Form 10-K
period 2000-12-31
TRANSMETA CORP
filed 2001-03-07
CIK 1001193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER 000-31803

                             TRANSMETA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                                   77-0402448
              (STATE OF INCORPORATION)                                (IRS EMPLOYER IDENTIFICATION NO.)

                   3940 FREEDOM CIRCLE, SANTA CLARA, CA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 919-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, $0.00001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 23, 2001, there were 130,418,988 shares of the Registrant's common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the average bid and asked prices price of $28.75 for the common stock as quoted by the Nasdaq National Market on that date), was approximately $2.3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2001 are incorporated by reference into Part III of this report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FISCAL YEAR 2000 FORM 10-K

                             TRANSMETA CORPORATION

                                     INDEX

  ITEM                                                                    PAGE
  ----                                                                    ----
                                    PART I

Item 1.   Business....................................................      1
Item 2.   Properties..................................................     13
Item 3.   Legal Proceedings...........................................     13
Item 4.   Submission of Matters to a Vote of Security Holders.........     13

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     14
Item 6.   Selected Financial Data.....................................     15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................     17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     33
Item 8.   Financial Statements and Supplementary Data.................     34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................     57

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........     57
Item 11.  Executive Compensation......................................     57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     57
Item 13.  Certain Relationships and Related Transactions..............     57

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     57

Signatures............................................................     60

     We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 3940 Freedom Circle, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta(TM), the Transmeta logo, Crusoe(TM), the Crusoe logo, Code Morphing(TM), LongRun(TM) and Midori(TM) are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," believes" or similar expressions are intended to identify forward-looking statements. These statements include, among other things, statements concerning our anticipated growth strategies, anticipated trends in our business and the markets in which we operate, our expectations for our future performance and the market acceptance of our products, our need for additional capital, and the status of evolving technologies and their growth potential. In addition, the section entitled "Risks That Could Affect Future Results" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" consists primarily of forward-looking statements. Forward looking-statements are only predictions, based upon our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate.

     Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That Could Affect Future Results" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Transmeta Corporation develops and sells software-based microprocessors and develops additional hardware and software technologies used to build Mobile Internet Computers, which are portable computing and communication devices that are compatible with PC software and provide sufficient performance to run demanding Internet media applications while also offering long battery life. Mobile Internet Computers include traditional notebook computers and newly emerging Internet appliances. We believe that Mobile Internet Computers using our products will allow users to access the Internet virtually anywhere and anytime, and to benefit from the same full-featured computing experience that they currently enjoy with their desktop PCs. Crusoe is the name for our software-based family of microprocessors that operate with low power consumption, offer high performance and are compatible with software designed for IBM x86 PC compatible computers. Transmeta offers Crusoe microprocessors suitable for a broad set of existing and emerging end markets.

INDUSTRY BACKGROUND

  The Evolution of the Desktop Personal Computer Toward Mobile Internet
Computing

     The desktop personal computer, or PC, is widely used for business and personal activities and is commonly found in both the workplace and the home. Although the PC was originally developed to run software applications on a standalone basis, the emergence of the Internet has dramatically changed how people use the PC. The PC is now commonly used for communication and collaboration over the Internet in addition to computation and word processing functions. Electronic mail, or email, is a widely used means of communication and information delivery. Many PC users spend a significant portion of their PC usage time browsing the World Wide Web. The Internet has also become an efficient means of conducting personal and business transactions, primarily through business-oriented websites and online business exchanges. Internet usage has proliferated to the point where, out of a United States population of 273 million people, International Data Corporation, or IDC, estimates that more than 100 million access the Internet.

     People are becoming increasingly mobile in their business and personal activities, and are using the Internet to connect remotely to their businesses, family and friends. As people become more dependent upon email and visiting their favorite sites on the World Wide Web, they want to have Internet access wherever they go. Notebook computers enable people to bring the PC experience with them when they are away from their homes and offices. The notebook computer market is expected to grow as people use the Internet for web access, email and other forms of communication, in addition to running business and personal software applications. According to IDC, approximately 27 million notebook computers were shipped during 2000 and this number is forecasted to grow to approximately 35 million in 2002.

     As users seek access to the Internet anytime and anywhere, we believe they will want the same portable convenience that they currently enjoy from cellular phones. Until recently, most users have accessed the Internet through a wired Internet connection in office environments or through dial-up modems in home environments. However, consumer demand has caused the proliferation of Internet connections to many locations, such as airports and hotels, where a mobile Internet user may need them. Wireless modem technologies currently exist to help mobile users reach the Internet when these land-based connections are unavailable. We believe that the emergence of new wireless technologies will further increase demand for Internet access from battery-powered mobile devices.

     As mobile computer users increasingly use wireless technologies to access the Internet, they are likely to expect the same full Internet experience that they currently have with a desktop PC. We believe this ability to access the entire Internet, anywhere and anytime, with mobile computing devices will change people's view of communication like cellular telephones changed how people use the telephone. We refer to these devices, which include notebook computers and newly emerging devices such as full-featured Internet appliances, as "Mobile Internet Computers."

     The demand for Internet access has spawned an emerging market for simpler computing devices dedicated to Internet applications. Often referred to as "Internet appliances," these devices are designed to provide the user with an Internet experience comparable to that delivered by a desktop PC. These appliances may take many forms, such as a handheld tablet computer in which a touchpad is incorporated in the screen or a computer consisting of a flat panel display with all of the electronics behind the display panel. As these devices proliferate throughout the home and office, other types of Internet appliances are emerging. Examples of these Internet appliances include systems that bring the Internet into the home or office and distribute it to a number of other computers. These devices include set-top boxes and residential gateways. Some of these devices will transform the wired Internet connection into radio-based communication for other Internet appliances in the home. For example, new wireless radio standards are being used to provide high-speed wireless Internet connections in the home. Today the market for Internet appliances is in its infancy, but is predicted to grow rapidly. IDC forecasts that the market for Internet appliances and other similar devices that access the Internet will grow to more than 75 million units in 2003.

     The personal computer has improved tremendously since the introduction of the first 64KB 5-MHz IBM x86 PC in 1981. While hardware performance and memory capacity have each increased by a factor of about one thousand since the original IBM x86 PC, software compatibility has remained largely unchanged. Personal computers that retained software compatibility with the x86 computer instruction language have thrived, while those that tried to use other microprocessors incompatible with the x86 PC have not sustained significant market share. Adherence to IBM x86 PC compatibility has been critical for the success of both new PCs and thousands of PC-oriented software applications. Microsoft's Windows95, Windows98 and Windows Millennium Edition operating systems, for example, are only available for x86 compatible PCs.

     Beyond compatibility with standalone x86 PC software, the ability to access the entire Internet and obtain the full Internet experience usually requires x86 compatibility. Software developers and developers of websites often presume that users will be accessing the Internet through an x86 compatible PC. Software developers will often use new multimedia and animation techniques in order to attract people to their websites. Often these new techniques are delivered through small software programs, called plug-ins, that extend the functionality of a web browser. Most plug-ins are composed of small x86 compatible software programs downloaded over the Internet. This means that an x86 plug-in will not run unless the web browser is running on an x86 compatible microprocessor. Without plug-in functionality, sections of a website dependent on a plug-in are inaccessible, denying the user the full Internet experience. Full compatibility with the Internet demands x86 software compatibility.

  Desirable Features for Mobile Internet Computers

     Today's mobile computers can still be improved in many ways. For users to obtain a truly satisfying Internet computing experience and for the markets for notebook computers and Internet appliances to reach their full potential, a wide range of user requirements must be simultaneously satisfied. To date, no technology has enabled the full mobile Internet experience that incorporates the wide range of features that users desire. We believe that the successful evolution of Mobile Internet Computers will require a single solution that addresses all of the following user desires:

     Longer Battery Life. As users become increasingly mobile in their business and personal lives, their ability to plug their Internet computing devices into an electrical socket becomes increasingly constrained. To mitigate this problem, Mobile Internet Computing devices need to run several hours on battery power alone, significantly longer than the two to three hours often experienced with existing notebook computers. In addition, because mobile users tend to run the same high performance applications whether their computers are plugged into an electric socket or running on battery power, they will want several hours of battery life without noticeably sacrificing performance or portability. For example, the ability of a battery to last for the entire duration of a transatlantic airline flight would greatly increase the utility of notebook computers.

     Lighter Weight. Lighter and thinner notebook computers have grown in popularity as people who need to stay connected to the Internet have become less willing to travel regularly with heavy notebook computers. Notebook computers can weigh as much as 7 to 10 pounds, making them cumbersome to carry. One of the heaviest components of notebook computers is the battery, but reducing the battery size to reduce weight also reduces the computer's running time before it must be recharged.

     Comparable Performance. Most people are accustomed to accessing the Internet through an x86 desktop PC. Playing a DVD movie, downloading an MPEG-4 streaming video movie or running a Macromedia Flash plug-in, for example, requires levels of performance comparable to that of a typical 400 MHz desktop x86 PC. As mobile computing becomes a more integral part of daily business and personal life, users will expect comparable levels of performance from their Mobile Internet Computers.

     Full x86 Software and Internet Compatibility. The majority of Internet sites presume the user has an x86 notebook computer or desktop PC. Users will expect the same full-featured Internet experience from any new Mobile Internet Computer as they enjoy with their desktop PC. Internet users require x86-based plug-in applications and general application software in order to enjoy an experience comparable to that of the desktop PC. Thus, we believe that compatibility with the x86 instruction set and basic PC system infrastructure will be important for any Mobile Internet Computer.

     Cost Effective. For Mobile Internet Computers to proliferate, they must be priced at levels that are suitable for consumer electronic devices. Particularly in the Internet appliance market, consumers are expected to look for moderately priced alternatives to the desktop PC and notebook computer to be used throughout the home and office.

     Cool and Quiet. As Mobile Internet Computers become more consumer-oriented, issues such as cooling fan noise and surface heat will become increasingly important to minimize the annoyance and discomfort associated with loud fans and hot notebook computers. Ideally, Mobile Internet Computers will remain cool without requiring a noisy fan.

  The Industry Microprocessor Dilemma

     Within a notebook computer or Internet appliance, the microprocessor usually dictates the characteristics of the entire computer system. Unfortunately, no single microprocessor has simultaneously enabled all of the characteristics users desire for full-featured Mobile Internet Computers. These limitations force system designers to make choices among various features such that only a subset of user requirements is satisfied when using any traditional microprocessor. For example, a common tradeoff in existing products is that x86 compatibility is sacrificed in order to achieve longer battery life.

     Two types of microprocessor architectures dominate today's marketplace. They are generically known as reduced instruction set computer, or RISC, and complex instruction set computer, or CISC. RISC is represented by a variety of different microprocessor architectures such as those licensed from ARM Holdings and MIPS Technologies, Power PC from IBM and Motorola, and SPARC from Sun Microsystems. CISC is typically represented by microprocessors found in x86 PCs. RISC microprocessors were developed in the 1980s as a way to use a simpler microprocessor design to provide higher performance. However, RISC instruction sets are not compatible with x86 PC software, and systems that use this architecture have much more limited software availability. Over recent years, CISC microprocessor design teams have found that they were able to achieve levels of performance similar to RISC chips by adding further complexity to their designs. However, more complex designs have a number of other drawbacks, including additional power usage and larger, more costly chips. When considering alternatives among commonly available microprocessors, system designers typically have the following choices and tradeoffs:

     - High performance, high power x86 compatible microprocessors. These are microprocessors typically used in a mobile or desktop PC. For a Mobile Internet Computer, the most important user disadvantages of these microprocessors are high power consumption and limited battery life.

     - Low-performance x86 compatible microprocessors. These devices are usually based on an older generation microprocessor, such as a 486 generation design. The cost of these older designs is usually very low, but performance is often not sufficient to run modern multimedia applications such as MPEG-4 video movies.

     - High performance, high power RISC microprocessors. These microprocessors are often found in RISC workstations and do not provide compatibility with x86 PC application software or x86 plug-ins.

     - Low power RISC microprocessors. There are several low power RISC microprocessors that can provide excellent battery life, but the lack of x86 compatibility limits their ability to provide the full-featured Internet experience, which requires the ability to run PC software and x86 plug-ins.

     We believe that no single microprocessor to date has provided enough of the desired characteristics for Mobile Internet Computers to satisfy user requirements and to achieve their full market potential. As a result, systems developers must compromise their designs and speculate regarding the features consumers might be willing to sacrifice as part of their Mobile Internet Computing experience.

TRANSMETA'S SOLUTION

     Transmeta develops and sells software-based microprocessors and develops additional hardware and software technologies that enable computer manufacturers to build computers that simultaneously offer long battery life, high performance and x86 compatibility. Our Crusoe microprocessors are unique because, unlike traditional microprocessors that are built entirely with silicon hardware, they are composed of both a software and a hardware component.

     The software component of our Crusoe microprocessors is called Code Morphing software. The primary function of Code Morphing software is to provide a compatibility bridge between standard x86 PC software and our hardware chip with its own proprietary instruction set. Code Morphing software dynamically translates the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. This translation process is undetectable to the end user. In addition, Code Morphing software continuously learns about the programs run by a user in order to re-optimize the operation of those programs so that they run on Crusoe with the lowest possible power usage and highest possible performance.

     The hardware component of our Crusoe microprocessors is a silicon chip using a Very Long Instruction Word, or VLIW, architecture. It has a proprietary instruction set with instructions up to 128-bits long. This chip provides the basic processing units, registers and cache memory. Our VLIW architecture allows us to achieve high performance with a relatively simple internal design primarily optimized for speed and low power. Responsibility for complex control and instruction scheduling functions, which is normally found in hardware, is transferred to the Code Morphing software. Moving these functions from hardware into software results in a design with fewer logic transistors, and hence a smaller die size, to achieve a given level of performance.

     Our novel software-based microprocessor approach can help computers built with Crusoe microprocessors to achieve the following benefits:

     - Longer Battery Life. Crusoe microprocessors consume less power than most other x86 microprocessors -- around 1 watt or less in typical applications. Since the microprocessor is often the largest user of overall system power, Crusoe's lower power consumption translates into longer battery life for a given battery size.

     - Lighter Weight. The battery is often the heaviest single component in a mobile computer. Because Crusoe microprocessors use less power than typical hardware-based microprocessors, system designers have the option to build lighter weight computers with smaller batteries. Crusoe's lower power consumption also means that systems can be designed without heavy components used to eliminate heat, such as a fan or heat pipe, which add additional weight and thickness.

     - Comparable Performance. Crusoe microprocessors provide performance comparable to that of a typical x86 desktop PC. For example, Crusoe microprocessors offer sufficient performance for highly computational multimedia tasks such as software decoding a DVD movie.

     - Full x86 and Internet Software Compatibility. Crusoe microprocessors are compatible with software written for the x86 PC and the Internet. This allows Crusoe microprocessors to run x86-based Internet software such as browser plug-ins, as well as the wide range of software applications familiar to users of desktop PCs. Crusoe microprocessors are compatible with operating systems, basic input/output systems and applications software that normally run on x86 PCs.

     - Cost-Effective Approach. By moving functionality from hardware into software, Crusoe's hardware uses fewer logic transistors than other x86 PC microprocessors, resulting in a chip with a less complex and smaller die. Smaller chips cost less to manufacture than larger chips. Our small die size has also allowed us to integrate additional functionality, which can save space on the motherboard and provide OEMs with the cost advantages of a one-chip solution compared to a two-chip solution.

     - Cool and Quiet. Because Crusoe microprocessors consume low power, computers using Crusoe generally do not require a cooling fan. This eliminates fan noise, fan weight, fan cost and power consumption by the fan itself. We believe that cool and quiet computers will be increasingly valued as Internet appliances become more common in the home.

     - Downloadable Over the Internet. Because Crusoe is implemented with software, we can send new versions of Code Morphing software over the Internet. We can use this feature to send product updates to customers, as well as to provide specialized versions with additional diagnostic capabilities, or even to fix bugs that may be found at a future time.

     We believe that we have one of the foremost combined hardware and software engineering teams involved with microprocessor design. David Ditzel, our Vice Chairman and Chief Technology Officer and a co-founder of Transmeta, is a pioneer designer in the microprocessor arena. Over the last 25 years, he co-developed reduced instruction set computer, or RISC, microprocessor technology while employed at AT&T's Bell Laboratories, and was director of SPARC Laboratories and Chief Technical Officer of Sun Microsystems' Microelectronics division. We have recruited a talented engineering staff in both hardware and software areas consisting of many well respected senior engineers. For example, we employ Linus Torvalds, the originator of the Linux operating system, to work on a variety of software projects within the Crusoe solution.

STRATEGY

     Our objective is to provide industry-leading low power processing solutions combined with x86 software compatibility at a variety of compelling cost and performance points. Key elements of our strategy include:

     Extending Our Expertise in Software-Based Microprocessor Technologies. We plan to extend our expertise in software-based microprocessor technology to provide differentiated products to the market. We intend to develop successive generations of hardware architectures and Code Morphing software optimizations to further enhance power management and performance, while maintaining x86 software compatibility. We also intend to exploit the unique characteristics of software to continue to move additional hardware features into software. We plan to extend the ability of our Code Morphing software to "learn" about the characteristics of an application program while it is running, and to use this knowledge to further improve performance and lower power consumption.

     Focusing on the Notebook Computer and Mobile Internet Appliance
Markets. Our initial goal is to target our Crusoe microprocessors at growing markets where low power, mobility and x86 PC software compatibility are paramount, such as in the Mobile Internet Computing market. We believe that we are well positioned to be the leading microprocessor solution for Mobile Internet Computing devices, which are at the convergence point between communications and computing. Our initial products are focused on the growing ultra-light, less than 4 pounds, mobile notebook computer market, which seeks long battery life combined with high performance. We are also focused on the evolving Internet appliance market, where low power consumption and low cost are important.

     Developing Additional Low Power Markets Beyond Mobile Computing. We believe that there are a number of new market opportunities for our Crusoe microprocessors where low power and x86 software compatibility are particularly important, but where mobility and battery life may not be a factor. Next generation cable television set-top boxes, for example, will need x86 compatibility to provide Internet connectivity and web browsing, and sufficient performance to deliver streaming media in a home environment where a cool and quiet system without a noisy fan will be desired. As people acquire multiple computers or Internet appliances in the home, they will need a facility for connecting them to each other and to the Internet. These devices are often called home network servers and residential gateways. We also see a developing interest in a new type of high-density web server, where the critical factor is the number of transactions processed per watt per cubic foot. Crusoe's low power allows OEM's to pack hundreds of processor-based server cards in a space normally configured for just a few dozen server cards. This is an application for which Crusoe's low power features are particularly attractive.

     Developing Relationships With Companies and Communities That Enhance Our Business. We are working aggressively to develop relationships with others that enhance our respective businesses and allow us to focus on our core competencies. We work closely with our OEM customers to collaborate on the specifications for our next generation products. We have developed a working relationship with Microsoft to ensure compatibility with their software products and to collaborate on future products. We also work closely with the Linux community to develop new features for our customized version of Linux, called the Midori Project (previously referred to as Mobile Linux). The Midori Project is an open source program designed to allow programmers to create enhancements of Linux in low power, small form factor applications. We use IBM and TSMC to fabricate silicon wafers using advanced process technologies rather than developing our own manufacturing facilities. We believe that these relationships will enable computer manufacturers to bring Crusoe-based computers to market quickly.

     Developing Expertise Across the Entire Computer System. To speed the adoption of our technology and improve our customers' time-to-market, we often provide potential customers with complete reference computer system solutions. By building an entire computer system, we can innovate across all the components of a computer system and help our customers resolve system design issues. We are committed to bringing expertise to our customers not only in microprocessors, but also in the engineering know-how of motherboard design, porting of basic input/output system software, operating system bring up, compatibility testing, power management tuning and thermal design issues. We believe that our ability to provide comprehensive systems expertise will continue to improve our customers' time-to-market and accelerate the adoption of the Crusoe solution.

CORE COMPETENCIES AND TECHNOLOGIES

     We are involved in the research, design, product development and system integration of many of the software and hardware technologies that make up a complete x86 PC compatible computer system. In addition to the microprocessor, the quality of the final computer system depends on the successful integration and optimization of all of the various hardware and software components in the computer. Our understanding of the complete computer system and our ability to provide and improve an optimized total platform solution for our customers are the result of our core competencies and technologies.

     Crusoe Microprocessor Development. Our approach to microprocessor design implements substantial portions of the microprocessor with software. Each of our Crusoe microprocessors consists of both a software component and a hardware component. When combined, these two components form a single microprocessor solution that is compatible with software programs designed for x86 PC compatible computers, operates using less power than most other x86 microprocessors and runs applications with performance levels comparable to those of desktop computers.

     We believe that there are several technical and business benefits to this approach. By partitioning the complex problem of designing a microprocessor into two pieces, each piece is individually simpler to implement. A substantial portion of the functionality of our microprocessor is implemented with software, which allows the remaining functionality to be implemented in a relatively simple semiconductor chip. We have developed substantial technical expertise and technology in developing the following components in our microprocessor.

     - Code Morphing Software. The software component of our Crusoe microprocessors is called Code Morphing software, because it dynamically translates, or morphs, x86 instructions into instructions for our very long instruction word processors. Code Morphing software dynamically translates from the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. The technology involved in Code Morphing software is similar to that used in advanced compilers, but with the input being binary programs rather than high-level language source code. Code Morphing software translates small groups of instructions incrementally, on an as-needed basis. Because of the incremental approach, the Code Morphing process happens so quickly that it is not detectable to the end user. Once a group of instructions is translated, those translated instructions are cached for successive executions without the need for further translation. Since instructions in an application often execute millions of times or more, performance costs associated with translation are quickly amortized. Code Morphing software constantly monitors the programs a user is running in order to re-optimize the operation of the program sections so that they run on the Crusoe microprocessor with the lowest possible power consumption and highest possible performance.

     - Very Long Instruction Word (VLIW) Processor Hardware. The hardware component of our Crusoe microprocessors is a VLIW processor chip. Our VLIW chip is responsible for basic arithmetic computation, and the control and caching functions. It currently supports both 128-bit and 64-bit wide instructions. Each of these wide instructions can control multiple functional units in parallel for high performance under software control. For example, a single 128-bit VLIW instruction might simultaneously control an integer addition, an integer subtraction, a memory load and a branch. Our microprocessors currently employ a number of advanced features. Crusoe microprocessors have relatively large Level 1 instruction caches and large Level 1 data caches. Our high-end Crusoe microprocessors also contain on-chip Level 2 caches that improve performance by reducing the average time to access data from memory, and also help reduce power by decreasing the number of power-burning memory accesses to dynamic random access memory, or DRAM.

     - Integrated Northbridge Chipset. Because we have moved many traditional chip functions from hardware into software, the basic processor requires a relatively small chip area. This provides the opportunity to integrate a full PCI bus controller, a synchronous DRAM, or SDRAM, memory interface, and, on some Crusoe microprocessors, a double data rate SDRAM, or DDR SDRAM, memory interface. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. These functions have been traditionally provided in a second chip, called a northbridge. Crusoe microprocessors integrate this northbridge functionality onto the same silicon die as the processor. This increased level of integration reduces both power requirements and motherboard area, which are critical resources in small mobile devices.

     - LongRun Power Management. Our proprietary LongRun technology is enabled by the monitoring and optimization capabilities of Code Morphing software. LongRun monitors levels of user activity to determine how much performance is actually needed. Our chip has special purpose hardware that allows LongRun to rapidly adjust the frequency and voltage of the chip to a variety of levels to closely match the needed level of performance. Reducing frequency and voltage can substantially reduce the power consumed by the Crusoe microprocessor, which in turn leads to longer battery life.

     PC Design Expertise. We design and build PC-compatible computer systems based on our Crusoe microprocessors. We build these systems for internal engineering use in order to test our Crusoe microprocessors in a real system environment. We do not build these systems for commercial sale, but we believe that the detailed design specifications are valuable to our customers as known working reference designs. By providing schematics, motherboard layout and extensive design notes, we can help our customers save time to market. We have a systems engineering department that has already completed reference designs suitable for use in notebook computers, mobile Internet appliances and home electronic devices connected to the Internet. We also use these systems for many in-house purposes, such as testing new Code Morphing software, testing basic input/output systems, benchmarking and compatibility testing. We also take an active role in helping our customers debug and optimize the design of their platforms for longest battery life and best performance.

     BIOS Development. The BIOS software, or basic input/output system software, is usually the lowest level of software and the first software to execute x86 instructions in a PC. The BIOS controls low-level hardware functions, set-up of peripheral devices, some power management functions and a host of miscellaneous system housekeeping operations. Different BIOS code is needed for each unique motherboard and microprocessor combination, for Crusoe and other microprocessors as well, in order to make each of the components in the computer system work properly together. Knowing how to make changes to the BIOS requires detailed expertise about the individual motherboard and microprocessor characteristics. Our team of BIOS experts works with BIOS providers and customers to customize their BIOS code to the Crusoe microprocessor, Crusoe power management features and particular motherboard features. We then provide these changes back to the BIOS providers, so that they can provide Crusoe-supported BIOS ports to the computer manufacturers. This enables the computer manufacturer to save many months of time and substantial expense compared to doing a BIOS port on its own. In addition, our BIOS staff also assists our customers in the power-on and bring-up of new products.

     Power Management Expertise. Power management in a computer system requires substantial technical expertise. We have developed tools, methodologies and techniques that allow us to provide power management expertise to our customers. This expertise in power management is used to tune the computer system for the longest possible battery life.

     Thermal Management Expertise. Electronic devices operating in a closed box can generate excessive heat if not managed carefully. We use our expertise in thermal management to advise our customers about thermal solutions for their notebook and other Crusoe-based computers. Our chips incorporate thermal sensors, which can be used in conjunction with a Crusoe port for basic input/output system software and Code Morphing software to allow the Crusoe microprocessor to operate at the peak performance allowed by the thermal solution of the computer system. We use advanced computer aided design tools to do thermal modeling of individual computer systems to assure our customers that Crusoe will work reliably in their systems. Our goal is to help our customers avoid the use of fans. Eliminating fans can reduce noise and, by decreasing power usage, increase battery life.

     Microsoft Windows Support. We expect most notebook computers using Crusoe to run a version of the Microsoft Windows operating system. We work with Microsoft to ensure that our products are compatible with products of Microsoft and our mutual customers. Microsoft meets most of the operating system needs of computer manufacturers directly. Transmeta occasionally provides expertise for special software, such as "device drivers," that allow Windows or the basic input/output system to communicate with Crusoe. For example, we have provided our customers with a special device driver that allows them to use a graphical user interface to control our LongRun power management. We also work with Microsoft and computer manufacturers in testing Crusoe and customer platforms using Microsoft's Windows Hardware Quality Lab tests. We do not expect our relationship with Microsoft to be a direct source of revenue for us.

     Midori Project (formerly, Mobile Linux). Particularly for Internet appliances, we find that our potential customers desire customized versions of the Linux operating system. We have substantial expertise in the Linux operating system. Linus Torvalds, the creator of Linux, and several other well-known contributors to Linux and Linux standards are employees of Transmeta. We use this expertise to work with our customers to port, customize and otherwise provide enhancements to Linux that work with the different Crusoe-powered Internet appliance devices that our customers are designing. We have developed a customized version of Linux, called Midori, that enhances the Linux operating system to add power management functions, to operate without a hard disk drive and to use a compressed file system, so that programs can be stored more efficiently in memory. Following the open source model, we intend to release our changes for the Midori source code to the Linux community.

     Compatibility Testing. We have invested substantial resources in developing tools, expertise and test environments for compatibility testing. We test compatibility across three major areas: x86 compatibility, hardware compatibility, and full operating system and application compatibility. To test Crusoe microprocessors for compatibility with the x86 instruction set, we have purchased substantial microprocessor test suites, and had teams of programmers write individual compatibility test programs. We have also purchased and built computer programs that automatically generate further compatibility tests. For hardware interface compatibility, we test Crusoe's PCI bus interface for compatibility with the industry-standard definitions for the PCI bus. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. We test Crusoe's ability to communicate with standard components, such as graphics chips, southbridge chips and other controller chips, that communicate with the PCI bus. We test a variety of synchronous DRAMs, or SDRAMs, and double data rate SDRAMs, or DDR SDRAMs, for compatibility with Crusoe hardware. We also test other components on the motherboard, such as power supply chips and clock generator chips, to make sure that they work with Crusoe. We have established a systems compatibility test laboratory that tests approximately 30 different PC operating systems and hundreds of different PC applications with Crusoe.

     Internal Microprocessor Development Software Tools. We have developed a set of software tools including a C Compiler, a C++ Compiler, an assembler, a linker, a loader and various advanced debugging tools that give us a unique view into the execution of both Code Morphing software and translated user programs. This capability allows us to isolate bugs quickly in x86 code and watch the real-time operation of programs so that we can tune them for better performance and lower power characteristics. These tools also have proven valuable in bringing up new hardware systems with our customers because, even before the first x86 instruction is executed, Code Morphing software has already executed millions of instructions that can assist in probing different sections of the system.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     In January 2000, we introduced our Crusoe family of microprocessors. We expect to use the name Crusoe to represent current and future products, and to use this single brand name to represent characteristics of long battery life, x86 PC software compatibility and high performance. The different microprocessor models in the Crusoe family offer different levels of performance and different cost structures. We have found that the marketplace divides Mobile Internet Computing into two distinct markets: notebook computers and Internet appliances. Notebook computers usually run a version of the Microsoft Windows operating system. This market demands higher performance, longer battery life and x86 compatibility and is less price sensitive than the Internet appliance market. To address the notebook computer market, we have developed the

TM5x00 series of Crusoe microprocessors. In the market for Internet appliances, compatibility with the x86 instruction set is important, but cost can take a higher level of importance. We have seen a growing interest in the Linux operating system for this market. To address the newly emerging Internet appliance market, we have developed the TM3x00 series of Crusoe microprocessors. The price range for our TM3x00 series for Internet appliances is $50 to $80 per microprocessor. The price range for our TM5x00 series for notebook computers is $100 to $180 per microprocessor. The price ranges of these products are subject to change.

     TM3x00 Series for Internet Appliances. The TM3200 is a Crusoe microprocessor intended for Internet appliance computers running the Linux operating system. This microprocessor is composed of Transmeta's Code Morphing software and a 128-bit very long instruction word, or VLIW, chip. The VLIW chip runs at up to 400 MHz, contains a processing engine capable of executing up to four basic operations every clock cycle, and has a 64 KB Level 1 instruction cache and a 32 KB Level 1 data cache. In addition to the basic processor, the TM3200 also contains a PCI bus interface and a single data rate synchronous DRAM, or SDR SDRAM, controller. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. The PCI bus interface and SDR SDRAM controller, often collectively referred to as a northbridge, are integrated directly onto the Crusoe microprocessor. The TM3200 is produced using a .22 micron CMOS technology.

     TM5x00 Series for Notebook Computers. The TM5400 and TM5600 are high performance Crusoe microprocessors intended for notebook computers running the Windows operating system. These microprocessors are composed of Transmeta's Code Morphing software and a 128-bit VLIW microprocessor. The TM5400 was introduced in January 2000 and contains a 128KB Level 1 cache and a 256KB Level 2 cache. This part serves as the entry level solution for ultra-light mobile PC's.

     The TM5600 has the same features as the TM5400, with the exception of the Level 2 cache. The TM5600 contains a 512KB Level 2 cache for greater performance and thus serves as the higher end solution for ultra-light mobile PC's. The TM5600 is produced using a .18 micron CMOS technology.

     In mid 2001, Transmeta expects to introduce the TM5800, which will be similar to the TM5600, but will be produced using a .13 micron CMOS technology. We expect that the TM5800 will offer both increased performance and reduced power consumption for longer battery life. The TM5800 is designed to further Transmeta's goal of enhancing power management and performance for the mobile market, while maintaining x86 software compatibility.

CUSTOMERS

     We have and expect to continue to sell our products primarily to end manufacturers of computer equipment. In September 2000, we began volume shipments. Before that, we had only manufactured limited quantities of our products. Sony Electronics currently uses our Crusoe microprocessor in its VAIO PictureBook C1VN notebook computer. Fujitsu currently uses our Crusoe microprocessor in its new FM Biblo Loox T and FM Biblo Loox S notebook computers. Hitachi has announced three notebook computers and an Internet appliance incorporating Crusoe. Gateway currently uses our Crusoe microprocessors in Internet appliances in connection with America Online. NEC has announced that it will use our Crusoe microprocessor in its new LaVie MX notebook computer. During 2000, sales to Sony Electronics accounted for 59.5% of our product revenue and sales to Fujitsu accounted for 27.8% of our product revenue.

SALES AND MARKETING

     We sell our products through a variety of channels, including a direct sales force, sales representatives and distributors. A marketing staff supports our sales effort. In addition, we have field applications engineers who work directly with our customers. We have opened an office in Taiwan to provide sales and customer support, and expect to do the same in Japan this year. We also expect to sell our products in Asia through distributors. In August 2000, we entered into a distributor agreement to support our sales and marketing activities in the Far East market. Under this agreement, we appointed Siltrontech Electronics as the exclusive distributor of our products in Taiwan, Hong Kong and China until December 31, 2002, other than the right to sell products to OEMs and major notebook computer manufacturers. In September 2000, we appointed All American

Semiconductor as the exclusive distributor of our products in North America until December 31, 2002, other than the right to sell products to OEMs and major notebook computer manufacturers.

     We dedicate sales managers to principal customers to promote close cooperation and communication. We work with our potential customers to select, integrate and tune hardware and software system components that make up the final computer system. We also provide potential customers with reference platform designs, which we believe will enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also will enhance our targeted customers' confidence that our products will meet their market requirements and product introduction schedules.

MANUFACTURING

     We use third-party manufacturers for wafer fabrication. By subcontracting our manufacturing, we focus our resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of manufacturers, and permits us to work with those manufacturers that offer the most advanced manufacturing processes and competitive prices.

     IBM, at its manufacturing plant in Vermont, has manufactured all of our products to date. We have entered into a manufacturing agreement with IBM, which expires no sooner than December 30, 2003. We may cancel any outstanding purchase orders, but we must pay IBM for expenses it has incurred in connection with the purchase orders through the date of cancellation. Our agreement with IBM does not guarantee any level of production capacity or any particular price. Any inability of IBM to provide the necessary capacity or output could result in significant production delays. If IBM experiences capacity constraints, it may allocate its available capacity to its other customers. If IBM suffers any damage to its facility, or there is any other disruption of its manufacturing capacity, we may not be able to qualify alternative manufacturing sources for our products and bring them to volume production in a timely manner.

     We have qualified Taiwan Semiconductor Manufacturing Co., or TSMC, to fabricate wafers for Crusoe microprocessors. We expect TSMC will be operational for fabrication of wafers in production quantities during 2001. We place orders with TSMC on a purchase order basis. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or any particular price from TSMC. TSMC may allocate capacity to other companies and reduce deliveries to us on short notice.

     Our designs are compatible with industry-standard CMOS manufacturing processes. We believe this compatibility will permit us to qualify additional manufacturers to mitigate the risk of using a single source for a product. Our products are now primarily fabricated using .18 micron process technologies. We continuously evaluate the benefits, on a product by product basis, of migrating to a smaller geometry process technology to reduce costs and increase the performance of our microprocessors. We expect to begin producing in 2001 some of our products using a .13 micron, rather than a .18 micron, geometry process. Difficulties in shifting to smaller geometry process technologies or new manufacturing processes can lead to reductions in manufacturing yields, delays in product deliveries and increased expenses.

     IBM also performs the initial testing of the silicon wafers that contain our microprocessors. After initial testing, the silicon wafers are cut into individual semiconductors and assembled into packages. All testing is performed on standard test equipment using proprietary test programs developed by our test engineering group. We periodically audit our test facilities to ensure that their procedures remain consistent with those required for the production of our products. We rely upon IBM, at a site located in Canada, to assemble and test substantially all of our products. This reliance on IBM could result in product shortages or delays in the future. If these shortages or delays were significant, our customers might seek alternative sources of supply, which could harm our operating results and reputation. We are in the process of qualifying alternative assembly and test contractors in Asia.

     We participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer fabrication plants and assembly subcontractor. We closely monitor wafer fabrication plant production to enhance product quality and reliability and yield levels.

COMPETITION

     The market for microprocessors is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Intel recently announced lower power versions of its microprocessor to target applications in the ultra-light notebook computer market. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors for the Internet appliance market, including National Semiconductor.

     We compete on the basis of a variety of factors, including:

     - technical innovation;

     - performance of our products, including their power usage, product system compatibility, speed, reliability and density;

     - product price;

     - product availability;

     - reputation and branding; and

     - technical support.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Many of our competitors also have significant influence in the industry. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.

INTELLECTUAL PROPERTY

     Our success depends in part upon our ability to maintain the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our current patents principally cover microprocessors, software, components for microprocessors and systems including microprocessors. It is possible that no patents will issue from additional patent applications that we have filed. Even if additional patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, Midori, LongRun and Code Morphing.

     Legal protections afford only limited protection for our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, leading companies in the semiconductor industry have extensive portfolios with respect to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. There are currently no third party claims pending regarding our patents or our other intellectual property rights that we believe will prove to be material. In the future, however, litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets.

EMPLOYEES

     At December 31, 2000, we and our subsidiaries employed 418 people in the United States, Taiwan, Japan and Europe. Of these employees, 299 were engaged in research and development, 53 were engaged in sales and marketing and 66 were engaged in general and administrative.

     Twelve of our employees are located in Asia and two are located in Europe. In addition, at December 31, 2000, six people in the United States and Taiwan worked for us on a contract basis. None of our employees is subject to any collective bargaining agreements. We believe our employee relations are good.

ITEM 2. PROPERTIES

     We lease a total of approximately 137,475 square feet of office space in five buildings in a business park complex located in Santa Clara, California. We lease space in these buildings under four separate leases and one sublease, four of which expire in June 2008 and one of which expires in July 2001. We sublease a total of approximately 42,180 square feet of office space in two of the buildings to three different subtenants. These subleases expire between September 2001 and July 2002. We also lease office space in Taiwan to support our sales and marketing personnel worldwide. We intend to expand our operations significantly and therefore may discontinue subleasing space to others and may require additional facilities in the future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information for Common Stock

     Transmeta's common stock began trading on the Nasdaq National Market on November 6, 2000 under the symbol "TMTA". The following table shows the high and low sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. The market price of our common stock has been volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks That Could Affect Future Results." On February 23, 2001, the closing price of our common stock was $30.94.

          YEAR ENDED DECEMBER 31, 2000              HIGH        LOW
          ----------------------------             -------    -------
Fourth quarter (starting November 6, 2000).......  $50.875    $18.750

  Stockholders

     As of February 23, 2001, we had approximately 530 record holders of our common stock.

  Dividends

     Transmeta has never declared or paid cash dividends on its common stock. We currently anticipate that we will retain all available funds and any future earnings for use in our business. Therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

  Recent Sales of Unregistered Securities

     During the fiscal year ended December 31, 2000, we issued and sold the following unregistered securities, all of which reflect the two-for-one common stock split effected in October 2000:

     In February 2000, we issued a warrant to IDEO Product Development Inc. to purchase up to 8,000 shares of common stock at a price of $5.00 per share, exercisable upon the performance of services as specified in the warrant. The warrant expires on January 14, 2005.

     In February 2000, we issued and sold 1,200,000 shares of common stock to Toshiba Corporation in consideration for entering into the Restated and Amended Technology License Agreement on February 17, 2000.

     In April 2000, we issued and sold a total of 7,040,000 shares of Series G preferred stock to a group of 71 investors, consisting of 22 individuals, 14 corporate investors, including a company controlled by one of our directors, and 35 venture capital and investment funds for a total purchase price of $88.0 million, all of which was paid in cash.

     We issued non-plan stock options to three executive officers and issued and sold common stock upon the exercise of those options, as follows: Mark K. Allen purchased 2,000,000 shares of common stock at a price of $3.00 per share on January 17, 2000 upon exercise of an option granted on January 4, 2000; David P. Jensen purchased 550,000 shares of common stock at a price of $3.63 per share on March 6, 2000 upon exercise of an option granted on February 18, 2000; and Merle
A. McClendon purchased 1,100,000 shares of common stock at a price of $6.00 per share on August 3, 2000 upon exercise of an option granted on July 21, 2000. All of these purchasers executed promissory notes for the purchase price. The notes have five-year terms and bear interest semi-annually on the principal amounts at the applicable federal rate.

     In August 2000, we issued 80,000 shares of common stock to CPU Technology, Inc. upon exercise of a warrant that was granted in August 1996 as partial consideration for services. The exercise price of $.63 per share was paid in cash.

     In November 2000, we issued 1,200,000 shares of common stock to International Business Machines upon conversion of a convertible promissory note that was issued in December 1997.

     In November 2000, we issued 321,914 shares of common stock to Comdisco, Inc. upon exercise of a warrant that was granted in March 1996. The exercise price of $0.41 per share was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.

     The sales and issuance of securities listed above were determined to be exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering.

     In November 2000, we issued a total of 73,174,342 shares of common stock upon the conversion of all shares of preferred stock then outstanding. The transaction was deemed to be exempt from registration under Section 3(a)(9) of the Securities Act.

     The following issuances and sales of securities were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 under Section 3(b) of the Securities Act as transactions under compensation benefit plans and contracts relating to compensation.

     During fiscal 2000, we issued 665,406 shares of common stock to employees, directors, consultants and other service providers upon exercise of options granted under our 1995 Equity Incentive Plan, with an exercise price of $0.04 per share paid in cash.

     During fiscal 2000, we issued 1,713,451 shares of common stock to employees, directors, consultants and other service providers upon exercise of options granted under our 1997 Equity Incentive Plan, with exercise prices ranging from $0.13 to $3.25 per share paid in cash.

  Use of Proceeds From Sales of Registered Securities

     Our Registration Statement on Form S-1 (File No. 333-44030) related to our initial public offering was declared effective by the SEC on November 6, 2000. A total of 14,950,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of approximately $314 million. All of these shares were registered on our behalf. The offering commenced on November 6, 2000 and all shares of common stock offered were sold for the aggregate offering price through a syndicate of underwriters managed by Morgan Stanley Dean Witter; Deutsche Banc Alex Brown; Salomon Smith Barney; Banc of America Securities LLC; and SG Cowen.

     We paid to the underwriters underwriting discounts and commissions totaling $21.9 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total expenses of $24.4 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $289.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

     As of December 31, 2000, we had paid $2.5 million of the net proceeds to IBM under the terms of our amended license agreement and $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998. The remaining net proceeds had been invested in interest bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with selected historical consolidated financial data of Transmeta Corporation. We have prepared this information using the historical consolidated financial statements of Transmeta Corporation for the five years ended December 31, 2000. The historical consolidated financial statements for the five years ended December 31, 2000 have been audited.

     It is important that you read this selected historical financial data with the historical consolidated financial statements and related notes contained in this Report as well as the section of this Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These historical results are not necessarily indicative of results to be expected in any future period.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000        1999       1998       1997      1996
                                              ---------   --------   --------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Product...................................  $  16,180   $     76   $    326   $     --   $    --
  License...................................         --      5,000     28,000      1,400        --
                                              ---------   --------   --------   --------   -------
          Total revenue.....................     16,180      5,076     28,326      1,400        --
Cost of product revenue.....................      9,461         18         71         --        --
                                              ---------   --------   --------   --------   -------
Gross profit................................      6,719      5,058     28,255      1,400        --
Operating expenses:
  Research and development..................     61,415     33,122     23,467     12,828     5,800
  Selling, general and administrative.......     27,045     12,811     12,616      4,584     1,840
  Amortization of deferred charges under
     license agreements.....................     10,416        218         --         --        --
  Amortization of deferred stock
     compensation...........................     13,056         --         --         --        --
                                              ---------   --------   --------   --------   -------
          Total operating expenses..........    111,932     46,151     36,083     17,412     7,640
                                              ---------   --------   --------   --------   -------
Operating loss..............................   (105,213)   (41,093)    (7,828)   (16,012)   (7,640)
  Interest and other income.................      9,174      2,456        892         96       200
  Interest expense..........................     (1,666)    (1,952)    (1,154)      (271)      (31)
                                              ---------   --------   --------   --------   -------
Loss before income taxes....................    (97,705)   (40,589)    (8,090)   (16,187)   (7,471)
Provision for income taxes..................         --        500      2,000         --        --
                                              ---------   --------   --------   --------   -------
Net loss....................................  $ (97,705)  $(41,089)  $(10,090)  $(16,187)  $(7,471)
                                              =========   ========   ========   ========   =======
Net loss per share -- basic and diluted.....  $   (2.18)  $  (1.51)  $  (0.44)  $  (0.79)  $ (0.37)
                                              =========   ========   ========   ========   =======
Weighted average shares outstanding -- basic
  and diluted...............................     44,741     27,236     23,074     20,576    20,000
                                              =========   ========   ========   ========   =======

                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                      2000      1999      1998      1997     1996
                                                    --------   -------   -------   ------   ------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................  $259,744   $46,645   $27,809   $5,342   $3,639
Working capital...................................   343,004    58,912    21,909    2,732    3,063
Total assets......................................   412,536    99,443    43,497    8,740    4,509
Long-term obligations, net of current portion.....    20,950    27,020    10,798    1,823    6,911
Total stockholders' equity........................   364,916    63,083    24,032    3,764    3,346

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Risks That Could Affect Future Results." This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

OVERVIEW

     We develop and sell software-based microprocessors and develop additional hardware and software technologies that enable computer manufacturers to build computers that simultaneously offer long battery life, high performance and x86 compatibility. We rely on independent, third-party contractors to perform manufacturing, assembly and test functions. Our fabless approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

     From our inception in March 1995 through September 2000, we were in the development stage and engaged primarily in research and development. In 1999, we began focusing on achieving design wins with original equipment manufacturers, or OEMs, in addition to our ongoing development activities. In January 2000, we introduced our Crusoe family of microprocessors, and we began recognizing product revenue from sales of these microprocessors in the first half of 2000. Through June 30, 2000, product shipments consisted of development systems and prototypes. We expect to be dependent on sales of Crusoe microprocessors and successive generations of these products for the foreseeable future. We began volume shipments of production units in the third quarter of 2000 and emerged from the development stage during that period.

     License fees from IBM and Toshiba constituted substantially all of our revenue in 1999, 1998 and 1997. We negotiated a technology license agreement with IBM in December 1997 and a technology license agreement with Toshiba in February 1998. Under these agreements, we received license fees, access to technology, engineering and test services, photomasks used to print circuits on a wafer, and wafer and other production services. In exchange, we granted IBM and Toshiba nonexclusive rights to manufacture, market and sell both x86 compatible products and other types of products, in each case incorporating the licensed technology. The IBM agreement was amended in November 1999 and September 2000 and the Toshiba agreement was amended in February 2000. Under the first amendment to the IBM agreement and the amendment to the Toshiba agreement, we reacquired the rights to manufacture, market and sell x86 compatible products incorporating our technology. IBM retains a nonexclusive license until December 2003 and Toshiba retains a nonexclusive license until February 2003, in each case, to manufacture, market and sell non-x86 compatible products incorporating the licensed technology. In connection with amending the IBM agreement, we agreed to pay IBM a total of $33.0 million over the next four years and fixed the conversion rate of a convertible promissory note issued to IBM at 1,200,000 shares of our common stock. In connection with amending the Toshiba agreement, we issued 1,200,000 shares of our common stock to Toshiba. We are entitled to future royalties under these amended license agreements for sales by IBM or Toshiba of non-x86 compatible products that incorporate the licensed technology. We have no indication from IBM or Toshiba that either will sell non-x86 compatible products that incorporate the licensed technology. As a result, we do not expect to receive any royalties under these agreements.

     We recognized license revenue when earned, which occurred when agreed-upon deliverables were provided, or milestones were met and confirmed by our licensees. Also, license revenue was recognized only if payments received were non-refundable and not subject to any future performance obligation by us. The timing of license revenue reflects significant deliverables provided and milestones achieved in 1998. The final IBM milestone was achieved and the related final license payment was made to us in 1998. The final Toshiba milestone was achieved and the related final license payment was made to us in 1999.

     We currently sell our products primarily to OEMs and, to a lesser extent, through distributors. Two customers accounted for a substantial percentage of our revenue in 2000. During 2000, sales to Sony Electronics accounted for 59.5% of our product revenue and sales to Fujitsu accounted for 27.8% of our product revenue. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of product revenue. Although we derive a substantial portion of our product revenue from customers in Asia, we expect that these customers ultimately will sell their products to major PC manufacturers in the United States and Japan. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Substantially all of our product sales in 2000 were for the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

     In August 2000, we entered into a distribution agreement with Siltrontech Electronics Corporation in Taiwan to support our sales and marketing activities in the Far East market. We appointed Siltrontech Electronics as the exclusive distributor of our products in Taiwan, Hong Kong and China until December 31, 2002, other than the right to sell products to OEMs and major notebook computer manufacturers. In September 2000, we appointed All American Semiconductor as the exclusive distributor of our products in North America until December 31, 2002, other than the right to sell products to OEMs and major notebook computer manufacturers. These agreements specify inventory levels and price protection and contain provisions regarding rights of return.

     We generally recognize revenue from product sales upon transfer of title, typically upon shipment, and provide for expected returns and warranty costs at that time. With respect to products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers.

     Cost of product revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services. They also will include commissions paid to internal and external sales representatives, once volume shipments increase. We have incurred no sales commission costs to date.

     In connection with the grant of stock options to our employees in 2000, we recorded deferred stock compensation of approximately $44.7 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders' equity and is amortized on the graded vesting method. In addition, we recorded $1.3 million of deferred compensation charges in the first quarter of 2000 related to a severance agreement with a former employee. We will incur substantial expense in future periods as a result of the amortization of the deferred stock compensation.

     Historically, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of $173.7 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. General softening in the semiconductor industry and in the general economy has occurred in the first calendar quarter of 2001. Our operating results could fluctuate in response to the general economic downturn.

RESULTS OF OPERATIONS

     Revenue. Product revenue was $16.2 million in 2000, $76,000 in 1999 and $326,000 in 1998. The increase from 1999 to 2000 results from volume shipments of products and shipments of prototypes and development systems. Revenue from two of our customers, Sony Electronics and Fujitsu comprised 87.3% of product revenue recognized in 2000. Product revenue decreased from 1998 to 1999 primarily due to one-time requirements in 1998 for development systems used by licensees.

     Substantially all of the revenue recognized in 1999 and 1998 consisted of license revenue, which decreased from $28.0 million in 1998 to $5.0 million in 1999. This revenue was earned in connection with the technology license agreements with IBM and Toshiba executed in 1997 and 1998 and was based upon fulfilling certain milestones. Most milestones were achieved during 1998 resulting in a significant decrease of license revenue in 1999. We do not expect to recognize any future license revenue in connection with the license agreements with IBM and Toshiba.

     Gross Profit. Product gross profit, which equals product revenue less cost of product revenue, was $6.7 million in 2000, $58,000 in 1999 and $255,000 in 1998. Product gross profit in 2000 reflects a significant increase in the volume of product shipments including prototypes and development systems. Product gross profit in 1999 and 1998 reflects sales of small volume prototypes and development systems. We expect our gross margin, which is product gross profit as a percentage of product revenue, to change in future quarters as volume shipments increase. In addition, we expect our gross margin to vary from period to period due to the mix of products sold, the stage in the life cycle of each of our products and expenses in connection with the manufacturing process. For example, newly-introduced products generally have higher average selling prices, which typically decline over product life cycles due to competitive pressures and technological advances.

     Research and Development. Research and development expenses were $61.4 million in 2000, $33.1 million in 1999 and $23.5 million in 1998. These increases were primarily a result of hiring additional development personnel, prototype wafer costs and services, costs of photomasks used to print circuits on a wafer and depreciation and amortization expenses arising from significant purchases of computer aided design and other software tools. The increase year to year was principally due to increased expenses related to recruiting and retaining development personnel of $10.5 million in 2000 and $3.2 million in 1999. In addition, we incurred $15.9 million of additional prototype wafer and related costs in 2000 compared to 1999 and $2.2 million in 1999 compared to 1998.

     Selling, General and Administrative. Selling, general and administrative expenses were $27.0 million in 2000, $12.8 million in 1999 and $12.6 million in 1998. The increase year to year was largely due to additional costs related to recruiting and retaining personnel of $12.6 million in 2000 and $1.6 million in 1999. In 1998, selling, general and administrative expenses included $1.2 million for implementation of our ERP system.

     Amortization of Deferred Charges Under License Agreements. In connection with the renegotiation of our technology license agreement with IBM in November 1999, we agreed to pay a total of $33.0 million over a four year period in order to reacquire license rights previously granted to IBM. We recorded the present value of these payments, $18.9 million, as a liability with a corresponding deferred charge. We also fixed the conversion rate of the IBM convertible promissory note at 1,200,000 shares of common stock. We recorded the fair value of the embedded beneficial conversion feature of the amended convertible promissory note, $3.2 million, as common stock with a corresponding deferred charge. In September 2000, we agreed to a further amendment of our technology license agreement with IBM. IBM relinquished the right to receive future contingent payments in exchange for our fixed commitment to pay $5.0 million, which was paid during the fourth quarter of 2000. This liability was recorded in the quarter ended September 30, 2000, also with a corresponding deferred charge. These deferred charges are being amortized on a straight-line basis through December 2003, which was the remaining license term during which the reacquired rights were originally in effect. In November 2000, IBM exercised its option to convert the note into 1,200,000 shares of common stock and the present value of the note, $433,000, was reclassified as additional paid in capital.

     In connection with the renegotiation of our technology license agreement with Toshiba in February 2000, we issued 1,200,000 shares of common stock to Toshiba. The deemed fair value of the shares issued, $6.8 million, is recorded on the balance sheet as deferred charges under license agreements and is being amortized on a straight-line basis over the license buyback period.

     We recorded amortization of $10.4 million in 2000 and $218,000 in 1999 in connection with the renegotiation of the IBM and Toshiba technology license agreements. Future amortization in connection with the IBM and Toshiba license agreement amendments will be $12.6 million in 2001, $12.5 million in 2002, $10.2 million in 2003 and $2.1 million in 2004.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $13.1 million in 2000. In connection with stock option grants through November 6, 2000, we expect to record $20.3 million in 2001, $8.3 million in 2002 and the balance in future years.

     Interest Income. Interest income was $9.2 million in 2000, $2.5 million in 1999 and $892,000 in 1998. The increase in 2000 was primarily due to larger average invested cash balances resulting from the closing of an equity offering in April 2000 and the initial public offering in November 2000.

     Interest Expense. Interest expense was $1.7 million in 2000, $2.0 million in 1999 and $1.2 million in 1998. The decrease from 1999 to 2000 was due to lower average debt balances due to several lease financing arrangements expiring during 2000. The increase from 1998 to 1999 was primarily due to increasing average debt balances and capital expenditure financing activity as we expanded our operating activities.

     Provision for Income Taxes. We recorded tax provisions of $500,000 in 1999 and $2.0 million in 1998 relating to foreign taxes in Japan withheld on license revenue from Toshiba. We did not record a tax provision in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from license revenue and lease financing.

     Net cash used in operating activities was $78.6 million in 2000, $36.4 million in 1999 and $5.2 million in 1998. In each year, net cash used in operating activities was attributable to our net losses and significant inventory and accounts receivable increases, partially offset by non-cash depreciation and amortization charges and increases in accounts payable and accrued liabilities. Increases in accounts payable and accrued liabilities were due to the general continued growth in business activity from 1998 to 2000. The increase in accounts payable during 2000 was also due to inventory-related purchases.

     Net cash used in investing activities was $82.0 million in 2000, $19.2 million in 1999 and $15.9 million in 1998. Net cash used in investing activities consisted of capital expenditures on property and equipment and, in 2000 and 1999, net purchases of investments. Capital expenditures were $8.4 million in 2000, $1.4 million in 1999 and $13.9 million in 1998 and consisted primarily of property, equipment and software. Net purchases of investments were $63.4 million in 2000. We loaned a total of $5.3 million to our founders in May 2000. The purpose of these loans was to provide an incentive to these founders to remain as employees. The loans bear 6.4% interest, compounded annually, and are due in May 2005. The loans are evidenced by non-recourse promissory notes that are secured by a total of 1,050,000 shares of our common stock.

     Net cash provided by financing activities was $373.8 million in 2000, $74.4 million in 1999 and $43.5 million in 1998. The increase in 2000 is primarily attributable to the net proceeds from the initial public offering in November 2000 and the net proceeds from the sale of convertible preferred stock in April 2000. The increase year to year is also due to the portion of our capital expenditures subsequently financed with leasing companies of $1.2 million in 2000, $1.4 million in 1999 and $7.4 million in 1998. In addition, during 1999 net cash provided by financing activities was attributable to net proceeds from the sale of convertible preferred stock and the issuance of promissory notes to financing companies totaling $1.4 million. In 1998, net cash provided by financing activities was primarily attributable to net proceeds from the sale of convertible preferred stock and the issuance of debt. Debt issued in 1998 consisted of promissory notes issued to financing companies totaling $3.5 million and a $1.1 million note issued to a supplier in connection with an equipment purchase.

     At December 31, 2000, we had $259.7 million in cash and cash equivalents and $83.4 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At December 31, 2000, we had total minimum lease payments of $32.5 million under our operating leases and $6.4 million under our capital leases. We also are obligated to pay IBM a total of $33.0 million -- $4.0 million in 2001, $6.0 million in 2002, $7.0 million in 2003 and $16.0 million in 2004 -- in connection with amendments to our technology license agreement. Finally, our foundry relationship with IBM allows us to cancel all outstanding purchase orders, but requires us to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2000, IBM had incurred approximately $19.6 million of manufacturing expenses on our outstanding purchase orders. We also had minimum aggregate principal payments of $2.8 million under our long-term debt. As of December 31, 2000, we had a $1.8 million commitment for a capital expenditure. We anticipate that additional capital expenditures will be required as we grow our business.

     We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for at least the next twelve months as we expand our business and increase commercial production and sales of our products. After this period, capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We are required to adopt SFAS 133 effective January 1, 2001. Because we currently do not hold any derivative instruments and do not engage in hedging activities, we do not currently believe that the adoption of SFAS 133, as amended by SFAS 137, will have a significant impact on our consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101. SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition policies and practices comply with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board Opinion No. 25 to certain issues including: (1) the definition of employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in business combinations. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial position or results of operations

                     RISKS THAT COULD AFFECT FUTURE RESULTS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR FURTHER SIGNIFICANT LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $97.7 million in 2000, $41.1 million in 1999 and $10.1 million in 1998. As of December 31, 2000, we had an accumulated deficit of approximately $173.7 million. We intend to significantly increase our product development, sales and marketing, and administrative expenses. We also expect to incur substantial non-cash charges relating to the amortization of deferred stock compensation, which will serve to increase our net losses further. We cannot assure you that our revenue will increase, and we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE RECOGNIZED OUR FIRST PRODUCT REVENUE IN THE FIRST HALF OF 2000.

     We introduced our first Crusoe microprocessors in January 2000 and recognized our first product revenue from these products in the first half of 2000. Through June 30, 2000, we had manufactured only limited quantities of our products. In September 2000, we began volume shipments. Thus, we have only a very limited operating history with all of our products. This limited history makes it difficult to evaluate our business. Until 2000, we derived substantially all of our revenue from license fees, but we do not expect any license fee revenue in the foreseeable future. As a result, we need to generate substantial future revenue from product sales, but our ability to manufacture our products in production quantities and the revenue and income potential of our products and business are unproven. You should consider our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with new businesses in highly competitive technology fields, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, the value of an investment in our common stock would decline.

WE DEPEND ON INCREASING DEMAND FOR OUR CRUSOE MICROPROCESSORS.

     We expect to derive virtually all of our revenue for the foreseeable future from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. We recognized $12.4 million of product revenue during the fourth quarter of 2000. Therefore, our future operating results will depend on the demand for Crusoe by future customers. If Crusoe is not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance Crusoe in a timely manner, demand for our products may fail to increase. If demand for our Crusoe products does not increase, our revenue will not increase.

OUR FUTURE REVENUE DEPENDS UPON OUR ABILITY TO PENETRATE THE NOTEBOOK COMPUTER MARKET.

     Our success depends upon our ability to sell our Crusoe microprocessors in volume to makers of notebook computers, which consist of a small number of OEMs. Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our Crusoe products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, OEMs must design new products to utilize different microprocessors such as our Crusoe products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/output system software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. For example, IBM showed a technology demonstration at a trade show in June 2000 using the Crusoe microprocessor in an existing ThinkPad model 240 notebook computer, but decided not to proceed with the project. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market, we may never achieve revenue sufficient to sustain our business and the value of an investment in our common stock would decline significantly.

THE GROWTH OF OUR BUSINESS DEPENDS IN PART ON THE GROWTH OF THE INTERNET APPLIANCE AND HIGH DENSITY SERVER MARKETS AND OUR ABILITY TO MEET THE NEEDS OF THESE MARKETS.

     The growth of our business depends in part on acceptance and use of our products in new markets such as the Internet appliance and high density server markets. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. The market for Internet appliances depends in part upon the deployment of wireless technologies that enable the delivery of Internet content at a speed comparable to that of a desktop computer. The wireless technologies currently under development might not fully address the needs of mobile Internet users. If the use of Internet appliances does not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded. In addition, the Internet appliance and high density server markets are new and evolving slowly. Internet appliance manufacturers have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT IN ADVANCE AND MAY FLUCTUATE SIGNIFICANTLY, AND A FAILURE TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS WOULD LIKELY RESULT IN A SUBSTANTIAL DECLINE IN OUR STOCK PRICE.

     There is little historical financial information that is useful in evaluating our business, prospects and future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price would likely decline substantially.

     Our results could fluctuate because of the amount of revenue we recognize or the amount of cash we spend in a particular period. For example, our results could fluctuate due to the following factors:

     - the gain or loss of significant customers or significant changes in purchasing volume;

     - the amount and timing of our operating expenses and capital expenditures;

     - pricing concessions on volume sales;

     - the effectiveness of our product cost reduction efforts and those of our suppliers;

     - changes in the average selling prices of our microprocessors or the products that incorporate them;

     - our ability to specify, develop, complete, introduce and market new products and technologies and bring them to volume production in a timely manner; and

     - changes in the mix of products we sell.

     Our reliance on third parties for wafer fabrication, assembly and test services also could contribute to fluctuations in our quarterly results, based on factors such as the following:

     - fluctuations in manufacturing yields;

     - cancellations, changes or delays of deliveries to us by our manufacturers;

     - the cost and availability of manufacturing, assembly and test capacity;
       and

     - problems or delays due to shifting our products to smaller geometry process technologies and designing our products to achieve higher levels of design integration.

     In addition, our results could fluctuate from quarter to quarter due to factors in our industry that are outside of our control, including the following factors:

     - the timing, rescheduling or cancellation of customer orders;

     - the varying length of our sales cycles;

     - the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

     - fluctuations in the cost and availability of components, such as dynamic random access memory, or DRAM, that our customers require to build systems that incorporate our products;

     - fluctuations in the cost and availability of raw materials, such as wafers, chip packages and chip capacitors;

     - the rate of adoption and acceptance of new industry standards in our target markets;

     - seasonality in some of our target markets;

     - changes in demand by the end users of our customers' products;

     - variability of our customers' product life cycles; and

     - economic and market conditions in the semiconductor industry and in the industries served by our customers.

     Because a large portion of our expenses, including rent, salaries and capital leases, is fixed and difficult to reduce, if our revenue does not meet our expectations, the adverse effect of the revenue shortfall will be magnified by the fixed nature of our expenses.

COMPETITION IN THE SEMICONDUCTOR MARKET IS INTENSE; MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS ARE MUCH LARGER THAN WE ARE AND HAVE SIGNIFICANTLY GREATER RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for microprocessors is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Intel recently announced lower power versions of its microprocessor to target applications in the ultra-light notebook computer market. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors for the Internet appliance market, including National Semiconductor.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and significantly larger customer bases than we do. Our competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and customer requirements, and devote greater resources to the development, promotion and sale of their products than we can. Many of our competitors also have well-established relationships with our existing and prospective customers and suppliers. As a result of these factors, many of our competitors, either alone or with other companies, have significant influence in our target markets that could outweigh any advantage that we may possess. For example, negotiating and maintaining favorable customer and strategic relationships are and will continue to be critical to our business. If our competitors use their influence to negotiate strategic relationships on more favorable terms than we are able to negotiate, or if they structure relationships that impair our ability to form strategic relationships, our competitive position and our business would be substantially damaged.

     Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors. We expect additional competition from other established and emerging companies and technologies. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.

OUR PRODUCTS MAY HAVE DEFECTS, WHICH COULD DAMAGE OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, CAUSE US TO LOSE CUSTOMERS AND REVENUE, AND RESULT IN LIABILITY TO US.

     Highly complex products such as our microprocessors may contain hardware or software defects or bugs for many reasons, including design issues or defective material. Often, these defects and bugs are not detected until after the products have been shipped. For example, in November 2000, our customer NEC Corporation recalled 284 computers manufactured using Crusoe products, which had a defect in the silicon. If any of our products contains further defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products, which could result in the loss of or failure to attract customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If any of these problems are not found until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to provide solutions to the problems, such as software upgrades or patches, we could also incur product recall, repair or replacement costs. These problems might also result in claims against us by our customers or others. In addition, these problems might divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. This is particularly significant as we are a new entrant to a market dominated by large well-established companies.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS, REDUCES OR DELAYS A PURCHASE OF OUR PRODUCTS.

     During 2000, sales to Sony Electronics accounted for 59.5% of our product revenue and sales to Fujitsu accounted for 27.8% of our product revenue. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

     - the success of our customers in marketing products that incorporate our products;

     - the product requirements of our customers; and

     - the financial and operational success of our customers.

     We have entered into two distributor agreements, both of which are exclusive in large territories, one in Taiwan, Hong Kong and China and the other in North America. These agreements do not contain minimum purchase commitments. Any distributor that fails to emphasize sales of our products, chooses to emphasize alternative products or promotes products of our competitors might not sell a significant or any amount of our products. We expect that our sales to OEM customers will be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of product revenue.

IF WE FAIL TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH KEY PARTICIPANTS IN OUR TARGET MARKETS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

     In addition to our customers, we will need to establish and maintain relationships with companies that develop technologies that work in conjunction with our microprocessors. These technologies include operating systems, basic input/output systems, graphics chips, dynamic random access memory, or DRAM, and other hardware components and software that are used in computers. If we fail to establish and maintain these relationships, it would be more difficult for us to develop and market products with features that address emerging market trends.

IF OUR PRODUCTS ARE NOT COMPATIBLE WITH THE OTHER COMPONENTS THAT OUR CUSTOMERS DESIGN INTO THEIR SYSTEMS, SALES OF OUR PRODUCTS COULD BE DELAYED OR CANCELLED AND A SUBSTANTIAL PORTION OF OUR PRODUCTS COULD BE RETURNED.

     Our products are designed to function as components of a system. We anticipate that our customers will use our products in systems that have differing specifications and that require various other components, such as dynamic random access memory, or DRAM, and other semiconductor devices. If our customers' systems are to function properly, all of the components must be compatible with each other. If our customers experience system-level incompatibilities between our products and the other components in their systems, we could be required to modify our products to overcome the incompatibilities or delay shipment of our products until the manufacturers of other components modify their products or until our customers select other components. These events would delay purchases of our products, cause orders for our products to be cancelled or result in product returns. System level incompatibilities that are significant, or are perceived to be significant, could also result in negative publicity and could significantly damage our business.

IF OUR CUSTOMERS ARE NOT ABLE TO OBTAIN THE OTHER COMPONENTS NECESSARY TO BUILD THEIR SYSTEMS, SALES OF OUR PRODUCTS COULD BE DELAYED OR CANCELLED.

     Suppliers of other components incorporated into our customers' systems may experience shortages, which could reduce the demand for our products. For example, from time to time, the semiconductor industry has experienced shortages of some materials and devices, including dynamic random access memory, or DRAM. Our customers could defer or cancel purchases of our products if they are not able to obtain the other components necessary to build their systems.

THERE MAY BE SOFTWARE APPLICATIONS OR OPERATING SYSTEMS THAT ARE NOT COMPATIBLE WITH OUR PRODUCTS, WHICH MAY PREVENT OUR PRODUCTS FROM ACHIEVING MARKET ACCEPTANCE AND PREVENT US FROM RECEIVING SIGNIFICANT PRODUCT REVENUE.

     Software applications, games or operating systems with machine-specific routines programmed into them can result in specific incompatibilities. If a particular software application, game or operating system is programmed in a manner that makes it unable to respond correctly to our microprocessor, it will appear to users of that software that our microprocessor is not compatible with PC software. We might encounter incompatibilities in the future. If any incompatibilities are significant or perceived to be significant, our products may never achieve market acceptance and we may not receive significant revenue from product sales.

OUR RECENT GROWTH COULD PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS, INFRASTRUCTURE AND OTHER RESOURCES, AND OUR BUSINESS MAY NOT SUCCEED IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY.

     Our ability to implement our business plan in a rapidly evolving market requires an effective planning and management process. Until 2000, we focused primarily on the development of our products. We have recently increased our number of employees substantially and plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. The number of employees that we and our subsidiaries employ increased from 193 at January 1, 2000 to 418 at December 31, 2000. We expect to expand our facilities in proportion to any expansion in the number of our employees. This growth could place a significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will need to continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we fail to manage our growth effectively, our employee-related costs and employee turnover could increase, which would jeopardize our ability to execute on our business plan.

OUR LENGTHY AND VARIABLE SALES CYCLES MAKE IT DIFFICULT FOR US TO PREDICT WHEN AND IF A DESIGN WIN WILL RESULT IN VOLUME SHIPMENTS.

     We depend upon companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range from six to twelve months from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers' products. Therefore, we take risks related to project cancellations or changed product plans, which could result in the loss of anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will be commercially successful.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE, OUR PRODUCTS MAY NOT BE COMPETITIVE AND OUR REVENUE AND OPERATING RESULTS MAY SUFFER.

     The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. To introduce products on a timely basis, we must:

     - accurately define and design new products to meet market needs;

     - design features that continue to differentiate our products from those of our competitors;

     - transition our products to new manufacturing process technologies;

     - identify emerging technological trends in our target markets;

     - anticipate changes in end-user preferences with respect to our customers' products;

     - bring products to market on a timely basis at competitive prices; and

     - respond effectively to technological changes or product announcements by others.

     We believe that we will need to continue to enhance our products and develop new products to keep pace with competitive and technological developments and to achieve market acceptance for our products.

OUR DEPENDENCE ON THIRD PARTIES TO FABRICATE WAFERS LIMITS OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

     The cost, quality and availability of third-party manufacturing operations are essential to the successful production of our products. We currently rely exclusively on IBM to fabricate our wafers. Our contract with IBM does not obligate IBM to provide us with any specified number of wafers at any specified price until IBM has accepted a purchase order. The absence of dedicated capacity under our agreement means that, with little or no notice, IBM could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which it fabricates wafers. If IBM were to stop manufacturing for us, we would likely be unable to replace the lost capacity on a timely basis. Transferring to another manufacturer would require a significant amount of time, and a smooth and timely transition would be unlikely. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if IBM were to change the terms under which it manufactures for us, our manufacturing costs could increase.

     We have qualified TSMC in Taiwan to fabricate wafers for Crusoe microprocessors. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or any particular price from TSMC. We place orders on a purchase order basis and TSMC may allocate capacity to other companies' products while reducing deliveries to us on short notice. Any inability of TSMC to fabricate our wafers could result in significant delays and increase production costs of our microprocessors.

     Our reliance on third-party manufacturers exposes us to the following risks outside our control:

     - unpredictability of manufacturing yields and production costs;

     - interruptions in shipments;

     - potential lack of adequate capacity to fill all or part of the services we require;

     - inability to control quality of finished products;

     - inability to control product delivery schedules; and

     - potential lack of access to key fabrication process technologies.

OUR DEPENDENCE ON THIRD PARTIES TO PROVIDE ASSEMBLY AND TEST SERVICES LIMITS OUR CONTROL OVER PRODUCTION COSTS AND PRODUCT SUPPLY.

     We rely on IBM for substantially all of our assembly and test services. As a result, we do not directly control our product delivery schedules. This lack of control could result in product shortages as IBM manufactures our current products in volume and, in the future, as we introduce new products. Product shortages could increase our costs or delay delivery of our products. We do not have a contract with IBM for test and assembly services, and we typically procure these services from IBM on a per order basis. Therefore, we may not be able to obtain assembly and testing services for our products on acceptable terms, or at all. If we are required to find and qualify alternative assembly or testing services, we could experience delays in product shipments or a decline in product quality.

WE MAY NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, WHICH COULD INCREASE THE COST AND REDUCE THE SUPPLY OF OUR PRODUCTS.

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product "yield." Semiconductor companies frequently encounter difficulties in achieving expected product yields. If we do not achieve expected yields, our product costs would increase. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of slower products and insufficient inventory of faster products, depending upon customer demand. Further, we may experience yield problems as we migrate our manufacturing processes to smaller geometries. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems could hamper our ability to deliver our products to our customers in a timely manner.

IF WE EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES, WE COULD EXPERIENCE REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

     We continuously evaluate the benefits, on a product by product basis, of migrating to a smaller geometry process technology to reduce costs and increase the performance of our microprocessors. We expect to begin producing in 2001 some of our products using .13 micron, rather than .18 micron, geometry process. This transition involves redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to a smaller geometry process technologies or other new manufacturing processes can lead to reductions in manufacturing yields, delays in product deliveries and increased expenses. In addition, if we experience delays in product deliveries, our target customers could design a competitor's microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. If our third party manufacturers or we experience significant delays in this transition or fail to efficiently implement this transition, our ability to achieve revenue growth and margin improvement from existing manufacturing capacity would be jeopardized, particularly if we experience price pressures on the affected products.

IF WE FAIL TO FORECAST DEMAND FOR OUR PRODUCTS ACCURATELY, WE COULD LOSE SALES AND INCUR INVENTORY LOSSES.

     Because we only introduced our products in January 2000, we have little historical information about demand for our products. We expect that the demand for our products will depend upon many factors and be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce a larger number of products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand could cause problems in our operations.

     The lead time required to fabricate large volumes of wafers is often longer than the lead time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Excess materials would likely result in excess or obsolete inventory. If demand exceeds our expectations, IBM may not be able to fabricate wafers as quickly as we need them. In that event, we would need to increase production rapidly at IBM or find, qualify and begin production at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of IBM to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO BECOME SUBJECT TO EXPENSIVE LITIGATION, CAUSE US TO INCUR SUBSTANTIAL DAMAGES, REQUIRE US TO PAY SIGNIFICANT LICENSE FEES OR PREVENT US FROM SELLING OUR PRODUCTS.

     Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others. In addition, leading companies in the semiconductor industry have extensive portfolios with respect to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We expect that we may become subject to infringement claims as the number of products and competitors in our target markets grows and the functionality of products overlaps. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources.

     If it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY AND WE MIGHT NOT COMPETE SUCCESSFULLY IN OUR MARKET.

     We believe that our success will depend in part upon our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to adequately protect our proprietary rights, our competitors may gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights.

     Our pending patent and trademark applications may not be approved. Even if our pending patent applications are approved, the resulting patents may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. Any litigation surrounding our rights could force us to divert important financial and other resources away from our business operations.

WE MIGHT NOT BE ABLE TO EXECUTE ON OUR BUSINESS PLAN IF WE LOSE KEY MANAGEMENT AND TECHNICAL PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP AND TECHNICAL EXPERTISE WE RELY.

     Our success depends heavily upon the continued contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Several of these personnel have been with us for a number of years. All of our executive officers and key personnel are employees at-will. We have no employment contracts and maintain no key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel.

WE WILL NOT BE ABLE TO GROW OUR BUSINESS IF WE ARE UNABLE TO HIRE, TRAIN AND RETAIN ADDITIONAL SALES, MARKETING, OPERATIONS, ENGINEERING AND FINANCE PERSONNEL.

     To grow our business successfully and maintain a high level of quality, we will need to recruit, train, retain and motivate additional highly-skilled sales, marketing, engineering and finance personnel. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. In addition, as a company focused on the development of complex products, we will need to hire additional engineering staff of various experience levels in order to meet our product roadmap. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have difficulty recruiting potential employees and retaining our key personnel if prospective or current employees perceive the equity component of our compensation package to be less valuable than that of other employers.

SEVERAL OF OUR EXECUTIVES AND OTHER EMPLOYEES JOINED US IN 2000, AND IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, WE MAY NOT BE ABLE TO MANAGE OUR GROWTH AND OPERATIONS.

     Several of our executives and other employees joined us in 2000 and have had only a limited time to work together. Mark K. Allen, our Chief Executive Officer and President, joined us in January 2000; David P. Jensen, our Vice President of Operations, joined us in February 2000; Merle A. McClendon, our Chief Financial Officer, joined us in March 2000; John O. Horsley, our General Counsel, joined us in July 2000; and Barry L. Rubinson, our Vice President of Software, joined us in August 2000. Our management team might not be able to work effectively together or with the rest of our employees to develop our technology and manage our growth and continuing operations.

WE MAY MAKE ACQUISITIONS, WHICH COULD PUT A STRAIN ON OUR RESOURCES, CAUSE DILUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     We may acquire companies to expand our business. Integrating newly acquired organizations and technologies into our company could put a strain on our resources and be expensive and time consuming. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet and operating results. Moreover, we may not be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, we may not be able to make these acquisitions on commercially reasonable terms or at all.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998. General softening in the semiconductor industry has occurred in the first calendar quarter of 2001. Our operating results could fluctuate in response to industry-wide fluctuations.

GENERAL ECONOMIC CONDITIONS CAN LEAD TO REDUCED DEMAND FOR OUR PRODUCTS.

     A decline in economic conditions generally could lead to reduced demand for notebook computers, which would also reduce demand for our products. A significant decline in economic conditions in any geographic area that is significant to us, such as Japan or the United States, could decrease the overall demand for our products and harm our operating results.

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

     We believe that we must expand our international sales and distribution operations to be successful. We expect to sell a significant portion of our products to customers overseas. As part of our international expansion, we have opened an office in Taiwan to provide sales and customer support, and expect to do the same in Japan during 2001. In addition, we have appointed a distributor to sell products in Taiwan, Hong Kong and China. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

     - difficulties and costs of staffing and managing international operations;

     - fluctuations in currency exchange rates;

     - unexpected changes in regulatory requirements, including imposition of currency exchange controls;

     - longer accounts receivable collection cycles;

     - import or export licensing requirements;

     - potentially adverse tax consequences;

     - political and economic instability; and

     - potentially reduced protection for intellectual property rights.

     In addition, because we have suppliers that are located outside of the United States, we are subject to risks generally associated with contracting with foreign suppliers and may experience problems in the timeliness and the adequacy or quality of product deliveries.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND IS SUBJECT TO WIDE FLUCTUATIONS.

     The market price of our common stock has been volatile and is subject to wide fluctuations in the future. Many factors could cause the market price of our common stock to fluctuate, including:

     - variations in our quarterly results;

     - announcements of technological innovations by us or by our competitors;

     - introductions of new products or new pricing policies by us or by our competitors;

     - acquisitions or strategic alliances by us or by our competitors;

     - recruitment or departure of key personnel;

     - the gain or loss of significant orders;

     - the gain or loss of significant customers;

     - changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

     - market conditions in our industry, the industries of our customers and the economy as a whole.

     In addition, the stock market generally and the market for technology-related stocks in particular has experienced a decline in recent months and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - establishing a classified board of directors so that not all members of our board may be elected at one time;

     - providing that directors may only be removed "for cause" and only with the approval of 66 2/3% of our stockholders;

     - requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

     - authorizing the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

     - limiting the ability of our stockholders to call special meetings of stockholders;

     - prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

     - eliminating cumulative voting in the election of directors; and

     - establishing advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.

IF WE NEED ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO RAISE FURTHER FINANCING OR IT MAY ONLY BE AVAILABLE ON TERMS UNFAVORABLE TO US OR OUR STOCKHOLDERS.

     We believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

     - fund more rapid expansion;

     - fund additional marketing expenditures;

     - develop new products or enhance existing products;

     - enhance our operating infrastructure;

     - hire additional personnel;

     - respond to competitive pressures; or

     - acquire complementary businesses or technologies.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2000, our cash equivalents and short-term investments included money market funds, commercial paper and medium term notes and earned interest at an average rate of 6.6%. Due to the short-term nature of our investment portfolio, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     Foreign Currency Exchange Risk. All of our sales and substantially all of our expenses are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statements of Stockholders' Equity.............   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Transmeta Corporation

     We have audited the accompanying consolidated balance sheets of Transmeta Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 16, 2001

                             TRANSMETA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 259,744    $ 46,645
  Short-term investments....................................     83,358      19,799
  Accounts receivable, net..................................      3,298          --
  Inventories...............................................     15,453          --
  Prepaid expenses and other current assets.................      7,821       1,808
                                                              ---------    --------
          Total current assets..............................    369,674      68,252
Property and equipment, net.................................     10,482       8,537
Deferred charges under license agreements...................     26,097      22,143
Loans to founders...........................................      5,446          --
Other assets................................................        837         511
                                                              ---------    --------
          Total assets......................................  $ 412,536    $ 99,443
                                                              =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,237    $    853
  Accrued compensation and related compensation
     liabilities............................................      2,215       1,113
  Other accrued liabilities.................................      7,926       1,880
  Payable to a development partner under license agreement,
     current portion........................................      4,000          --
  Current portion of long-term debt and capital lease
     obligations............................................      5,292       5,494
                                                              ---------    --------
          Total current liabilities.........................     26,670       9,340
Long-term debt and capital lease obligations, net of current
  portion...................................................      3,046       7,256
Deposits received under subleasing agreements...............        138         231
Payable to a development partner under license agreement....     17,766      19,533
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.00001 par value, at
     amounts paid in;
  Authorized shares -- 5,000,000 in 2000 and 21,119,835 in
     1999
  Issued and outstanding shares -- None in 2000 and
     21,119,835 in 1999
  Liquidation preference -- None in 2000 and $135,149,603 in
     1999...................................................         --     134,980
  Common stock, $0.00001 par value, at amounts paid in;
  Authorized shares -- 160,000,000
  Issued and outstanding shares -- 130,418,928 in 2000 and
     34,179,904 in 1999.....................................    589,220       7,183
Notes receivable from stockholders..........................    (17,752)     (3,071)
Deferred stock compensation.................................    (32,988)         --
Accumulated other comprehensive income/(loss)...............        147          (3)
Accumulated deficit.........................................   (173,711)    (76,006)
                                                              ---------    --------
          Total stockholders' equity........................    364,916      63,083
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 412,536    $ 99,443
                                                              =========    ========

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
Revenue:
  Product.................................................  $  16,180    $     76    $    326
  License.................................................         --       5,000      28,000
                                                            ---------    --------    --------
          Total revenue...................................     16,180       5,076      28,326
Cost of product revenue...................................      9,461          18          71
                                                            ---------    --------    --------
Gross profit..............................................      6,719       5,058      28,255
                                                            ---------    --------    --------
Operating expenses:
  Research and development(1).............................     61,415      33,122      23,467
  Selling, general and administrative(2)..................     27,045      12,811      12,616
  Amortization of deferred charges under license
     agreements...........................................     10,416         218          --
  Amortization of deferred stock compensation.............     13,056          --          --
                                                            ---------    --------    --------
          Total operating expenses........................    111,932      46,151      36,083
                                                            ---------    --------    --------
Operating loss............................................   (105,213)    (41,093)     (7,828)
  Interest and other income...............................      9,174       2,456         892
  Interest expense........................................     (1,666)     (1,952)     (1,154)
                                                            ---------    --------    --------
Loss before income taxes..................................    (97,705)    (40,589)     (8,090)
  Provision for income taxes..............................         --         500       2,000
                                                            ---------    --------    --------
Net loss..................................................  $ (97,705)   $(41,089)   $(10,090)
                                                            =========    ========    ========
Net loss per share -- basic and diluted...................  $   (2.18)   $  (1.51)   $  (0.44)
                                                            =========    ========    ========
Weighted average shares outstanding -- basic and
  diluted.................................................     44,741      27,236      23,074
                                                            =========    ========    ========

---------------
(1) Excludes $5,557 in amortization of deferred stock compensation for the year ended December 31, 2000.

(2) Excludes $7,499 in amortization of deferred stock compensation for the year ended December 31, 2000.

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                           NOTES                       ACCUMULATED
                               CONVERTIBLE               RECEIVABLE      DEFERRED         OTHER                         TOTAL
                                PREFERRED     COMMON        FROM          STOCK       COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                  STOCK       STOCK     STOCKHOLDERS   COMPENSATION   INCOME/(LOSS)     DEFICIT        EQUITY
                               -----------   --------   ------------   ------------   -------------   -----------   -------------
Balance at December 31,
  1997.......................   $  28,226    $    490     $   (124)      $     --        $    --       $ (24,827)     $  3,765
Issuance of warrants to
  purchase 735,032 shares of
  common stock in connection
  with lease financing.......          --          78           --             --             --              --            78
Issuance of 7,757,748 shares
  of common stock to
  employees under option
  exercises, net of
  repurchases................          --       1,167         (837)            --             --              --           330
Issuance of 68,000 shares of
  common stock to employees
  under bonus plan...........          --          26           --             --             --              --            26
Issuance of 4,999,999 shares
  of Series E convertible
  preferred stock to
  investors for cash at $6.00
  per share, net of issuance
  costs of $77,000...........      29,923          --           --             --             --              --        29,923
Net loss.....................          --          --           --             --             --         (10,090)      (10,090)
                                ---------    --------     --------       --------        -------       ---------      --------
Balance at December 31,
  1998.......................      58,149       1,761         (961)            --             --         (34,917)       24,032
Issuance of 7,692,500 shares
  of Series F convertible
  preferred stock to
  investors for cash at
  $10.00 per share, net of
  issuance costs of
  $94,000....................      76,831          --           --             --             --              --        76,831
Issuance of 20,000 shares of
  common stock to consultants
  in connection with Series F
  financing..................          --          35           --             --             --              --            35
Embedded beneficial
  conversion feature of the
  amended convertible note...          --       3,216           --             --             --              --         3,216
Issuance of 4,276,424 shares
  of common stock to
  employees under option
  exercises, net of
  repurchases................          --       2,154       (2,110)            --             --              --            44
Issuance of warrants to
  purchase 68,000 shares of
  common stock in connection
  with consulting
  agreement..................          --          17           --             --             --              --            17
Other comprehensive
  income/(loss)-- unrealized
  loss on available-for-sale
  investments, net...........          --          --           --             --             (3)             --            (3)
Net loss.....................          --          --           --             --             --         (41,089)      (41,089)
                                ---------    --------     --------       --------        -------       ---------      --------
Comprehensive loss...........          --          --           --             --             --              --       (41,092)
                                ---------    --------     --------       --------        -------       ---------      --------
Balance at December 31,
  1999.......................     134,980       7,183       (3,071)            --             (3)        (76,006)       63,083
Issuance of 7,040,000 shares
  of Series G convertible
  preferred stock to
  investors for cash at
  $12.50 per share, net of
  issuance costs of
  $58,000....................      87,942          --           --             --             --              --        87,942
Issuance of 14,950,000 shares
  of common stock in initial
  public offering, net of
  issuance costs of $24.4
  million....................          --     289,638           --             --             --              --       289,638
Conversion of preferred stock
  into 73,174,342 shares of
  common stock...............    (222,922)    222,922           --             --             --              --            --
Issuance of 5,312,768 shares
  of common stock to
  employees under option
  exercises, net of
  repurchases................          --      15,225      (14,681)            --             --              --           544
Issuance of 80,000 shares of
  common stock upon exercise
  of a warrant...............          --          50           --             --             --              --            50
Stock compensation in
  connection with severance
  arrangement................          --         945           --             --             --              --           945
Issuance of warrants to
  purchase 8,000 shares of
  common stock in connection
  with consulting
  agreement..................          --          30           --             --             --              --            30
Issuance of 1,200,000 shares
  of common stock to a
  development partner........          --       6,750           --             --             --              --         6,750
Issuance of 1,200,000 shares
  in connection with the
  conversion of a note.......          --         433           --             --             --              --           433
Deferred stock
  compensation...............          --      46,044           --        (46,044)            --              --            --
Amortization of deferred
  stock compensation.........          --          --           --         13,056             --              --        13,056
Other comprehensive
  income/(loss) -- unrealized
  gain on available-for-sale
  investments, net...........          --          --           --             --            150              --           150
Net loss.....................          --          --           --             --             --         (97,705)      (97,705)
                                ---------    --------     --------       --------        -------       ---------      --------
Comprehensive
  income/(loss)..............          --          --           --             --             --              --       (97,555)
                                ---------    --------     --------       --------        -------       ---------      --------
Balance at December 31,
  2000.......................   $      --    $589,220     $(17,752)      $(32,988)       $   147       $(173,711)     $364,916
                                =========    ========     ========       ========        =======       =========      ========

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
Cash flows from operating activities:
  Net loss................................................  $ (97,705)   $(41,089)   $(10,090)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization of deferred stock compensation..........     13,056          --          --
     Depreciation and amortization........................      6,091       5,275       3,809
     Fair value of equity instruments issued for
       services...........................................         30          52          20
     Stock compensation in connection with severance
       agreement..........................................        945          --          --
     Amortization of deferred charges under license
       agreements.........................................     10,416         218          --
     Accretion of interest payable to a development
       partner............................................         45          45          45
  Changes in operating assets and liabilities:
     Accounts receivable..................................     (3,298)        114        (114)
     Inventories..........................................    (15,453)         --          --
     Prepaid expenses and other current assets............     (6,209)     (1,145)       (121)
     Accounts payable and accrued liabilities.............     13,532          40       1,168
     Deposits received under subleasing agreements........        (93)        132          99
                                                            ---------    --------    --------
Net cash used in operating activities.....................    (78,643)    (36,358)     (5,184)
                                                            ---------    --------    --------
Cash flows used in investing activities:
  Purchase of available-for-sale investments..............   (526,218)    (57,312)         --
  Proceeds from sale or maturity of available-for-sale
     investments..........................................    462,811      37,510          --
  Change in restricted cash...............................         --       1,990      (1,990)
  Purchase of property and equipment......................     (8,036)     (1,323)    (13,543)
  Loans to founders.......................................     (5,250)         --          --
  Payment to development partner..........................     (5,000)         --          --
  Other assets............................................       (326)        (79)       (332)
                                                            ---------    --------    --------
Net cash used in investing activities.....................    (82,019)    (19,214)    (15,865)
                                                            ---------    --------    --------
Cash flows from financing activities:
  Net proceeds from issue of preferred stock..............     87,942      76,831      29,923
  Net proceeds from initial public offering of common
     stock................................................    289,638          --          --
  Common stock issued under stock option plans............        544          44         356
  Issuance of common stock upon exercise of a warrant.....         50          --          --
  Issuance of debt and capital lease obligations..........      1,248       2,773      11,989
  Repayment of debt and capital lease obligations.........     (5,661)     (3,665)       (327)
  Borrowings under line of credit.........................         --      (1,575)      1,575
                                                            ---------    --------    --------
Net cash provided by financing activities.................    373,761      74,408      43,516
                                                            ---------    --------    --------
Change in cash and cash equivalents.......................    213,099      18,836      22,467
Cash and cash equivalents at beginning of period..........     46,645      27,809       5,342
                                                            ---------    --------    --------
Cash and cash equivalents at end of period................  $ 259,744    $ 46,645    $ 27,809
                                                            =========    ========    ========
Supplemental disclosure of cash paid during the period:
  Cash paid for interest..................................  $   1,534    $  1,846    $  1,080
  Cash paid for taxes.....................................          1         500       2,105
Supplemental disclosure of noncash financing and investing
  activities:
  Issuance of warrants....................................         30          17          78
  Issuance of common stock to consultants in connection
     with Series F financing..............................         --          35          --
  Issuance of common stock to employees for notes
     receivable...........................................     14,817       2,123         837
  Issuance of payable to development partner..............      5,000      18,927          --
  Issuance of common stock upon conversion of a note
     payable to development partner.......................        433          --          --
  Common stock issued in connection with license
     agreement............................................      6,750          --          --

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Transmeta Corporation ("Transmeta" or the "Company") develops and sells software-based microprocessors and develops additional hardware and software technologies that enable computer manufacturers to build computers that simultaneously offer long battery life, high performance and x86 compatibility.

     Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995, and was principally engaged in research and development, marketing, sales, raising capital, establishing sources of supplies, commencing production and building its management team. Through December 31, 1999, substantially all of Transmeta's revenue was derived from technology license agreements with development partners. In January 2000, the Company introduced its Crusoe family of microprocessors. Revenue during 2000 was derived from sales of microprocessor products, prototypes and development systems. The Company began shipping production units in the third quarter of 2000 and emerged from the development stage during that period.

REINCORPORATION

     Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation. Share capital information for all periods has been retroactively adjusted to reflect the par value of common and preferred stock and amounts of additional paid-in-capital.

FISCAL YEAR

     Transmeta changed its fiscal year-end during 1999 to end on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2000 consisted of 52 weeks and ended on December 29. Fiscal years 1999 and 1998 also consisted of 52 weeks and ended on December 31.

USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include sales returns and allowances, inventory reserves and income tax valuation allowances.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

RISK FACTORS AND CONCENTRATIONS

     Transmeta is subject to various risks similar to other companies in a comparable stage of growth, including dependence on key individuals, competition from substitute products and larger companies and the continued successful development and marketing of its products.

     Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, short-term investments, notes receivable from certain founders and stockholders and accounts receivable from customers. Substantially all of the Company's cash equivalents are invested in highly liquid money market

                             TRANSMETA CORPORATION
funds and commercial securities with high-quality financial institutions in the United States. Short-term investments consist of U.S. government and commercial bonds and notes.

     Transmeta sells its products principally to original equipment manufacturers and their subcontract manufacturers. Revenue from two Japanese customers represents 59.5% and 27.8%, respectively, of the Company's product revenue for the year ended December 31, 2000. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and does not generally require collateral.

     The Company currently relies exclusively on IBM to fabricate its wafers and provide assembly and test services.

LOANS TO FOUNDERS

     Certain founders of Transmeta received loans from the Company in May 2000. The notes received as consideration for these loans, aggregating $5.3 million, are non-recourse and are secured by a total of 1.1 million shares of common stock held by the founders. The shares were originally issued and vested in 1995. The notes accrete interest, compounded annually, at 6.4% and are due in May 2005.

REVENUE RECOGNITION

     Transmeta recognizes revenue from product sales upon transfer of title to its customers, typically upon shipment. The Company accrues for estimated warranty costs, sales returns, and other allowances at the time of shipment. Certain of the Company's product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. Accordingly, the Company defers recognition of revenue on these sales until the products are sold by the distributors.

     Transmeta recognizes license revenue from technology license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees. License revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company. Transmeta recognized license revenue of $5.0 million in 1999 and $28.0 million in 1998 in connection with technology license agreements (see Note 2). No license revenue was recognized during 2000.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less are classified as cash equivalents. Debt securities with maturities greater than three months and remaining maturities less than one year are available-for-sale and are classified as short-term investments. Securities with maturity dates greater than one year are also classified as short-term investments as they are considered to be available-for-sale securities. Transmeta's policy is to minimize principal risk by investing in high credit-quality financial instruments.

     All of Transmeta's short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/(loss) in stockholders' equity. Fair values of cash and cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest income or expense.

                             TRANSMETA CORPORATION

ACCOUNTS RECEIVABLE

     Transmeta performs periodic credit evaluations of its open account customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. At December 31, 2000 the Company did not have an allowance for doubtful accounts nor did the Company write off any bad debt during the year. At December 31, 2000 net accounts receivable included a provision for sales returns of $711,000. Also, at December 31, 2000, three customers accounted for 41%, 26% and 18% of net receivables.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company did not have inventories as of December 31, 1999. The components of inventories as of December 31, 2000, were as follows:

                                                       DECEMBER 31, 2000
                                                       -----------------
                                                        (IN THOUSANDS)
Work in progress.....................................       $ 6,680
Finished goods.......................................         8,773
                                                            -------
                                                            $15,453
                                                            =======

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization have been provided on the straight-line method over the related asset's estimated useful life ranging from three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset's estimated useful life or the remaining lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

     Transmeta evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

RESEARCH AND DEVELOPMENT

     Costs to develop Transmeta's products are expensed as incurred in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development costs.

     Transmeta accounts for software development costs in accordance with the FASB's SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of certain software development costs once technological feasibility for the software component is established and research and development activities for the hardware component are completed. Based on Transmeta's development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

                             TRANSMETA CORPORATION

INCOME TAXES

     Transmeta accounts for income taxes in accordance with the FASB's SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of Transmeta's cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of those instruments.

     The fair values of short-term and long-term capital lease obligations are estimated based on current interest rates available to Transmeta for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

     The fair values of long-term assets are valued on the basis of present value calculations and are amortized over the useful life of these assets.

WARRANTY

     Transmeta typically provides a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. Transmeta records a provision for estimated warranty costs upon shipment of its products. Warranty costs have been within management's expectations to date and have not been material.

DEFERRED CHARGES UNDER LICENSE AGREEMENTS AND RELATED PAYMENT OBLIGATIONS

     Transmeta has capitalized the cost of intangibles associated with license agreements with third-party developers (see Note 2). These intangibles are amortized over their estimated useful lives. Payment obligations to IBM under the license agreement are accreted using the effective interest method over the payment period.

SEGMENT INFORMATION

     Transmeta has adopted the FASB's SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Transmeta operates solely in one segment, the development, marketing and sale of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis.

ADVERTISING EXPENSES

     All advertising costs are expensed as incurred. To date, advertising costs have not been material.

STOCK-BASED COMPENSATION

     Transmeta accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by the FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation No.
28. Accordingly, approximately 59% of the unearned deferred

                             TRANSMETA CORPORATION
compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

     Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force consensus No. 96-18. The assumptions used to value stock-based awards to consultants and vendors are similar to those used for employees except that a volatility of 0.80 was used (see Note 8 for pro forma disclosures of stock-based compensation pursuant to SFAS 123).

NET LOSS PER SHARE

     Basic and diluted net loss per share is presented in conformity with the FASB's SFAS No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase.

STOCK SPLIT

     On October 26, 2000, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect this split.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt SFAS 133 effective January 1, 2001. Because Transmeta currently does not hold any derivative instruments and does not engage in hedging activities, it does not currently believe that the adoption of SFAS 133, as amended by SFAS 137, will have a significant impact on its consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Transmeta believes that its current revenue recognition policies and practices comply with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principle Board Opinion No. 25 to certain issues including: (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have a material effect on Transmeta's consolidated financial position or results of operations.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current year's presentation.

                             TRANSMETA CORPORATION

 2. TECHNOLOGY LICENSE AGREEMENTS

     In December 1997, Transmeta entered into a technology license agreement with IBM Corporation ("IBM"), which was amended in 1999 and again in 2000 as described below. The term of the original agreement was five years. Under the original agreement, Transmeta granted to IBM a worldwide non-exclusive license to certain technology developed and under development by Transmeta. In return, Transmeta received $2.0 million in cash and issued IBM a non-interest-bearing convertible promissory note in the face amount of $600,000. The agreement also entitled Transmeta to earn royalties on sales by IBM of products incorporating the licensed technology.

     During 1998, IBM made license payments of $8.0 million upon the Company's meeting certain milestones. In addition, IBM agreed to perform certain engineering and production services without charge and to provide credits against future sales to Transmeta in connection with the agreement.

     In November 1999, the parties amended the technology license agreement. IBM relinquished certain of the worldwide license rights previously obtained in exchange for commitments by Transmeta. These commitments included paying a total of $33.0 million to IBM in various installments through fiscal 2004.

     The then net present value of the $33.0 million commitment (approximately $18.9 million) was recorded on the balance sheet as an element of deferred charges under license agreements with a corresponding liability. The liability is being accreted to its future value using the effective interest method at a rate of approximately 15% per annum and is being recorded as part of deferred charges under license agreements. The deferred charges under license agreements are being amortized on a straight-line basis over the remaining period of the original license agreement through December 2003. Management assesses the realizability of the intangible asset at each balance sheet date. The future cash commitment to IBM at December 31, 2000 was as follows:

                                                              (IN THOUSANDS)
Due on or before December 15,
  2001......................................................     $  4,000
  2002......................................................        6,000
  2003......................................................        7,000
  2004......................................................       16,000
                                                                 --------
          Total payments....................................       33,000
Less unamortized discounts..................................      (11,234)
                                                                 --------
Present value as recorded on the balance sheet..............     $ 21,766
                                                                 ========

     In addition, as part of the November 1999 amended technology license agreement, Transmeta committed to pay IBM a total of $4.3 million for engineering and production services ($2.9 million in 2000 and $1.4 million in 1999). Transmeta's payments to IBM for expenses related to the engineering and production services are expensed as incurred.

     The convertibility of the convertible promissory note described above was fixed at 1,200,000 shares of Transmeta's common stock as part of the amended agreement. The fair value of the embedded beneficial conversion feature of the amended convertible promissory note was estimated to be $3.2 million based on the Black-Scholes method using a dividend yield of 0%, a risk-free interest rate of 6.35%, an expected life of four years and a volatility factor of 0.8. The fair value was recorded as a deferred charge under license agreements and was credited to common stock. The deferred charges under license agreements are being amortized on a straight-line basis over the remaining period of the original license agreement through December 2003. In November 2000, IBM exercised its option to convert the note into 1,200,000 common shares and the present value of the note payable, $433,000, was reclassified as additional paid-in-capital.

                             TRANSMETA CORPORATION

     On September 28, 2000, Transmeta and IBM agreed to a further amendment to the technology license agreement. IBM relinquished the right to receive certain contingent payments in exchange for a fixed commitment to pay $5.0 million, which was paid in two installments during the fourth quarter of 2000. This charge is recorded as additional deferred charges under license agreements and is being amortized over the then remaining term of the original license agreement through December 2003.

     In February 1998, Transmeta also entered into a technology license agreement with Toshiba Corporation ("Toshiba"). Under this agreement, Transmeta granted to Toshiba a worldwide non-exclusive license to certain technology developed and under development by Transmeta. In return, Transmeta received nonrefundable cash payments totaling $20.0 million and $5.0 million upon the attainment of certain milestones in 1998 and 1999, respectively. The agreement also entitles Transmeta to earn royalties on sales by Toshiba of products incorporating the licensed technology.

     On February 17, 2000, Transmeta and Toshiba amended their technology license agreement. Toshiba relinquished certain of the worldwide license rights previously obtained from Transmeta in exchange for 1,200,000 shares of Transmeta common stock. The then current value of the common stock, $6.8 million, has been recorded on the balance sheet as a deferred charge under license agreement and is being amortized on a straight-line basis over the remaining period of the original license agreement through February 2003.

     Accumulated amortization of deferred charges related to the technology license agreements was $10.6 million in 2000 and $218,000 in 1999.

 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All cash equivalents, short-term investments and investments as of December 31, 2000 and 1999 were classified as available-for-sale securities and consisted of the following:

                                                          GROSS        GROSS
                                            AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                              COST        GAINS        LOSSES       VALUE
                                            ---------   ----------   ----------   ---------
                                                            (IN THOUSANDS)
As of December 31, 2000:
  Money market funds......................  $101,488       $ --         $ --      $ 101,488
  Commercial paper........................   185,646         82           --        185,728
  Medium term notes.......................    57,955        178          113         58,020
                                            --------       ----         ----      ---------
  Total available-for-sale securities.....  $345,089       $260         $113      $ 345,236
                                            ========       ====         ====
  Less amounts classified as cash
     equivalents..........................                                         (261,878)
                                                                                  ---------
  Total short-term investments............                                        $  83,358
                                                                                  =========
As of December 31, 1999:
  Money market funds......................  $ 21,994       $ --         $ --      $  21,994
  Federal agency discount notes...........    29,032          5            3         29,034
  Bank obligations........................    14,630          2            7         14,625
                                            --------       ----         ----      ---------
  Total available-for-sale securities.....  $ 65,656       $  7         $ 10      $  65,653
                                            ========       ====         ====
  Less amounts classified as cash
     equivalents..........................                                          (45,854)
                                                                                  ---------
  Total short-term investments............                                        $  19,799
                                                                                  =========

                             TRANSMETA CORPORATION

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

                                                         AMORTIZED      FAIR
                                                           COST        VALUE
                                                         ---------    --------
                                                            (IN THOUSANDS)
As of December 31, 2000:
  Amounts maturing within one year.....................  $317,225     $317,228
  Amounts maturing after one year, within five years...  $ 27,864     $ 28,008

 4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
                                                            (IN THOUSANDS)
Furniture and fixtures..................................  $  1,537    $ 1,368
Computer equipment......................................    14,494      8,438
Computer software.......................................     8,878      7,236
Leasehold improvements..................................     1,209      1,040
                                                          --------    -------
                                                            26,118     18,082
Less accumulated depreciation and amortization..........   (15,636)    (9,545)
                                                          --------    -------
          Total.........................................  $ 10,482    $ 8,537
                                                          ========    =======

 5. LEASES AND COMMITMENTS

OPERATING LEASES

     Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $5.6 million in 2000, $5.3 million in 1999 and $4.3 million in 1998.

     During 2000, 1999 and 1998 Transmeta subleased a portion of its facilities. The subleases extend through 2002. Sublease income was $1.2 million in 2000, $1.1 million in 1999 and $105,000 in 1998.

     Future minimum rentals to be received under the facilities subleases at December 31, 2000 are as follows:

                                                         (IN THOUSANDS)
Years ending December 31,
  2001.................................................    $1,204,000
  2002.................................................       125,000
                                                           ----------
                                                           $1,329,000
                                                           ==========

CAPITAL LEASES

     Transmeta finances certain equipment under noncancelable lease agreements subsequent to original purchase that are accounted for as capital leases.

     The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $9.8 million in 2000, $8.5 million in 1999 and $8.0 million in 1998. Related accumulated depreciation was $7.7 million in 2000, $4.6 million in 1999 and $1.8 million in 1998. At

                             TRANSMETA CORPORATION

December 31, 2000, future minimum payments for noncancellable capital lease and operating obligations were as follows:

                                                          CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                          -------    ---------
                                                             (IN THOUSANDS)
Years ending December 31,
  2001..................................................  $ 4,112     $ 4,492
  2002..................................................    1,882       3,662
  2003..................................................      387       4,135
  2004..................................................       --       4,241
  Thereafter............................................       --      16,018
                                                          -------     -------
          Total minimum lease payments..................    6,381     $32,548
                                                                      =======
Less amount representing interest.......................     (793)
                                                          -------
Present value of capital lease obligations..............    5,588
Less current portion....................................   (3,517)
                                                          -------
Noncurrent portion......................................  $ 2,071
                                                          =======

COMMITMENTS

     Transmeta's foundry relationship with IBM allows the Company to cancel all outstanding purchase orders, but requires Transmeta to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2000, IBM had incurred approximately $19.6 million of manufacturing expenses on the Company's outstanding purchase orders.

 6. DEBT

     Transmeta issued promissory notes to financing companies in the principal amounts of $1.4 million in 1999 and $3.5 million in 1998, which mature through January 2003. These notes bear interest at 10.5% and are secured by certain tangible assets with an aggregate net book value of approximately $786,000 as of December 31, 2000. No notes were issued during 2000.

     Transmeta signed a note during 1998 with a supplier in the principal amount of $1.1 million in connection with an equipment purchase. Under the terms of the agreement the note was paid upon the closing of the Company's initial public offering.

     In connection with the notes issued to the financing companies and the supplier, Transmeta issued to the note holders warrants to purchase 735,032 shares of common stock. Warrants to purchase 685,032 shares of common stock were issued with an exercise price of $1.25 and expire between March 2004 and April 2008. Warrants to purchase 50,000 shares of common stock were issued with an exercise price of $3.00 and expire in May 2005. These warrants were assigned an aggregate value of $78,000 on the basis of Black-Scholes valuation models using the contractual lives ranging from six to ten years and a volatility of 0.80. The value of the warrants was recorded as a discount against the respective borrowings and is being amortized over the respective terms of the notes. The remaining discount on the notes of $7,000 at December 31, 2000 is being accreted as additional financing (interest) expense over the term of each respective note. The amount of discount accreted and recorded as interest expense for the years ended December 31, 2000, 1999 and 1998 was $26,000, $26,000 and $19,000,
respectively.

                             TRANSMETA CORPORATION

     At December 31, 2000, aggregate future minimum principal payments on the obligations described above were as follows:

                                                              (IN THOUSANDS)
Years ending December 31,
  2001......................................................     $ 1,775
  2002......................................................         950
  2003......................................................          25
                                                                 -------
          Total minimum principal payments..................       2,750
Less current portion........................................      (1,775)
                                                                 -------
Noncurrent portion..........................................     $   975
                                                                 =======

     Additionally, as discussed in Note 2, Transmeta issued a convertible promissory note in the face amount of $600,000 in December 1997. The present value of the note was recorded on the balance sheet as payable to a development partner under license agreement and accreted interest until paid. Under the terms of the agreement the note was converted into 1,200,000 shares of common stock upon the completion of the Company's initial public offering and the present value of the note, $433,000, was reclassified as additional paid in capital.

 7. STOCKHOLDERS' EQUITY

     In November 2000, the Company completed its initial public offering ("the offering") of 14,950,000 shares (including 1,950,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price to the public of $21.00 per share. Upon consummation of the offering, all outstanding shares of the Company's noncumulative convertible preferred stock were automatically converted into an aggregate of 73,174,342 shares of common stock. As of December 31, 2000 there were no preferred shares outstanding.

COMMON STOCK RESERVED FOR ISSUANCE

     Shares reserved for future issuance are as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Preferred stock conversion..........................          --    59,094,342
Warrants outstanding................................   1,688,068     2,088,432
Options outstanding.................................  16,586,546     8,694,960
Employee Stock Purchase Plan........................   2,000,000            --
Future option grants................................   6,974,000     6,094,136
                                                      ----------    ----------
                                                      27,248,614    75,971,870
                                                      ==========    ==========
Shares subject to repurchase........................   5,855,413     5,296,994
                                                      ==========    ==========

     Transmeta's equity incentive plans permit holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Common stock issued in connection with these exercises is subject to repurchase at the exercise price until vesting occurs. Notes issued by employees to exercise stock options bear interest at rates ranging from 4.47% to 6.69% and have terms of five years. All notes are full recourse and are recorded as a reduction of stockholders' equity when issued.

                             TRANSMETA CORPORATION

COMMON STOCK WARRANTS

     Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2000:

                                                             EXERCISE
                                                 NUMBER        PRICE
                ISSUANCE DATE                   OF SHARES    PER SHARE    EXPIRATION DATE
                -------------                   ---------    ---------    ---------------
October 1995..................................    277,284      $0.41      October 2005
May 1996......................................     96,968      $0.41      December 2001
September 1996................................     38,784      $0.41      December 2001
April 1997....................................    160,000      $1.25      March 2003
April 1997....................................    144,000      $1.25      April 2007
August 1997...................................    160,000      $1.25      August 2007
January 1998..................................    125,032      $1.25      December 2007
April 1998....................................    240,000      $1.25      April 2008
April 1998....................................    320,000      $1.25      March 2004
May 1998......................................     50,000      $3.00      May 2005
March 1999....................................     68,000      $3.00      March 2004
February 2000.................................      8,000      $5.00      February 2005
                                                ---------
       Total number of shares.................  1,688,068
                                                =========

     All warrants have been valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 8) except that a volatility of 0.80 was used. Assigned values of $30,000, $17,000 and $78,000 associated with these warrant issuances were recorded as common stock in 2000, 1999 and 1998, respectively and are being amortized as interest expense over the term of the agreement or the period the services are rendered. Costs associated with earlier periods were immaterial.

PREFERRED STOCK

     The Company is authorized, subject to limitations imposed by Delaware law, to issue up to a total of 5,000,000 shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

     The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. The Company has no current plans to issue any shares of preferred stock. As of December 31, 2000, there were no shares of preferred stock outstanding.

                             TRANSMETA CORPORATION

 8. STOCK-BASED COMPENSATION

2000 EQUITY INCENTIVE PLAN

     The 2000 Equity Incentive Plan ("the Plan") was adopted in September 2000 and became effective November 6, 2000. The Plan serves as the successor to the 1997 Equity Incentive Plan, and authorizes the award of options, restricted stock and stock bonuses and provides for the grant of both incentive stock options ("ISO's") that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of the common stock on the date of grant. The maximum term of the options granted is ten years. During any calendar year, no person will be eligible to receive more than 4,000,000 shares, or 6,000,000 shares in the case of a new employee.

     The Company reserved 7,000,000 shares of common stock under the Plan. In addition, subject to the Board of Director's discretion, the aggregate number of shares reserved for issuance under the Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.

NON-PLAN STOCK OPTION GRANTS

     Transmeta has from time to time granted options outside of its plans ("non-plan stock options"). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000, 2,500,000 in 1999 and 970,000 in 1998.

PRIOR EQUITY INCENTIVE PLANS

     The 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan (the "Prior Plans") provided for the grant to employees of ISOs and the grant to employees, directors and consultants of nonstatutory stock options. Options granted under the Prior Plans were designated as "ISO," or "nonstatutory stock options" at the discretion of Transmeta, with exercise prices not less than the fair market value at the date of grant. Options granted under the Prior Plans generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years and expire ten years from the grant date. The Company is no longer granting options under these Prior Plans subsequent to the adoption of the 2000 Equity Incentive Plan discussed above.

                             TRANSMETA CORPORATION

STOCK OPTION SUMMARY

     The following is a summary of the Company's stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

                                                        OPTIONS OUTSTANDING
                                         -------------------------------------------------
                                                                     WEIGHTED    WEIGHTED
                                           SHARES                    AVERAGE     AVERAGE
                                          AVAILABLE       NUMBER     EXERCISE   GRANT DATE
                                          FOR GRANT     OF SHARES     PRICE     FAIR VALUE
                                         -----------    ----------   --------   ----------
Balance at December 31, 1997...........       68,200     9,814,068    $0.07
  Additional shares reserved...........    4,970,000            --
  Options granted......................   (4,602,000)    4,602,000    $0.54       $0.10
  Options exercised....................           --    (7,757,748)   $0.15
  Options canceled.....................      129,998      (348,334)   $0.12
  Bonus shares distributed.............      (68,000)           --
                                         -----------    ----------
Balance at December 31, 1998...........      498,198     6,309,986    $0.31
  Additional shares reserved...........   12,500,000            --
  Options granted......................   (8,067,000)    8,067,000    $0.95       $0.25
  Options exercised....................           --    (4,832,696)   $0.47
  Options canceled.....................    1,162,938      (849,330)   $0.56
                                         -----------    ----------
Balance at December 31, 1999...........    6,094,136     8,694,960    $0.79
  Additional shares reserved...........   16,046,000            --
  Options granted......................  (15,579,600)   15,579,600    $5.96       $6.06
  Options exercised....................           --    (6,028,857)   $2.60
  Options canceled.....................      413,464    (1,659,157)   $3.36
                                         -----------    ----------
Balance at December 31, 2000...........    6,974,000    16,586,546    $4.72
                                         ===========    ==========

     The exercise prices for options outstanding and exercisable as of December 31, 2000 and their weighted average remaining contractual lives were as follows:

                                                          OUTSTANDING
                                              ------------------------------------        EXERCISABLE
                                                             WEIGHTED                ----------------------
                                                              AVERAGE     WEIGHTED                 WEIGHTED
                                                             REMAINING    AVERAGE                  AVERAGE
                                                SHARES      CONTRACTUAL   EXERCISE     SHARES      EXERCISE
          RANGE OF EXERCISE PRICES            OUTSTANDING   LIFE YEARS     PRICE     EXERCISABLE    PRICE
          ------------------------            -----------   -----------   --------   -----------   --------
As of December 31, 2000:
  $0.04 - $ 0.65............................   4,954,235        7.9        $0.57      2,154,236     $0.50
  $1.00 - $ 4.75............................   2,323,711        9.0        $3.55        424,408     $3.42
  $5.25 - $ 6.00............................   5,003,000        9.5        $5.63        600,000     $6.00
  $8.25 - $24.88............................   4,305,600        9.7        $9.09      1,576,000     $9.42
                                              ----------                              ---------
  $0.04 - $24.88............................  16,586,546        9.0        $4.72      4,754,644     $4.64
                                              ==========                              =========

2000 EMPLOYEE STOCK PURCHASE PLAN

     Transmeta effected the 2000 Employee Stock Purchase Plan (the "Purchase Plan") in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company's common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the

                             TRANSMETA CORPORATION

Company reserved 2,000,000 shares of common stock for issuance under the Purchase Plan. As of December 31, 2000 no shares had been issued under the Purchase Plan.

DEFERRED STOCK COMPENSATION

     Transmeta recorded deferred stock compensation of $46,044,000 during 2000, representing the aggregate difference between the exercise prices of the options and the deemed fair values of common stock subject to the options as of the respective measurement dates. These amounts are being amortized by charges to operations, using the graded vesting method, over the four year vesting periods of the individual stock options. During 2000, the Company recorded $13,056,000 of amortization expense related to deferred stock compensation.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion No. 25, the Company recognizes no compensation expense with respect to awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

     The fair value for the Company's stock-based awards was estimated at the date of grant using an option pricing model. Option pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted in 2000 was determined based on estimated stock price volatility. Options granted prior to 2000 were determined based on the minimum value method. The weighted average assumptions used to determine fair value were as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                   2000        1999        1998
                                                   ----    ------------    ----
Expected volatility..............................   0.8        N/A         N/A
Expected life of options in years................     4          4           4
Risk-free interest rate..........................   6.5%       6.1%        4.7%
Expected dividend yield..........................     0          0           0

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option's vesting period using graded vesting methodology. Pro forma information follows:

                                                   YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                               2000           1999          1998
                                            -----------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss
  As reported.............................   $ (97,705)     $(41,089)     $(10,090)
  Pro forma...............................   $(112,406)     $(41,601)     $(10,196)
Net loss per share -- basic and diluted
  As reported.............................   $   (2.18)     $  (1.51)     $  (0.44)
  Pro forma...............................   $   (2.51)     $  (1.53)     $  (0.44)

                             TRANSMETA CORPORATION

     The following table presents the computation of basic and diluted net loss per share:

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic and diluted:
  Net loss.................................................   $(97,705)      $(41,089)      $(10,090)
                                                              --------       --------       --------
Basic and diluted:
  Weighted average shares outstanding......................     51,016         33,154         25,402
  Less: Weighted average shares subject to repurchase......     (6,275)        (5,918)        (2,328)
                                                              --------       --------       --------
  Weighted average shares used in computing basic and
     diluted net loss per share............................     44,741         27,236         23,074
                                                              --------       --------       --------
Net loss per share -- basic and diluted....................   $  (2.18)      $  (1.51)      $  (0.44)
                                                              ========       ========       ========

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 18,274,614 shares of common stock in 2000, 10,783,392 shares in 1999 and 8,330,418 shares in 1998, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

     In connection with a severance agreement, the Company extended repayment terms of a note receivable secured by shares exercised from options previously granted. The Company remeasured the value of the options based upon the then fair value of the stock as determined by the Board of Directors. The resulting additional charge of $945,000 was expensed as compensation in 2000.

 9. EMPLOYEE BENEFIT PLAN

     Transmeta has an Employee Savings and Retirement Plan (the "Benefit Plan") under Section 401(k) of the Internal Revenue Code for its eligible employees. The Benefit Plan is available to all of Transmeta's employees who meet minimum age requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible earnings, subject to certain limitations. There have been no matching contributions by the Company under the Benefit Plan.

10. INCOME TAXES

     The Company recorded tax provisions of $500,000 in 1999 and $2.0 million in 1998. These taxes were withheld from license revenue received from Toshiba in accordance with the United States-Japan tax treaty. No tax provision was recorded during 2000. The Company has incurred operating losses in all periods that have not been tax benefited.

                             TRANSMETA CORPORATION

     Deferred income taxes reflect the net tax effect of operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and consist of:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Federal operating loss carryforwards.......................  $ 43,600    $ 18,900    $  8,300
State operating loss carryforwards.........................     5,400       2,200       1,300
Federal tax credit carryforwards...........................     3,700       2,200       1,200
State tax credit carryforwards.............................     2,000       1,450         900
Non-deductible reserves and capitalized expenses...........     4,040         960         740
                                                             --------    --------    --------
                                                               58,740      25,710      12,440
Less: Valuation allowance..................................   (58,740)    (25,710)    (12,440)
Net deferred taxes.........................................  $     --    $     --    $     --
                                                             ========    ========    ========

     Based upon the weight of available evidence, which includes the Company's historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $33.0 million in 2000, $13.3 million in 1999 and $3.0 million in 1998.

     The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2020, if not previously utilized. The state operating loss and tax credit carryforwards will expire beginning in 2003, if not previously utilized. Because of certain ownership change rules under federal and state tax regulations, approximately $5.0 million of the December 31, 2000 tax-effected amounts of federal and state operating loss and tax credit carryforwards listed above are not immediately available to offset future tax liabilities. These amounts will be available through 2002.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents Transmeta's unaudited quarterly statement of operations data for the four quarters of fiscal 1999 and fiscal 2000. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

                                                                 QUARTERS ENDED
                             --------------------------------------------------------------------------------------
                             DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUN. 30,   MAR. 31
                               2000       2000        2000       2000       1999       1999        1999      1999
                             --------   ---------   --------   --------   --------   ---------   --------   -------
                                                                 (IN THOUSANDS)
Revenue:
  Product..................  $ 12,363   $  3,459    $    354   $      4   $     --   $      2    $     13   $    61
  License..................        --         --          --         --         --         --          --     5,000
                             --------   --------    --------   --------   --------   --------    --------   -------
         Total revenue.....    12,363      3,459         354          4         --          2          13     5,061
Cost of product revenue....     7,156      2,082         219          4         --          2           3        13
                             --------   --------    --------   --------   --------   --------    --------   -------
Gross profit...............     5,207      1,377         135         --         --         --          10     5,048
                             --------   --------    --------   --------   --------   --------    --------   -------
Operating expenses.........
  Research and
    development............    17,766     17,100      15,072     11,477      9,543      7,436       8,167     7,976
  Selling, general and
    administrative.........     8,561      7,037       5,781      5,666      3,873      3,133       3,044     2,761
  Amortization of deferred
    charges under license
    agreements.............     2,986      2,567       2,614      2,249        218         --          --        --
  Amortization of deferred
    stock compensation.....     5,949      3,967       2,014      1,126         --         --          --        --
                             --------   --------    --------   --------   --------   --------    --------   -------
         Total operating
           expenses........    35,262     30,671      25,481     20,518     13,634     10,569      11,211    10,737
                             --------   --------    --------   --------   --------   --------    --------   -------
Operating loss.............   (30,055)   (29,294)    (25,346)   (20,518)   (13,634)   (10,569)    (11,201)   (5,689)
  Interest and other
    income.................     4,207      2,022       2,007        938        992        957         224       283
  Interest expense.........      (393)      (397)       (426)      (450)      (457)      (494)       (502)     (499)
                             --------   --------    --------   --------   --------   --------    --------   -------
Loss before income taxes...   (26,241)   (27,669)    (23,765)   (20,030)   (13,099)   (10,106)    (11,479)   (5,905)
Provision for income
  taxes....................        --         --          --         --         --         --          --       500
                             --------   --------    --------   --------   --------   --------    --------   -------
Net loss...................  $(26,241)  $(27,669)   $(23,765)  $(20,030)  $(13,099)  $(10,106)   $(11,479)  $(6,405)
                             ========   ========    ========   ========   ========   ========    ========   =======
Net loss per share.........  $  (0.30)  $  (0.82)   $ ( 0.73)  $  (0.67)  $  (0.46)  $  (0.37)   $  (0.43)  $ (0.25)
                             ========   ========    ========   ========   ========   ========    ========   =======
Weighted average shares
  outstanding..............    86,742     33,688      32,452     29,787     28,381     27,582      26,425    25,568
                             ========   ========    ========   ========   ========   ========    ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in our Proxy Statement for our May 2001 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our May 2001 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information required by this item is incorporated by reference to the caption "Principal Stockholders" in our Proxy Statement for our May 2001 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information required by this item is incorporated by reference to the caption "Related Party Transactions" in our Proxy Statement for our May 2001 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements -- See Index to Consolidated Financial Statements in Part II, Item 8.

          2. Financial Statement Schedules --

     All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

          3. Exhibits

     The following exhibits are filed herewith or incorporated by reference herein:

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
     3.01*   Second Amended and Restated Certificate of Incorporation.
     3.02    Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta's Form S-1 Registration Statement (File No.
             333-44030) (the "IPO S-1").
     4.01    Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
     4.02    Fifth Restated Investors' Rights Agreement dated March 31,
             2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
     4.03    Form of Piggyback Registration Rights Agreement.
             Incorporated by reference to Exhibit 4.03 to the IPO S-1.

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
    10.01    Form of Indemnity Agreement. Incorporated by reference to
             Exhibit 10.01 to the IPO S-1.**
    10.02    1995 Equity Incentive Plan. Incorporated by reference to
             Exhibit 10.02 to the IPO S-1.**
    10.03    1997 Equity Incentive Plan. Incorporated by reference to
             Exhibit 10.03 to the IPO S-1.**
    10.04*   2000 Equity Incentive Plan, as amended through January 1,
             2001.**
    10.05*   2000 Employee Stock Purchase Plan, as amended through
             January 1, 2001.**
    10.06    Form of Option granted to Mark K. Allen and related
             documents. Incorporated by reference to Exhibit 10.06 to the
             IPO S-1.**
    10.07++  Agreement for Purchase and Sale of Custom Semiconductor
             Products, effective December 12, 1997, between International
             Business Machines Corporation and Transmeta. Incorporated by
             reference to Exhibit 10.07 to the IPO S-1.
    10.08    Lease Agreement, dated November 1, 1995, between John
             Arrillaga, as trustee of John Arrillaga Family Trust,
             Richard T. Peery, as trustee of Richard T. Peery Separate
             Property Trust, and Transmeta, as amended by Amendment No.
             1, dated January 29, 1997, and Amendment No. 2, dated April
             2, 1998, between John Arrillaga, as trustee of John
             Arrillaga Survivor's Trust (successor in interest to the
             Arrillaga Family Trust), Richard T. Peery, as trustee of
             Richard T. Peery Separate Property Trust, and Transmeta.
             Incorporated by reference to Exhibit 10.08 to the IPO S-1.
    10.09    Lease Agreement, dated January 29, 1997, between John
             Arrillaga, as trustee of John Arrillaga Family Trust,
             Richard T. Peery, as trustee of Richard T. Peery Separate
             Property Trust, and Transmeta, as amended by Amendment No.
             1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor's Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of
             Richard T. Peery Separate Property Trust, and Transmeta.
             Incorporated by reference to Exhibit 10.09 to the IPO S-1.
    10.10    Lease Agreement, dated April 2, 1998, between John
             Arrillaga, as trustee of John Arrillaga Survivor's Trust,
             Richard T. Peery, as trustee of Richard T. Peery Separate
             Property Trust, and Transmeta. Incorporated by reference to
             Exhibit 10.10 to the IPO S-1.
    10.11    Lease Agreement, dated April 2, 1998, between John
             Arrillaga, as trustee of John Arrillaga Survivor's Trust,
             Richard T. Peery, as trustee of Richard T. Peery Separate
             Property Trust, and Transmeta. Incorporated by reference to
             Exhibit 10.11 to the IPO S-1.
    10.12    Sublease Agreement, dated as of October 28, 1998, between
             Transmeta and Mitel, Inc. Incorporated by reference to
             Exhibit 10.12 to the IPO S-1.
    10.13    Sublease Agreement, dated as of April 28, 1999, between
             Transmeta and Xuan Nguyen dba World Marketing Alliance.
             Incorporated by reference to Exhibit 10.13 to the IPO S-1.
    10.14    Sublease Agreement, dated as of November 1, 1999, between
             Transmeta and Moscape, Inc. Incorporated by reference to
             Exhibit 10.14 to the IPO S-1.
    10.15    Sublease Agreement, dated as of June 15, 2000, between
             Transmeta and Bitlocker, Inc. Incorporated by reference to
             Exhibit 10.15 to the IPO S-1.
    10.16    Form of Stock Option Agreement under Transmeta's 2000 Equity
             Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
    10.17    Form of Stock Option Agreement (for Non-Employee Directors)
             under Transmeta's 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
    10.18*   Form of Stock Option Agreement.**
    21.01    Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
    23.01*   Consent of Ernst & Young LLP, Independent Auditors.
    24.01*   Power of Attorney. See Signature Page.

---------------
 * Filed herewith.

** Management contract or compensatory arrangement.

 ++ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     Not applicable.

     (c) Exhibits

     See Item 14(a)(3) above.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSMETA CORPORATION

Dated: March 5, 2001                      By:    /s/  MERLE A. MCCLENDON
                                            ------------------------------------
                                                     Merle A. McClendon
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     By signing this Form 10-K below, I hereby appoint each of Mark K. Allen and Merle A. McClendon, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
            /s/ MARK K. ALLEN                Chief Executive Officer, President and    March 5, 2001
------------------------------------------   Director [Principal Executive Officer]
              Mark K. Allen

          /s/ MERLE A. MCCLENDON              Chief Financial Officer and Secretary    March 5, 2001
------------------------------------------      [Principal Financial Officer and
            Merle A. McClendon                    Principal Accounting Officer]

            /s/ R. HUGH BARNES                              Director                   March 5, 2001
------------------------------------------
              R. Hugh Barnes

           /s/ LARRY R. CARTER                              Director                   March 5, 2001
------------------------------------------
             Larry R. Carter

                                                            Director                   March   , 2001
------------------------------------------
             David R. Ditzel

          /s/ MURRAY A. GOLDMAN                             Director                   March 5, 2001
------------------------------------------
            Murray A. Goldman

           /s/ PAUL M. MCNULTY                              Director                   March 5, 2001
------------------------------------------
             Paul M. McNulty

            /s/ WILLIAM P. TAI                              Director                   March 5, 2001
------------------------------------------
              William P. Tai

           /s/ T. PETER THOMAS                              Director                   March 5, 2001
------------------------------------------
             T. Peter Thomas

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.01*    Second Amended and Restated Certificate of Incorporation.
 3.02     Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta's Form S-1 Registration Statement (File No.
          333-44030) (the "IPO S-1").
 4.01     Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
 4.02     Fifth Restated Investors' Rights Agreement dated March 31,
          2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
 4.03     Form of Piggyback Registration Rights Agreement.
          Incorporated by reference to Exhibit 4.03 to the IPO S-1.
10.01     Form of Indemnity Agreement. Incorporated by reference to
          Exhibit 10.01 to the IPO S-1.**
10.02     1995 Equity Incentive Plan. Incorporated by reference to
          Exhibit 10.02 to the IPO S-1.**
10.03     1997 Equity Incentive Plan. Incorporated by reference to
          Exhibit 10.03 to the IPO S-1.**
10.04*    2000 Equity Incentive Plan, as amended through January 1,
          2001.**
10.05*    2000 Employee Stock Purchase Plan, as amended through
          January 1, 2001.**
10.06     Form of Option granted to Mark K. Allen and related
          documents. Incorporated by reference to Exhibit 10.06 to the
          IPO S-1.**
10.07++   Agreement for Purchase and Sale of Custom Semiconductor
          Products, effective December 12, 1997, between International
          Business Machines Corporation and Transmeta. Incorporated by
          reference to Exhibit 10.07 to the IPO S-1.
10.08     Lease Agreement, dated November 1, 1995, between John
          Arrillaga, as trustee of John Arrillaga Family Trust,
          Richard T. Peery, as trustee of Richard T. Peery Separate
          Property Trust, and Transmeta, as amended by Amendment No.
          1, dated January 29, 1997, and Amendment No. 2, dated April
          2, 1998, between John Arrillaga, as trustee of John
          Arrillaga Survivor's Trust (successor in interest to the
          Arrillaga Family Trust), Richard T. Peery, as trustee of
          Richard T. Peery Separate Property Trust, and Transmeta.
          Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.09     Lease Agreement, dated January 29, 1997, between John
          Arrillaga, as trustee of John Arrillaga Family Trust,
          Richard T. Peery, as trustee of Richard T. Peery Separate
          Property Trust, and Transmeta, as amended by Amendment No.
          1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor's Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of
          Richard T. Peery Separate Property Trust, and Transmeta.
          Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.10     Lease Agreement, dated April 2, 1998, between John
          Arrillaga, as trustee of John Arrillaga Survivor's Trust,
          Richard T. Peery, as trustee of Richard T. Peery Separate
          Property Trust, and Transmeta. Incorporated by reference to
          Exhibit 10.10 to the IPO S-1.
10.11     Lease Agreement, dated April 2, 1998, between John
          Arrillaga, as trustee of John Arrillaga Survivor's Trust,
          Richard T. Peery, as trustee of Richard T. Peery Separate
          Property Trust, and Transmeta. Incorporated by reference to
          Exhibit 10.11 to the IPO S-1.
10.12     Sublease Agreement, dated as of October 28, 1998, between
          Transmeta and Mitel, Inc. Incorporated by reference to
          Exhibit 10.12 to the IPO S-1.
10.13     Sublease Agreement, dated as of April 28, 1999, between
          Transmeta and Xuan Nguyen dba World Marketing Alliance.
          Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.14     Sublease Agreement, dated as of November 1, 1999, between
          Transmeta and Moscape, Inc. Incorporated by reference to
          Exhibit 10.14 to the IPO S-1.

EXHIBIT
NUMBER
-------
10.15     Sublease Agreement, dated as of June 15, 2000, between
          Transmeta and Bitlocker, Inc. Incorporated by reference to
          Exhibit 10.15 to the IPO S-1.
10.16     Form of Stock Option Agreement under Transmeta's 2000 Equity
          Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.17     Form of Stock Option Agreement (for Non-Employee Directors)
          under Transmeta's 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.18*    Form of Stock Option Agreement.**
21.01     Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01*    Consent of Ernst & Young LLP, Independent Auditors.
24.01*    Power of Attorney. See Signature Page.

---------------
 * Filed herewith.

** Management contract or compensatory arrangement.

 ++ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.