Form 10-Q
period 2001-03-30
TRANSMETA CORP
filed 2001-04-27
CIK 1001193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-31803

                             TRANSMETA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0402448
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                   3940 FREEDOM CIRCLE, SANTA CLARA, CA 95054
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 919-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 131,216,378 shares of the Company's common stock, par value $0.00001 per share, outstanding on March 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TRANSMETA CORPORATION

                                   FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 30, 2001

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of March 30, 2001
         (unaudited) and December 29, 2000...........................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 30, 2001 and March 31, 2000
         (unaudited).................................................    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 30, 2001 and March 31, 2000
         (unaudited).................................................    3
         Notes to Condensed Consolidated Financial Statements
         (unaudited).................................................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   22

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 3.  Defaults Upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   24
Signatures...........................................................   25

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             TRANSMETA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 30,     DECEMBER 29,
                                                                 2001          2000(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 212,407      $ 259,744
  Short-term investments....................................      91,656         83,358
  Accounts receivable, net..................................      11,743          3,298
  Inventories...............................................      23,997         15,453
  Prepaid expenses and other current assets.................      10,446          7,821
                                                               ---------      ---------
          Total current assets..............................     350,249        369,674
  Property and equipment, net...............................      11,629         10,482
  Deferred charges under license agreements.................      23,766         26,097
  Loans to founders.........................................       5,530          5,446
  Intangible and other assets...............................      10,346            837
                                                               ---------      ---------
          Total assets......................................   $ 401,520      $ 412,536
                                                               =========      =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   9,661      $   7,237
  Accrued compensation and related compensation
     liabilities............................................       3,237          2,215
  Other accrued liabilities.................................       4,360          7,926
  Long-term debt and capital lease obligations, current
     portion................................................       4,815          5,292
  Long-term payables, current portion.......................       5,500          4,000
                                                               ---------      ---------
          Total current liabilities.........................      27,573         26,670
Long-term debt and capital lease obligations, net of current
  portion...................................................       2,131          3,046
Deposits received under subleasing agreements...............         138            138
Long-term payables, net of current portion..................      19,828         17,766
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.00001 par value (none issued).........          --             --
  Common stock, $0.00001 par value, at amounts paid in......     591,844        589,220
  Notes receivable from stockholders........................     (17,902)       (17,752)
  Deferred stock compensation...............................     (26,376)       (32,988)
  Accumulated other comprehensive income....................         700            147
  Accumulated deficit.......................................    (196,416)      (173,711)
                                                               ---------      ---------
          Total stockholders' equity........................     351,850        364,916
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 401,520      $ 412,536
                                                               =========      =========

---------------
(1) Derived from the Company's audited financial statements as of December 29, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 30,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Net revenues:...............................................  $ 18,570     $      4
Cost of product revenue.....................................    10,381            4
                                                              --------     --------
Gross profit................................................     8,189           --
                                                              --------     --------
Operating expenses:
  Research and development(1)...............................    17,126       11,477
  Selling, general and administrative(2)....................     8,990        5,666
  Amortization of deferred charges and other intangible
     assets.................................................     3,379        2,249
  Amortization of deferred stock compensation...............     6,127        1,126
                                                              --------     --------
          Total operating expenses..........................    35,622       20,518
                                                              --------     --------
Operating loss..............................................   (27,433)     (20,518)
  Interest income...........................................     5,072          938
  Interest expense..........................................      (331)        (450)
                                                              --------     --------
Loss before income taxes....................................   (22,692)     (20,030)
  Provision for income taxes................................        14           --
                                                              --------     --------
Net loss....................................................  $(22,706)    $(20,030)
                                                              ========     ========
Net loss per share -- basic and diluted.....................  $  (0.18)    $  (0.67)
                                                              ========     ========
Weighted average shares outstanding -- basic and diluted....   125,970       29,787
                                                              ========     ========

---------------
(1) Excludes $3,660 and $75 in amortization of deferred stock compensation for the three months ended March 30, 2001 and March 31, 2000, respectively.

(2) Excludes $2,467 and $1,051 in amortization of deferred stock compensation for the three months ended March 30, 2001 and March 31, 2000, respectively.

                            (See accompanying notes)

                             TRANSMETA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 30,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES.......................    (31,082)    (15,242)
                                                              ---------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of available-for-sale investments................   (401,257)    (34,000)
  Proceeds from sale or maturity of available-for-sale
     investments............................................    393,512      38,960
  Purchase of property and equipment........................     (2,908)       (707)
  Purchase of intellectual property and other assets........     (4,000)         --
                                                              ---------    --------
          Net cash (used in)/provided by investing
            activities......................................    (14,653)      4,253
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issue of preferred stock................         --      12,151
  Expenses related to initial public offering of common
     stock..................................................       (256)         --
  Common stock issued under stock option plans..............         45          66
  Issuance of debt and capital lease obligations............         --         386
  Repayment of debt and capital lease obligations...........     (1,391)     (1,032)
                                                              ---------    --------
          Net cash (used in)/provided by financing
            activities......................................     (1,602)     11,571
                                                              ---------    --------
Change in cash and cash equivalents.........................    (47,337)        582
Cash and cash equivalents at beginning of period............    259,744      46,645
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $ 212,407    $ 47,227
                                                              =========    ========

                            (See accompanying notes)

                             TRANSMETA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 29, 2000. The results of operations for the three months are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company's fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. Fiscal year 2000 ended on December 29 and consisted of 52 weeks. The first quarter of 2001 ended on March 30 and consisted of 13 weeks.

 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective January 1, 2001. Because Transmeta does not currently hold any derivative instruments and does not engage in hedging activities the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

 3. NET LOSS PER SHARE

     Basic and diluted net loss per share is presented in conformity with the FASB's SFAS No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

     The following table presents the computation of basic and diluted net loss per share:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 30,    MARCH 31,
                                                           2001         2000
                                                         ---------    ---------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Basic and diluted:
  Net loss.............................................  $(22,706)    $(20,030)
                                                         --------     --------
Basic and diluted:
  Weighted average shares outstanding..................   131,083       36,676
  Less: Weighted average shares subject to
     repurchase........................................    (5,113)      (6,889)
                                                         --------     --------
  Weighted average shares used in computing basic and
     diluted net loss per share........................   125,970       29,787
                                                         --------     --------
Net loss per share -- basic and diluted................  $  (0.18)    $  (0.67)
                                                         ========     ========

                             TRANSMETA CORPORATION

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 17,283,037 shares of common stock at March 30, 2001 and 11,893,704 shares of common stock at March 31, 2000, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

 4. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Total accumulated other comprehensive income was $700,000 and $147,000 for the three months ended March 30, 2001 and March 31, 2000, respectively. Accumulated other comprehensive gains are comprised entirely of unrealized gains on available for sale securities.

 5. SEGMENT INFORMATION

     Transmeta operates solely in one segment, the development, marketing and sale of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales to Japan, Taiwan and the United States in the first quarter of 2001 accounted for 56%, 27% and 17% of sales, respectively. Sales to three customers accounted for at least 10% each and for 63% in the aggregate of product revenue in the first quarter of 2001.

 6. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

                                                       MARCH 30,    DECEMBER 29,
                                                         2001           2000
                                                       ---------    ------------
Work in progress.....................................   $10,173       $ 6,680
Finished goods.......................................    13,824         8,773
                                                        -------       -------
                                                        $23,997       $15,453
                                                        =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," believes" or similar expressions are intended to identify forward-looking statements. These statements include, among other things, statements concerning our anticipated growth strategies, anticipated trends in our business and the markets in which we operate, our expectations for our future performance and the market acceptance of our products, our need for additional capital, and the status of evolving technologies and their growth potential. In addition, the section entitled "Risks That May Affect Future Results" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" consists primarily of forward-looking statements. Forward looking-statements are only predictions, based upon our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate.

     Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks That May Affect Future Results" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

     From our inception in March 1995 until September 2000, we were in the development stage and engaged primarily in research and development activities. In 1999, we began focusing on achieving design wins with original equipment manufacturers, or OEMs, in addition to our ongoing development activities. In January 2000, we introduced our Crusoe family of microprocessors, and we began recognizing product revenue from sales of these microprocessors in the first half of 2000. Through June 30, 2000, product shipments consisted of development systems and prototypes. We began volume shipments of production units in the third quarter of 2000 and emerged from the development stage during that period. We expect to be dependent on sales of Crusoe microprocessors and successive generations of these products for the foreseeable future.

     We currently sell our products primarily to OEMs and, to a lesser extent, through distributors. Sales to three customers located in Asia Pacific accounted for 36%, 14% and 13%, respectively, of our product revenue during the first quarter of 2001. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of product revenue. Although we derive a substantial portion of our product revenue from customers in Asia, we expect that these customers ultimately will sell their products to major PC manufacturers in the United States and Japan. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Substantially all of our product sales in the first quarter of fiscal 2001 were for the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

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

     We generally recognize revenue from product sales upon transfer of title, typically upon shipment, and provide for expected returns and warranty costs at that time. With respect to products shipped to distributors, we defer recognition of product revenue if the product is subject to price protection or stock rotation until the distributors sell our products to their customers.

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

     In connection with the grant of stock options to our employees in 2000, we recorded deferred stock compensation of approximately $45.6 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders' equity and is amortized on the graded vesting method. We will incur substantial expense in future periods as a result of the amortization of the deferred stock compensation. In addition, we recorded $1.3 million of deferred compensation expense in the first quarter of 2000 related to a severance agreement with a former employee.

     Historically, we have incurred significant losses. As of March 30, 2001, we had an accumulated deficit of $196.4 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. General softening in the semiconductor industry and in the general economy has occurred in the first calendar quarter of 2001 and is expected to continue through at least the second quarter of 2001. Our operating results could fluctuate in response to the general economic downturn.

RESULTS OF OPERATIONS

     Revenue. Product revenue was $18.6 million in the first quarter of 2001 compared to $4,000 during the first quarter of 2000. Initial shipments of commercial products and shipments of prototypes and development systems occurred in the second quarter of 2000 and volume commercial shipments began in the third quarter of fiscal 2000. Sales to three customers accounted for at least 10% and for 63% in the aggregate or our product revenue during the first quarter of 2001.

     Gross Profit. Product gross profit, which equals product revenue less cost of product revenue, was $8.2 million in the first quarter of 2001 compared to zero in the first quarter of 2000. Product gross profit in the first quarter of 2001 reflects a significant increase in the volume of product shipments including prototypes and development systems. Product gross profit in the first quarter of 2000 reflects minimal product and prototype sales. We expect our gross margin, which is product gross profit as a percentage of product revenue, to vary from period to period due to the mix of products sold, the stage in the life cycle of each of our products and expenses in connection with the manufacturing process. For example, newly introduced products generally have higher average selling prices, which typically decline over product life cycles due to competitive pressures and technological advances.

     Research and Development. Research and development expenses were $17.1 million in the first quarter of 2001 compared to $11.5 million in the first quarter of 2000. This increase is primarily a result of hiring additional development personnel, prototype wafer costs and services, costs of photomasks used to print circuits on a wafer and depreciation and amortization expenses arising from significant purchases of computer aided design and other software tools. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect research and development expenses to increase in absolute dollars in the future.

     Selling, General and Administrative. Selling, general and administrative were $9.0 million in the first quarter of 2001 compared to $5.7 million in the first quarter of 2000. This increase was largely due to additional costs related to recruiting and retaining personnel and the overall expansion in our level of operations. We anticipate that selling, general and administrative expenses will remain relatively consistent through the second quarter of 2001 but are expected to increase in absolute dollars in the future as we continue to increase staff, develop product marketing and branding campaigns, and develop our infrastructure to support a larger, global organization.

     Amortization of Deferred Charges and Other Intangible Assets. In connection with the renegotiations of technology license agreements which we previously entered into with IBM and Toshiba and amortization of other intangible assets we recorded amortization of $3.4 million in the first quarter of 2001 and $2.2 million in the first quarter of 2000. Future amortization will be $10.6 million in the remainder of 2001, $14.0 million in 2002, $11.6 million in 2003 and the balance in future years.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation was $6.1 million in the first quarter of 2001 and $1.1 million in the first quarter of 2000. We expect to record an additional $13.8 million during the remainder of 2001, $8.2 million in 2002, $3.6 million in 2003 and the balance in future years.

     Interest Income. Interest income was $5.1 million in the first quarter of 2001 compared to $938,000 in the first quarter of 2000. The increase is primarily due to larger average invested cash balances resulting from the closing of our initial public offering in November 2000.

     Interest Expense. Interest expense decreased to $331,000 in the first quarter of 2001 from $450,000 in the first quarter of 2000. The decrease is due to lower average debt balances due to several lease-financing arrangements expiring during late 2000.

     Provision for Income Taxes. We recorded a provision for income taxes of $14,000 in the first quarter of 2001 relating to foreign taxes in Taiwan withheld for local taxes imposed on local non-revenue income. We did not record a tax provision in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on November 6, 2000, we funded our operations primarily through sales of equity securities and, to a lesser extent, from license revenue and lease financing. Net proceeds from our initial public offering were approximately $289.4 million. As of March 30, 2001 we had $304.1 million in cash and cash equivalents and short-term investments.

     Net cash used in operating activities during the first quarter of 2001 was $31.1 million compared to $15.2 million used during the first quarter of 2000. Net cash used in operating activities was attributable to our net losses and significant inventory and accounts receivable increases, partially offset by non-cash depreciation and amortization charges and increases in accounts payable and accrued liabilities. Increases in accounts payable and accrued liabilities were due to the general continued growth in business activity from the first quarter of 2000 through the first quarter of 2001. The increase in accounts payable in the first quarter of 2001 was also due to significant inventory-related purchases.

     Net cash used for investing activities during the first quarter of 2001 was $14.7 million compared to $4.3 million provided during the first quarter of 2000. Net cash used for investing activities in the first quarter of 2001 consisted primarily of the purchase of available for sale investments and a $4.0 million cash outflow in consideration for intellectual property and related assets. Net cash provided during the first quarter of fiscal 2000 was primarily the result of the proceeds from the sales and maturities of short term-investments.

     Net cash used for financing activities during the first quarter of 2001 was $1.6 million compared to $11.6 million provided during the first quarter of 2000. Net cash used during the first quarter of 2001 was primarily due to the repayment of debt and capital lease obligations. Net cash provided during the first quarter of 2000 is primarily attributable to advance proceeds from the issuance of convertible preferred stock of $12.2 million, which closed in April 2000.

     At March 30, 2001, we had $212.4 million in cash and cash equivalents and $91.7 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At March 30, 2001, we had total minimum lease payments of $33.4 million under our operating leases and $5.2 million under our capital leases. We also are obligated to pay IBM a total of $33.0 million -- $4.0 million in December 2001, $6.0 million in 2002, $7.0 million in 2003 and $16.0 million in 2004 -- in connection with amendments to our technology license agreement. Finally, our foundry relationship with IBM allows us to cancel all outstanding purchase orders, but requires us to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of March 30, 2001, IBM had incurred approximately $9.2 million of manufacturing expenses on our outstanding purchase orders. We also had minimum aggregate principal payments of $2.3 million under our long-term debt. As of March 30, 2001, we had a $449,000 commitment for a capital expenditure. We anticipate that additional capital expenditures will be required as we grow our business.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective January 1, 2001. Because Transmeta does not currently hold any derivative instruments and does not engage in hedging activities the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

RISKS THAT MAY AFFECT FUTURE RESULTS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR FURTHER SIGNIFICANT LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $22.7 million in the first quarter of 2001, $97.7 million in 2000, $41.1 million in 1999 and $10.1 million in 1998. As of March 30, 2001, we had an accumulated deficit of approximately $196.4 million. We intend to increase our research and development, sales and marketing, and administrative expenses over time. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, intellectual property and deferred stock compensation, which will serve to increase our net losses further. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

WE DEPEND ON INCREASING DEMAND FOR OUR CRUSOE MICROPROCESSORS.

     We expect to derive virtually all of our revenue for the foreseeable future from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. Since September 2000 we have recognized substantially all of our revenue from sales of our Crusoe microprocessors. Therefore, our future operating results will depend on the demand for Crusoe by existing and future customers. If Crusoe is not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance Crusoe in a timely manner, demand for our products may fail to increase. If demand for our Crusoe products does not increase, our revenue will not increase.

OUR FUTURE REVENUE DEPENDS UPON OUR ABILITY TO PENETRATE THE NOTEBOOK COMPUTER MARKET.

     Our success depends upon our ability to sell our Crusoe microprocessors in volume to the small number of OEMs that manufacture notebook computers. Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our Crusoe products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, OEMs must design new products to utilize different microprocessors such as our Crusoe products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/output system software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. For example, IBM showed a technology demonstration at a trade show in June 2000 using the Crusoe microprocessor in an existing ThinkPad model 240 notebook computer, but decided not to proceed with the project. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market, we would likely never achieve revenue sufficient to sustain our business and the value of an investment in our common stock would decline significantly.

THE GROWTH OF OUR BUSINESS DEPENDS IN PART ON THE GROWTH OF THE HIGH-DENSITY SERVER AND INTERNET APPLIANCE MARKETS AND OUR ABILITY TO MEET THE NEEDS OF THESE MARKETS.

     The growth of our business depends in part on acceptance and use of our products in new markets such as the high density server and Internet appliance markets. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. The market for high-density servers depends in part upon the success of our target customers and development partners to successfully incorporate recent technologies into their servers. In addition, the infancy of these recent technologies will require additional development and marketing before widespread acceptance is achieved. The market for Internet appliances depends in part upon the deployment of wireless technologies that enable the delivery of Internet content at a speed comparable to that of a desktop computer. The wireless technologies currently under development might not fully address the needs of mobile Internet users. If the use of high-density servers and Internet appliances do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded. In addition, the high-density server and Internet appliance markets are new and evolving slowly. Internet appliance manufacturers have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT IN ADVANCE AND MAY FLUCTUATE SIGNIFICANTLY, AND A FAILURE TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS WOULD LIKELY RESULT IN A SUBSTANTIAL DECLINE IN OUR STOCK PRICE.

     There is little historical financial information that is useful in evaluating our business, prospects or future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price would likely decline substantially.

     Our results could fluctuate because of the amount of revenue we recognize or the amount of cash we spend in a particular period. For example, our results could fluctuate due to the following factors:

     - the gain or loss of significant customers or significant changes in their purchasing volume;

     - the amount and timing of our operating expenses and capital expenditures;

     - pricing concessions that we grant on volume sales;

     - the effectiveness of our product cost reduction efforts and those of our suppliers;

     - changes in the average selling prices of our microprocessors or the products that incorporate them;

     - our ability to specify, develop, complete, introduce and market new products and technologies and bring them to volume production in a timely manner; and

     - changes in the mix of products that we sell.

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

     The market for microprocessors is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Intel recently announced lower power versions of its microprocessor to target applications in the ultra-light notebook computer market. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors for the high-density server market from Intel and for the Internet appliance market from National Semiconductor.

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

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER WERE TO CANCEL, REDUCE OR DELAY A PURCHASE OF OUR PRODUCTS.

     During the first quarter of 2001, sales to three customers accounted for at least 10% each and for 63% in the aggregate of our product revenue. Further, we presently derive a substantial portion of our product revenue from customers located in Asia, and face intense competition in our efforts to sell our products to customers located in the U.S. and Europe. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

     - the success of our customers in marketing products that incorporate our products;

     - the product requirements of our customers; and

     - the financial and operational success of our customers.

     We have entered into two distributor agreements, both of which are exclusive in large territories, one in Taiwan, Hong Kong and China and the other in North America. These agreements do not contain minimum purchase commitments. Any distributor that fails to emphasize sales of our products, chooses to emphasize alternative products or promotes products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of product revenue.

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

     Software applications, games or operating systems with machine-specific routines programmed into them can result in specific incompatibilities. If a particular software application, game or operating system is programmed in a manner that makes it unable to respond correctly to our microprocessor, it will appear to users of that software that our microprocessor is not compatible with PC software. We might encounter incompatibilities in the future. If any incompatibilities are significant or are perceived to be significant, our products might never achieve market acceptance and we might not receive significant revenue from product sales.

OUR RECENT GROWTH COULD PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS, INFRASTRUCTURE AND OTHER RESOURCES, AND OUR BUSINESS MAY NOT SUCCEED IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY.

     Our ability to implement our business plan in a rapidly evolving market requires an effective planning and management process. Until 2000, we focused primarily on the development of our products. We have recently increased our number of employees substantially and plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. The number of employees that we and our subsidiaries employ increased from 193 at January 1, 2000 to 418 at March 30, 2001. We expect to expand our facilities in proportion to any expansion in the number of our employees. This growth could place a significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will need to continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we fail to manage our growth effectively, our employee-related costs and employee turnover could increase, which would jeopardize our ability to execute on our business plan.

OUR LENGTHY AND VARIABLE SALES CYCLES MAKE IT DIFFICULT FOR US TO PREDICT WHEN AND IF A DESIGN WIN WILL RESULT IN VOLUME SHIPMENTS.

     We depend upon companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Thus our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range from six to twelve months from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers' products. Therefore, we take risks related to project cancellations or changed product plans, which could result in the loss of anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will ultimately be introduced or will, if introduced, be commercially successful.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE, OUR PRODUCTS MAY NOT BE COMPETITIVE AND OUR REVENUE AND OPERATING RESULTS MAY SUFFER.

     The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. Further, we may not achieve further design wins with current customers unless we continue to meet their evolving needs by developing new products. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. To introduce products on a timely basis, we must:

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

OUR DEPENDENCE ON THIRD PARTIES TO FABRICATE WAFERS LIMITS OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

     The cost, quality and availability of third-party manufacturing operations are essential elements to the successful production of our products. We currently rely exclusively on IBM to fabricate our wafers. Our contract with IBM does not obligate IBM to provide us with any specified number of wafers at any specified price until IBM has accepted a purchase order. The absence of dedicated capacity under our agreement means that, with little or no notice, IBM could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which it fabricates wafers. If IBM were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time, and a smooth and timely transition would be unlikely. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if IBM were to change the terms under which it manufactures for us, our manufacturing costs could increase.

     We have qualified TSMC in Taiwan to fabricate wafers for Crusoe microprocessors. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or any particular price from TSMC. We place orders on a purchase order basis and TSMC may allocate capacity to other companies' products while reducing deliveries to us on short notice. Any future inability of TSMC to fabricate our wafers could result in significant delays and increase production costs of our microprocessors.

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

THE THIRD PARTIES THAT FABRICATE OUR WAFERS MAY NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, WHICH COULD INCREASE THE COST AND REDUCE THE SUPPLY OF OUR PRODUCTS.

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product "yield." Semiconductor companies frequently encounter difficulties in achieving expected product yields. If we do not achieve expected yields, our product costs would increase. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of slower products and insufficient inventory of faster products, depending upon customer demand. Further, we have experienced lower yield problems as we initially migrated our manufacturing processes to smaller geometries. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems could hamper our ability to deliver our products to our customers in a timely manner.

IF WE EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES, WE COULD EXPERIENCE REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

     We continuously evaluate the benefits, on a product-by-product basis, of migrating to a smaller geometry process technology to reduce costs and increase the performance of our microprocessors. We expect to begin producing later in 2001 some of our products using a .13 micron, rather than .18 micron, geometry process. This transition involves redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to a smaller geometry process technologies or other new manufacturing processes can lead to reductions in manufacturing yields, delays in product deliveries and increased expenses. In addition, if we experience delays in product deliveries, our target customers could design a competitor's microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. If our third party manufacturers or we experience significant delays in this transition or fail to efficiently implement this transition, our ability to achieve revenue growth and margin improvement from existing manufacturing capacity would be jeopardized, particularly if we experience price pressures on the affected products.

IF WE FAIL TO FORECAST DEMAND FOR OUR PRODUCTS ACCURATELY, WE COULD LOSE SALES AND INCUR INVENTORY LOSSES.

     Because we only introduced our products in January 2000 and did not start volume shipments of commercial products until June 2000, we have little historical information about demand for our products. We expect that the demand for our products will depend upon many factors and be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce a larger number of products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand could cause problems in our operations.

     The lead time required to fabricate large volumes of wafers is often longer than the lead time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products may decrease. Excess materials would likely result in excess or obsolete inventory. If demand exceeds our expectations, IBM may not be able to fabricate wafers as quickly as we need them. In that event, we would need to increase production rapidly at IBM or find, qualify and begin production at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of IBM to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, OUR COMPETITORS MIGHT GAIN ACCESS TO OUR TECHNOLOGY AND WE MIGHT NOT COMPETE SUCCESSFULLY IN OUR MARKET.

     We believe that our success will depend in part upon our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights.

     Our pending patent and trademark applications may not be approved. Even if our pending patent applications are approved, the resulting patents may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

WE MIGHT NOT BE ABLE TO EXECUTE ON OUR BUSINESS PLAN IF WE LOSE KEY MANAGEMENT AND TECHNICAL PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP AND TECHNICAL EXPERTISE WE RELY.

     Our success depends heavily upon the continued contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Several of these individuals have been with us for a number of years. All of our executive officers and key personnel are employees at-will. We have no employment contracts and maintain no key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998. General softening in the semiconductor industry has occurred in the first quarter of 2001 and is expected to continue through at least the second quarter of 2001. Our operating results could deteriorate in response to industry-wide fluctuations.

GENERAL ECONOMIC CONDITIONS CAN LEAD TO REDUCED DEMAND FOR OUR PRODUCTS.

     A decline in economic conditions generally could lead to reduced demand for notebook computers, which in turn would reduce demand for our products. A significant decline in economic conditions in any geographic area that is significant to us, such as Japan, Europe or the United States, could decrease the overall demand for our products and harm our operating results.

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

     We believe that we must expand our international sales and distribution operations to be successful. We expect to sell a significant portion of our products to customers overseas. As part of our international expansion, we have opened an office in Taiwan to provide sales and customer support, and expect to do the same in Japan later in 2001. In addition, we have appointed a distributor to sell products in Taiwan, Hong

Kong and China. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Approximately 113 million shares of our common stock subject to lock-up agreements terminating on May 5, 2001 may be sold on that date in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144 under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of a large number of these shares of our common stock in the market or the perception that these sales could occur.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND IS SUBJECT TO WIDE FLUCTUATIONS.

     The market price of our common stock has been volatile and is likely to be subject to wide fluctuations in the future. Many factors could cause the market price of our common stock to fluctuate, including:

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

     In addition, the stock market generally and the market for technology-related stocks in particular has experienced a decline in recent months and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

     If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 30, 2001, our cash equivalents and short-term investments included money market funds and commercial paper and earned interest at an average rate of 5.6%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of filing this Form 10-Q, we are not subject to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Recent Sales of Unregistered Securities

     In January 2001, we issued 351,912 shares of common stock to Comdisco, Inc. upon the exercise of a warrant that was granted in April 1997. The exercise price of $0.63 per share was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.

     In February 2001, we issued 31,719 shares of common stock, and agreed to issue in each of January 2002 and January 2003 an additional $1.0 million in common stock to an intellectual property owner, in consideration for certain intellectual property and related assets.

     In February 2001, we issued 153,061 shares of common stock to Phoenix Technologies upon exercise of a warrant that was granted in August 1997. The exercise price of $1.25 per share was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.

     In March 2001, we issued a warrant to Twinhead Corp. to purchase up to 25,000 shares of common stock at a price of $5.00 per share, exercisable upon the performance of services as specified in the warrant. The warrant expires on February 1, 2005.

     In March 2001, we issued a warrant to InSync, Inc. to purchase up to 2,500 shares of common stock at a price of $16.81 per share, exercisable upon the performance of services as specified in the warrant. The warrant expires on December 31, 2001.

  Use of Proceeds From Sales of Registered Securities

     Our Registration Statement on Form S-1 (File No. 333-44030) related to our initial public offering was declared effective by the Securities and Exchange Commission on November 6, 2000. A total of 14,950,000 shares of our common stock was registered with the Securities and Exchange Commission with an aggregate offering price of approximately $314 million. Net offering proceeds to us (after deducting underwriting discounts and offering expenses) were approximately $289.4 million.

     As of March 30, 2001, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, and $4.0 million to an intellectual property owner for the purchase of certain intellectual property and related assets. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5. OTHER INFORMATION.

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     Not applicable

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended on March 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2001                      TRANSMETA CORPORATION

                                          By:    /s/ MERLE A. MCCLENDON
                                            ------------------------------------
                                                     Merle A. McClendon
                                                  Chief Financial Officer
                                              (Principle Financial Officer and
                                                  Duly Authorized Officer)