Form 10-Q
period 2001-06-29
TRANSMETA CORP
filed 2001-08-06
CIK 1001193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 000-31803

TRANSMETA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0402448
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3940 Freedom Circle, Santa Clara, CA 95054

(Address of principal executive offices, including zip code)

(408) 919-3000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

      There were 134,123,497 shares of the Company’s common stock, par value $0.00001 per share, outstanding on June 29, 2001.

TRANSMETA CORPORATION

FORM 10-Q

Quarterly Period Ended June 29, 2001

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	June 29,	December 29,
	2001	2000(1)

	(unaudited)

Current assets:

Cash and cash equivalents	$27,655	$259,744

Short-term investments	254,763	83,358

Accounts receivable, net	7,807	3,298

Inventories	3,015	15,453

Prepaid expenses and other current assets	10,453	7,821

Total current assets	303,693	369,674

Property and equipment, net	12,049	10,482

Deferred charges under license agreements	21,196	26,097

Loans to founders	—	5,446

Intangible and other assets	47,573	837

Total assets	$384,511	$412,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,962	$7,237

Accrued compensation and related compensation liabilities	4,285	2,215

Other accrued liabilities	8,804	7,926

Long-term debt and capital lease obligations, current portion	4,622	5,292

Long-term payables, current portion	9,000	4,000

Total current liabilities	35,673	26,670

Long-term debt and capital lease obligations, net of current portion	1,156	3,046

Deposits received under subleasing agreements	138	138

Long-term payables, net of current portion	32,871	17,766
Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.00001 par value (none issued)	—	—

Common stock, $0.00001 par value, at amounts paid in	617,270	589,220

Notes receivable from stockholders	(17,172)	(17,752)

Deferred stock compensation	(20,505)	(32,988)

Accumulated other comprehensive income	750	147

Accumulated deficit	(265,670)	(173,711)

Total stockholders’ equity	314,673	364,916

Total liabilities and stockholders’ equity	$384,511	$412,536

(1)	Derived from the Company’s audited financial statements as of December 29, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net revenue	$10,531	$354	$29,101	$358

Cost of product revenue	34,026	219	44,407	223

Gross profit (loss)	(23,495)	135	(15,306)	135

Operating expenses:

Research and development(1)	17,233	15,072	34,359	26,549

In-process research and development	13,600	—	13,600	—

Selling, general and administrative(2)	8,861	5,781	17,851	11,447

Amortization of deferred charges and other intangible assets	4,109	2,614	7,488	4,863

Amortization of deferred stock compensation	5,650	2,014	11,777	3,140

Total operating expenses	49,453	25,481	85,075	45,999

Operating loss	(72,948)	(25,346)	(100,381)	(45,864)

Interest income	3,959	2,007	9,031	2,945

Interest expense	(262)	(426)	(593)	(876)

Loss before income taxes	(69,251)	(23,765)	(91,943)	(43,795)

Provision for income taxes	3	—	16	—

Net loss	$(69,254)	$(23,765)	$(91,959)	$(43,795)

Net loss per share — basic and diluted	$(0.54)	$(0.73)	$(0.72)	$(1.42)

Weighted average shares outstanding — basic and diluted	128,478	32,452	127,863	30,838

(1)	Excludes $3,392 and $432 in amortization of deferred stock compensation for the three months ended June 29, 2001 and June 30, 2000, respectively, and $7,052 and $507 for the six months ended June 29, 2001 and June 30, 2000, respectively.

(2)	Excludes $2,258 and $1,582 in amortization of deferred stock compensation for the three months ended June 29, 2001 and June 30, 2000, respectively, and $4,725 and $2,633 for the six months ended June 29, 2001 and June 30, 2000, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2001	2000

Net cash used in operating activities	$(45,632)	$(30,711)

Cash flows (used in)/provided by investing activities:

Purchase of available-for-sale investments	(668,623)	(111,551)

Proceeds from sale or maturity of available-for-sale investments	497,821	128,338

Purchase of property and equipment	(4,985)	(1,402)

Loans to founders	5,446	(5,250)

Payment to development partner	(3,500)	—

Purchase of intellectual property and other assets	(11,809)	(284)

Net cash (used in)/provided by investing activities	(185,650)	9,851

Cash flows (used in)/provided by financing activities:

Net proceeds from issue of preferred stock	—	87,942

Expenses related to initial public offering of common stock	(256)	—

Common stock issued under stock option plans	2,009	136

Issuance of debt and capital lease obligations	—	658

Repayment of debt and capital lease obligations	(2,560)	(2,168)

Net cash (used in)/provided by financing activities	(807)	86,568

Change in cash and cash equivalents	(232,089)	65,708

Cash and cash equivalents at beginning of period	259,744	46,645

Cash and cash equivalents at end of period	$27,655	$112,353

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 29, 2000. The results of operations for the three months and six months ended June 29, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

      The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. The first two quarters of fiscal 2001 and fiscal 2000 consisted of 26 weeks.

2. Net Loss per Share

      Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

      The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(In thousands, except per share amounts)

Basic and diluted:

Net loss	$(69,254)	$(23,765)	$(91,959)	$(43,795)

Basic and diluted:

Weighted average shares outstanding	132,629	38,486	132,495	37,300

Less: Weighted average shares subject to repurchase	(4,151)	(6,034)	(4,632)	(6,462)

Weighted average shares used in computing basic and diluted net loss per share	128,478	32,452	127,863	30,838

Net loss per share — basic and diluted	$(0.54)	$(0.73)	$(0.72)	$(1.42)

      The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 16,368,934 and 14,554,080 shares of common stock at June 29, 2001 and June 30, 2000, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Accumulated Other Comprehensive Income

      Total accumulated other net comprehensive income was $50,000 during the second quarter of fiscal 2001 and $750,000 during the first six months of fiscal 2001. This compared to zero other comprehensive income for the same periods of fiscal 2000. Increases are due to larger average cash balances as a result of the Company’s

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

initial public offering, which closed in November 2000. Accumulated other comprehensive income is comprised entirely of unrealized gains on available-for-sale securities.

4. Segment Information

      Transmeta operates solely in one segment, the development and marketing and selling of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales to Japan, Taiwan and the United States in the first six months of fiscal 2001 accounted for 66%, 23% and 11% of net revenue, respectively. Sales to three customers accounted for 31%, 13% and 12% of net revenue in the first six months of fiscal 2001.

5. Inventories

      During the second quarter of fiscal 2001, Transmeta recorded a charge to cost of product revenue totaling $28.1 million. This amount includes $24.4 million related to excess inventory and related non-cancelable purchase commitments due to a sudden and significant decrease in actual and forecasted demand for specific products. In addition, the $28.1 million charge includes $3.7 million primarily related to the write-off of obsolete inventory and related estimated non-cancelable purchase commitments incurred during the second quarter of fiscal 2001.

      Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 29,	December 29,
	2001	2000

Work in progress	$—	$6,680

Finished goods	3,015	8,773

	$3,015	$15,453

6. Intangible Asset Acquisition

      In May 2001, Transmeta acquired from Seiko Epson Corporation (“Epson”) certain patents and patent rights relating to microprocessor technology. In exchange for those patents and patent rights Transmeta agreed to pay Epson a combination of cash and shares of the Company’s common stock aggregating $40.8 million. These patents and patent rights are recorded on the balance sheet as an element of intangible and other assets equal to the net present value of the aggregate payments. In accordance with the Company’s policies, this asset is being amortized on a straight-line basis over the expected life of seven years. Total cash payments to Epson aggregate $30 million, of which $22.5 million remains outstanding and is payable in equal annual installments through 2004.

7. License Agreements

      In April 2001, Transmeta licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (“AMD”), including AMD’s HyperTransport interconnect technology for use in the Company’s future products and technology initiatives. As initial consideration for the intellectual property and technology support provided for in the agreement, Transmeta issued unregistered shares of Transmeta stock valued at $13.6 million. This amount has been expensed as in-process research and development during the second quarter of fiscal 2001 because the HyperTransport interconnect technology is designed for use in products that are currently in development and not anticipated to be commercially available until late fiscal 2002.

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Legal Proceedings

      Between June 25, 2001 and August 3, 2001, the Company, its directors, and certain of its officers were named as defendants in the following lawsuits filed in the United States District Court for the Northern District of California: Nancy Hertzfeld and Jay Schwerd v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); James Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Thomas McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.); Michael Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Patricia A. Gammino v. Transmeta Corp., et al. (Case No. C-01-2614-EDL, N.D. Cal.); B. Keith Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); and Julie LaFleur v. Transmeta Corp., et al. (Case No. C-01-20690 PVT, N.D. Cal.). In addition, the Company is aware of but has not been served with the following complaint filed in the United States District Court for the Southern District of New York: Jason John Schwarz v. Transmeta Corp., et al. (Case No. 01-CV-6492, S.D.N.Y.).

      These complaints purport to be class actions filed on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or otherwise acquired the Company’s common stock during the period from November 7, 2000 to June 20, 2001. These complaints allege various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. All of the complaints allege that the defendants made materially misleading statements or material omissions in various contexts, including the prospectus and registration statement for the initial public offering of the Company’s common stock on November 7, 2000. The complaints also allege that certain individual defendants intentionally engaged in this conduct in order to inflate the value of the Company’s common stock and thereby obtain alleged illegal insider trading proceeds. The complaints seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

      These complaints were filed only recently. Plaintiffs have not yet filed motions to consolidate or for the appointment of lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Transmeta currently expects that all of these actions will be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of lead plaintiff. The Company has not yet made any responsive filings, and discovery has not commenced. Transmeta believes that the allegations in these complaints are without merit, and intends to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business.

      Between June 28, 2001 and August 3, 2001, the directors and certain officers of the Company were sued in two purported shareholder derivative actions, both filed in Superior Court for Santa Clara County, California, with the following captions: Thomas Pereira v. David Ditzel, et al. (Transmeta Corp.) (Case No. CV 799491) and Karen Sweeney v. Mark Allen, et al. (Transmeta Corp.) (Case No. CV 799667). The Company is also named as a nominal defendant in both actions. Both of these complaints are based upon the same general allegations set out in the purported shareholder class actions described above. The complaints allege that certain of the individual defendants sold shares of Transmeta common stock while in possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that those so-called “selling defendants” were aided and abetted by the other individual defendants. The complaints also include counts for “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations. The Company has not yet responded to these complaints, and discovery has not commenced. The Company believes that the allegations in these purported derivative actions are also without merit and intends to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

      This Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” believes” or similar expressions are intended to identify forward-looking statements. These statements include, among other things, statements concerning anticipated trends in our business and the markets in which we operate, our expectations for our future performance and the market acceptance of our products, our future gross margins, operating expenses and our need for additional capital. In addition, the section entitled “Risks That May Affect Future Results” consists primarily of forward-looking statements. Forward-looking statements are only predictions, based upon our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate.

      Investors are cautioned that these forward-looking statements are only predictions which may differ materially from actual results or future events. Actual results could vary significantly based on a variety of factors. The section entitled “Risks That May Affect Future Results” discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

      We develop and sell software-based microprocessors and develop additional hardware and software technologies that enable computer manufacturers to build computers that simultaneously offer long battery life, high performance and x86 compatibility. We rely on independent, third-party contractors to perform manufacturing, assembly, test and warehouse functions.

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

      We currently sell our products primarily to OEMs and, to a lesser extent, through distributors. Sales to three customers accounted for 31%, 13% and 12% of net revenue in the first six months of fiscal 2001. The loss of a major customer or delay or cancellation of significant orders from these customers for economic or other reasons could continue to reduce or delay our recognition of revenue. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Substantially all of our product sales in the first six months of fiscal 2001 were for the notebook computer market. If our Crusoe products fail to achieve widespread acceptance, we may not achieve revenue sufficient to sustain our business.

      In August 2000, we entered into a distribution agreement with Siltrontech Electronics Corporation in Taiwan to support our sales and marketing activities in the Far East market. We appointed Siltrontech Electronics as the exclusive distributor of our products in Taiwan, Hong Kong and China until December 31, 2002. In September 2000, we appointed All American Semiconductor as the exclusive distributor of our products in North America until December 31, 2002. Both distributor agreements exclude the right to sell products to OEMs and major notebook computer and high-density server manufacturers. These agreements also specify inventory levels and price protection and contain provisions regarding rights of return.

      We generally recognize revenue from product sales upon transfer of title, typically upon shipment, and provide for expected returns at that time. With respect to products shipped to distributors, we defer recognition of product revenue if the product is subject to price protection or stock rotation until the distributors sell our products to their customers.

      Cost of product revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. During the second quarter of fiscal 2001, cost of product revenue included a $28.1 million charge primarily related to the write-off of excess inventory and related purchase commitments. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel, and legal and accounting services. They also include commissions paid to internal sales representatives and will include future commissions paid to external representatives once volume shipments increase.

      In connection with the grant of stock options to our employees in 2000, we recorded deferred stock compensation of approximately $45.1 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized using the graded vesting method. We will incur substantial expense in future periods as a result of the amortization of the deferred stock compensation.

      Historically, we have incurred significant losses. As of June 29, 2001, we had an accumulated deficit of $265.7 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. A downturn in the semiconductor industry and in the general economy has occurred in the first six months of fiscal 2001 and is expected to continue at least through the remainder of calendar 2001. Our net revenue decreased by 43.3% in the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001, and operating results also declined primarily as a result of the general economic downturn. If our unit volumes do not increase and the economic conditions in Japan and worldwide do not improve, or worsen, we would continue to experience material adverse effects upon our operating results.

Results of Operations

      Net Loss. Net loss for the second quarter of fiscal 2001 was $69.3 million compared to a net loss of $23.8 million for the second quarter of fiscal 2000. Net loss for the first six months of fiscal 2001 was $92.0 million compared to a net loss of $43.8 million for the first six months of fiscal 2000. As opposed to actual results, pro forma results of operations exclude the effects of the $28.1 million charge to cost of product revenue related primarily to the write-off of excess inventory and related purchase commitments, the $13.6 million in-process research and development charge as discussed below and the effects of amortization of intangible assets and deferred stock compensation of $9.8 million and $19.3 million for the three and six months ended June 29, 2001, respectively, and $4.6 million and $8.0 million for the three and six months ended June 30, 2000, respectively. If excluded, pro forma net loss was $17.8 million, or $0.14 per share, for the second quarter of fiscal 2001, compared to pro forma net loss of $19.1 million, or $0.59 per share, for the second quarter of fiscal 2000. Pro forma net loss was $31.0 million, or $0.24 per share, for the first six months of fiscal 2001, compared with pro forma net loss of $35.8 million or $1.16 per share, for the first six months of fiscal 2000.

      Net Revenue. Net revenue in the second quarter of fiscal 2001 was $10.5 million, compared with $354,000 in the second quarter of fiscal 2000. Net revenue in the first six months of fiscal 2001 was $29.1 million, compared with $358,000 in the first six months of fiscal 2000. These increases reflect the commencement of volume shipments of our products in the third quarter of fiscal 2000. Net revenue in the second quarter of fiscal 2001 decreased 43.3% from net revenue of $18.6 million in the first quarter of fiscal

2001. We believe that this decrease in net revenue quarter over quarter was primarily a result of decreased unit sales of our microprocessors primarily due to a slowdown in the Japanese and, to a lesser extent, the U.S. economy. In addition, demand for our products depends in large part upon sales by our OEM customers of notebook computers that incorporate our products. Sales to three customers accounted for 31%, 13% and 12% of net revenue in the first six months of fiscal 2001.

      Gross Margin. Gross margin is the percentage derived from dividing gross profit by net revenue. Actual gross margin in the second quarter of fiscal 2001 was (223.1)%, compared with 38.1% in the second quarter of fiscal 2000. Actual gross margin in the first six months of fiscal 2001 was (52.6)%, compared with 37.7% in the first six months of fiscal 2000. The decrease in gross margin is primarily a result of the additional charge of $28.1 million to cost of product revenue sold as a result of the inventory and related charges recorded in the second quarter of fiscal 2001 as discussed below. Excluding that $28.1 million charge, pro forma gross margin in the second quarter of fiscal 2001 was 44.0%, compared with 38.1% in the second quarter of fiscal 2000. Pro forma gross margin in the first six months of fiscal 2001 was 44.1%, compared with 37.7% in the first six months of fiscal 2000. Pro forma gross margin in the second quarter of fiscal 2001 remained relatively flat compared to the actual gross margin of 44.1% in the first quarter of fiscal 2001. The decrease in actual gross margin in quarter over quarter was due primarily to the inventory charge discussed below.

      Inventory Charge. In the second quarter of fiscal 2001, we recorded a charge to cost of product revenue totaling $28.1 million. This amount includes $24.4 million related to excess inventory and related purchase commitments due to a sudden and significant decrease in actual and forecasted demand for specific products. Inventory purchases and commitments are based upon future sales forecasts. In order to mitigate potential supply constraints, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. This inventory charge was calculated based upon the inventory levels in excess of forecasted demand for each specific product. We anticipate that a significant part of this inventory subject to this charge will not be used at a later date, based upon our current demand forecast.

      Research and Development. Research and development (R&D) expenses in the second quarter of fiscal 2001 were $17.2 million, compared to $15.1 million in the second quarter of fiscal 2000, an increase of 14.3%. R&D expenses in the first six months of fiscal 2001 were $34.4 million, compared to $26.5 million in the first six months of fiscal 2000, an increase of 29.4%. These increases were primarily a result of hiring additional development personnel. In addition, R&D expenses have increased due to the increased volume of prototype wafers and services, as well as additional depreciation and amortization expenses arising from significant purchases of computer aided design and other software tools. R&D expenses for the second quarter of fiscal 2001 were relatively flat compared to the first quarter of fiscal 2001 R&D expenses of $17.1 million. We expect research and development expenses will remain flat through the third quarter of fiscal 2001.

      In-Process Research and Development. In April 2001, we licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (“AMD”), including AMD’s HyperTransport interconnect technology for our future products and technology initiatives. As initial consideration for the patents and patent rights licensed under the agreement, we issued unregistered shares of our common stock valued at $13.6 million. This amount has been expensed as in-process research and development during the second quarter of fiscal 2001 because the HyperTransport technology is designed for use in products that are currently in research and development that are not anticipated to be available until late fiscal 2002.

      Selling, General and Administrative. Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2001 were $8.9 million, compared to $5.8 million in the second quarter of fiscal 2000, an increase of 53.3%. SG&A expenses in the first six months of fiscal 2001 were $17.9 million, compared to $11.4 million in the six months of fiscal 2000, an increase of 55.9%. These increases were largely due to additional costs related to recruiting personnel, additional marketing expenses for tradeshows and branding efforts and the overall expansion in our level of operations. SG&A expenses for the second quarter of fiscal 2001 remained relatively flat compared to the first quarter of fiscal 2001 SG&A expenses of $9.0 million. We anticipate that selling, general and administrative expenses will remain relatively consistent through the third quarter of fiscal 2001.

      Amortization of Deferred Charges and Other Intangible Assets. In connection with the renegotiations of technology license agreements, which we previously entered into with IBM and Toshiba, and amortization of other intangible assets, we recorded amortization of $4.1 million in the second quarter of fiscal 2001, compared to $2.6 million in the second quarter of fiscal 2000. Amortization expense in the first six months of fiscal 2001 was $7.5 million, compared to $4.9 million in the first six months of fiscal 2000. Amortization increased in the second quarter and first half of fiscal 2001 compared to the same periods of fiscal 2000 due to the recent acquisitions of patents and patent rights, resulting in approximately $2.0 million of additional amortization expense per quarter. Future amortization will be $10.0 million in the remainder of 2001, $20.7 million in 2002, $17.9 million in 2003 and the balance in future years.

      Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation in the second quarter of fiscal 2001 was $5.7 million, compared to $2.0 million in the second quarter of fiscal 2000. Amortization expense in the first six months of fiscal 2001 was $11.8 million, compared to $3.1 million in the first six months of fiscal 2000. The increases are a result of the additional options granted to employees during the second half of fiscal 2000. We expect to record an additional amortization expense of $8.0 million during the remainder of 2001, $8.2 million in 2002, $3.6 million in 2003 and the balance in future years.

      Interest Income. Interest income in the second quarter of fiscal 2001 was $4.0 million, compared to $2.0 million in the second quarter of fiscal 2000. Interest income in the first six months of fiscal 2001 was $9.0 million, compared to $2.9 million in the first six months of fiscal 2000. These increases are primarily due to larger average invested cash balances resulting from the closing of our initial public offering in November 2000. Interest income in the second quarter of fiscal 2001 decreased 21.9% from $5.1 million in the first quarter of fiscal 2001. The decrease is primarily due to lower cash balances as a result of funding operations and lower interest rates. We invest in highly liquid securities, which have been affected by the recent interest rate cuts. We expect that returns on future investments will also yield a lower return due primarily to the lower cash balances in addition to declining interest rates.

      Interest Expense. Interest expense for the second quarter of fiscal 2001 was $262,000, compared to $426,000 for the second quarter of fiscal 2000, a decrease of 38.5%. Interest expense for the first six months of fiscal 2001 was $593,000, compared to $876,000 for the first six months of fiscal 2000, a decrease of 32.3%. The decrease is due to lower average debt balances due to the expiration of several lease-financing arrangements during late 2000 and throughout fiscal 2001.

      Provision for Income Taxes. We recorded a provision for income taxes of $3,000 in the second quarter of fiscal 2001 and a $16,000 provision in the first six months of fiscal 2001, in each case relating to foreign taxes in Taiwan withheld for local taxes imposed on local non-revenue income. We did not record a tax provision in 2000.

Liquidity and Capital Resources

      Prior to our initial public offering on November 6, 2000, we funded our operations primarily through sales of equity securities and, to a lesser extent, from license revenue and lease financing. Net proceeds from our initial public offering were approximately $289.4 million. As of June 29, 2001 we had $282.4 million in cash and cash equivalents and short-term investments, a decrease of $60.7 million from December 29, 2000.

      Net cash used in operating activities during the first six months of fiscal 2001 was $45.6 million, compared to $30.7 million used during the first six months of fiscal 2000, an increase of 48.6%. Net cash used in operating activities was attributable to our net losses net of our non-cash charges, the increases in accounts receivable and prepaid expenses, partially offset by increases in accounts payable and other accrued liabilities. Increases in accounts payable, prepaid expenses and accrued liabilities were due to the general continued growth in business activity from the first six months of fiscal 2000 through the first six months of fiscal 2001. Net loss of $92.0 million for the first six months of fiscal 2001 includes non-cash charges of $28.1 related to the inventory charge, $13.6 million related to the in-process research and development charge and $19.3 million related to amortization of intangibles and deferred stock compensation.

      Net cash used for investing activities during the first six months of fiscal 2001 was $185.7 million, compared to $9.9 million provided during the first six months of fiscal 2000. Net cash used for investing activities in the first six months of fiscal 2001 consisted primarily of the purchase of available-for-sale investments and the purchase of intellectual property and related assets. Net cash provided during the first six months of fiscal 2000 was primarily the result of the proceeds from the sales and maturities of our investments.

      Net cash used for financing activities during the first six months of fiscal 2001 was $807,000, compared to $86.6 million provided during the first six months of fiscal 2000. Net cash used during the first six months of fiscal 2001 was primarily due to the repayment of debt and capital lease obligations partially offset by proceeds from option exercises. Net cash provided during the first six months of fiscal 2000 is primarily attributable to proceeds from the issuance of convertible preferred stock of $87.9 million, which closed in April 2000.

      At June 29, 2001, we had $27.7 million in cash and cash equivalents and $254.8 million in available-for-sale investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At June 29, 2001, we had total minimum lease payments of $31.0 million under our operating leases and $4.3 million under our capital leases. We are obligated to pay $9.0 million in 2002, $9.0 million in 2003 and $7.5 million in 2004 in connection with patent and patent right acquisitions. We also are obligated to pay IBM a total of $29.0 million — $6.0 million in 2002, $7.0 million in 2003 and $16.0 million in 2004 — in connection with amendments to our technology license agreement. Finally, our foundry relationship with Taiwan Semiconductor Manufacturing Co., (“TSMC”) allows us to cancel all outstanding purchase orders, but requires us to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of June 29, 2001, TSMC had incurred approximately $3.1 million of manufacturing expenses on our outstanding purchase orders. We also had minimum aggregate principal payments of $1.9 million under our long-term debt. We anticipate that additional capital expenditures will be required as we grow our business.

      We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for at least the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or business combination, we may enter into acquisitions or business combination in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Risks That May Affect Future Results

      The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In that case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

      We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $92.0 million in the first six months of fiscal 2001, $97.7 million in 2000, $41.1 million in 1999 and $10.1 million in 1998. As of June 29, 2001, we had an accumulated deficit of approximately $265.7 million. We intend to increase our research and development, sales and marketing, and administrative expenses over time. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, intellectual property and deferred stock compensation, which will serve to increase our net losses further. Our net revenue must increase if we are to achieve profitability under our current business model. Our revenue of $10.5 million in the second quarter of fiscal 2001 decreased by 43.3% from our revenue of $18.6 million in the first quarter of fiscal 2001. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Our Business Is Difficult to Evaluate Because We Recognized Our First Product Revenue in the First Half of 2000.

      We introduced our first Crusoe microprocessors in January 2000 and recognized our first product revenue from these products in the first half of 2000. Through June 30, 2000, we had manufactured only limited quantities of our products. In September 2000, we began volume shipments. Thus, we have only a very limited operating history with our products. This limited history makes it difficult to evaluate our business. Until 2000, we derived substantially all of our revenue from license fees, but we do not expect any license fee revenue in the foreseeable future. We need to generate substantial future revenue from product sales, but our ability to manufacture our products in production quantities and the revenue and income potential of our products and business are unproven. You should consider our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with new businesses in highly competitive technology fields, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, the value of an investment in our common stock would decline further.

We Depend Upon Increasing Demand for Our Crusoe Microprocessors.

      We expect to derive virtually all of our revenue for the foreseeable future from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. Since September 2000 we have recognized substantially all of our revenue from sales of our Crusoe microprocessors. Therefore, our future operating results will depend on the demand for Crusoe products by existing and future customers. If our Crusoe microprocessors are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance our Crusoe products in a timely manner, demand for our products may fail to increase, or may diminish. If demand for our Crusoe products does not increase, our revenue will not increase and the value of an investment in our common stock would likely decline substantially.

We Are Subject to General Economic and Market Conditions.

      Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In the second quarter of fiscal 2001, our operating results have been adversely affected as a result of recent unfavorable economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions result in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

Our Future Revenue Depends Upon Our Ability to Penetrate the Notebook Computer Market.

      Our success depends upon our ability to sell our Crusoe microprocessors in volume to the small number of OEMs that manufacture notebook computers. Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our Crusoe products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, OEMs must design new products to utilize different microprocessors such as our Crusoe products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/output system software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market, we would likely never achieve revenue sufficient to sustain our business and the value of an investment in our common stock would likely decline significantly.

The Growth of Our Business Depends in Part upon the Development of the High-Density Server and Internet Appliance Markets and Our Ability to Meet the Needs of These Markets.

      The growth of our business depends in part on acceptance and use of our products in new markets such as the high-density server and Internet appliance markets. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. The market for high-density servers depends in part upon the success of our target customers and development partners to successfully incorporate recent technologies into their servers. In addition, the infancy of these recent technologies will require additional development and marketing before widespread acceptance is achieved. The market for Internet appliances depends in part upon the deployment of wireless technologies that enable the delivery of Internet content at a speed comparable to that of a desktop computer. The wireless technologies currently under development might not fully address the needs of mobile Internet users. If the use of high-density servers and Internet appliances does not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded and we will not be able to factor the related revenues into our growth in the future. In addition, the high-density server and Internet appliance markets are new and evolving slowly. Internet appliance manufacturers have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

      The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998. A general downturn in the semiconductor industry has occurred in the first half of 2001 and is expected to continue through at least the remainder of 2001. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

Our Operating Results Are Difficult to Predict and Fluctuate Significantly, and a Failure to Meet the Expectations of Securities Analysts or Investors Has Resulted in a Substantial Decline in Our Stock Price.

      There is little historical financial information that is useful in evaluating our business, prospects or future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our operating results fluctuate significantly from quarter to quarter and we expect our results to fluctuate in the future. Our stock price declined substantially after our preliminary announcement of our results for the second quarter of fiscal 2001. If our future operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price would likely decline further in the future.

      Our results could fluctuate because of the amount of revenue we recognize or the amount of cash we spend in a particular period. For example, our results could fluctuate due to the following factors:

•	the gain or loss of significant customers, or significant changes in their purchasing volume;

•	the amount and timing of our operating expenses and capital expenditures;

•	pricing concessions that we might grant on volume sales;

•	the effectiveness of our product cost reduction efforts and those of our suppliers;

•	changes in the average selling prices of our microprocessors or the products that incorporate them;

•	our ability to specify, develop, complete, introduce and market new products and technologies, and bring them to volume production in a timely manner; and

•	changes in the mix of products that we sell.

      Our reliance on third parties for wafer fabrication, assembly, test and warehouse services also could contribute to fluctuations in our quarterly results, based upon factors such as the following:

•	fluctuations in manufacturing yields;

•	cancellations, changes or delays of deliveries to us by our manufacturer;

•	the cost and availability of manufacturing, assembly and test capacity;

•	delays in deliveries to customers of our products; and

•	problems or delays resulting from shifting our products to smaller geometry process technologies or from designing our products to achieve higher levels of design integration.

      In addition, our results could fluctuate from quarter to quarter due to factors in our industry that are outside of our control, including the following factors:

•	the timing, rescheduling or cancellation of customer orders;

•	the varying length of our sales cycles;

•	the availability and pricing of competing products and technologies, and the resulting effect on sales and pricing of our products;

•	the availability and pricing of products that compete with products that incorporate our micro-processors;

•	fluctuations in the cost and availability of complementary components that our customers require to build systems that incorporate our products;

•	fluctuations in the cost and availability of raw materials, such as wafers, chip packages and chip capacitors;

•	the rate of adoption and acceptance of new industry standards in our target markets;

•	seasonality in some of our target markets;

•	changes in demand by the end users of our customers’ products;

•	variability of our customers’ product life cycles; and

•	economic and market conditions in the semiconductor industry and in the industries served by our customers.

      Our results could also fluctuate due to the introduction of new technologies that affect the notebook computer market. For example, if Microsoft delays the introduction of its new Windows XP operating system, or if notebook computer makers perceive such delay, then notebook computer makers may delay the introduction of their products incorporating Windows XP and consequently delay their purchases of computer components such as our semiconductor devices.

      A large portion of our expenses, including rent, salaries and capital leases, is fixed and difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. Many shipments of our products are made at or near the end of the fiscal quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to a shortfall in expected revenue.

The Price of our Common Stock Has Been Volatile and is Subject to Wide Fluctuations.

      The market price of our common stock has been volatile and is likely to remain to be subject to wide fluctuations in the future. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers; and

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst who follows our stock.

      In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline in recent months and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities, and as noted in the discussion of “Legal Proceedings” we have recently been sued in several purported securities class action lawsuits, which we anticipate will be consolidated. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

      The market for microprocessors is dominated by established firms and subject to rapid technological change. We have not yet succeeded in selling our products to companies based in the U.S. or Europe, where we face particularly strong competitive pressure. We believe that such pressure is increasing worldwide. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower our prices of our products in order to increase or maintain market share, which would likely decrease our operating results. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors from Intel for the high-density server market and from National Semiconductor for the Internet appliance market.

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

      Furthermore, our competitors may merge or form strategic relationships that might enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors. We expect additional competition from other established and emerging companies and technologies. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.

Our Products May Have Defects, Which Could Damage Our Reputation, Decrease Market Acceptance of Our Products, Cause Us to Lose Customers and Revenue, and Result in Liability to Us.

      Highly complex products such as our microprocessors may contain hardware or software defects or bugs for many reasons, including design issues or defective materials or manufacturing processes. Often, these defects and bugs are not detected until after the products have been shipped. For example, in November 2000, our customer NEC Corporation recalled 284 computers manufactured using Crusoe products, which had a defect in the silicon. If any of our products contains further defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products, which could result in the loss of or failure to attract customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If any of these problems are not found until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to provide solutions to the problems, such as software upgrades or patches, we could also incur product recall, repair or replacement costs. These problems might also result in claims against us by our customers or others. In addition, these problems might divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. This is particularly significant as we are a new entrant to a market dominated by large well-established companies.

We Derive a Substantial Portion of Our Revenue From a Small Number of Customers, and Our Revenue Would Decline Significantly if Any Major Customer Were to Cancel, Reduce or Delay a Purchase of Our Products.

      Sales to three customers accounted for 31%, 13% and 12% of net revenue in the first six months of fiscal 2001. These customers are located in Japan, which subjects us to economic cycles in Japan. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

•	the success of our customers in marketing products that incorporate our products;

•	the product requirements of our customers; and

•	the financial and operational success of our customers.

      We have entered into two distributor agreements, both of which are exclusive in large territories, one in Taiwan, Hong Kong and China and the other in North America. These agreements do not contain minimum purchase commitments. Any distributor that fails to emphasize sales of our products, chooses to emphasize alternative products or devices to promote products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of product revenue.

If We Experience Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

      We have begun to produce a significant portion of our products using a new .13 micron manufacturing process, rather than the established .18 micron process. This transition involved redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to smaller geometry process technologies or other new manufacturing processes can lead to reductions in manufacturing yields, delays in product deliveries and increased expenses. In addition, if we experience delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. If our third-party manufacturers or we experience significant delays in this transition or fail to efficiently implement this transition, our ability to achieve revenue growth and margin improvement from existing manufacturing capacity would be jeopardized, particularly if we experience price pressures on the affected products.

If We Fail to Forecast Demand for Our Products Accurately, We Could Lose Sales and Incur Inventory Losses.

      Because we only introduced our products in January 2000 and did not start volume shipments of commercial products until June 2000, we have little historical information about demand for our products. Many shipments of our products are made near the end of the fiscal quarter, which also makes it difficult to estimate demand for our products. We expect that the demand for our products will depend upon many factors and be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce a larger number of products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand could cause problems in our operations.

      The lead time required to fabricate large volumes of wafers is often longer than the lead time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second quarter of fiscal 2001, we recorded a charge of $24.4 million to cost of product revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products may decrease. If demand exceeds our expectations, TSMC, may not be able to fabricate wafers as quickly as we need them. Also, Advance Semiconductor Engineering (“ASE”), may not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

Our Dependence on a Third Party to Fabricate Wafers Limits Our Control Over the Production, Supply and Delivery of Our Products.

      The cost, quality and availability of third-party manufacturing operations are essential elements to the successful production of our products. We currently rely exclusively on TSMC to fabricate our wafers. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or any particular price from TSMC. We place orders on a purchase order basis and TSMC may allocate capacity to other companies’ products while reducing deliveries to us on short notice. The absence of dedicated capacity means that, with little or no notice, TSMC could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which it fabricates wafers. If TSMC were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money, and a smooth and timely transition would be unlikely. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if TSMC were to change the terms under which it manufactures for us, our manufacturing costs could increase.

      Our reliance on third-party manufacturers exposes us to the following risks outside our control:

•	unpredictability of manufacturing yields and production costs;

•	interruptions in shipments;

•	potential lack of adequate capacity to fill all or part of the services we require;

•	inability to control quality of finished products;

•	inability to control product delivery schedules; and

•	potential lack of access to key fabrication process technologies.

TSMC May Not Achieve Acceptable Manufacturing Yields, Which Could Increase the Cost and Reduce the Supply of Our Products.

      The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields. If TSMC, which currently fabricates all of our wafers, does not achieve expected yields, our product costs would increase. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of slower products and insufficient inventory of faster products, depending upon customer demand. Further, we have experienced lower yield problems as we initially migrated our manufacturing processes to smaller geometries. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems could hamper our ability to deliver our products to our customers in a timely manner.

Our Dependence on a Third Party to Provide Assembly and Test Services Limits Our Control Over Production Costs and Product Supply.

      We rely on ASE for substantially all of our assembly and test services. As a result, we do not directly control our product delivery schedules. This lack of control could result in product shortages as ASE assembles and tests our current and future products. Product shortages could increase our costs or delay delivery of our products. We do not have a contract with ASE for test and assembly services, and we typically procure these services from ASE on a per order basis. Therefore, we may not be able to obtain assembly and testing services for our products on acceptable terms, or at all. If we are required to find and qualify alternative assembly or testing services, we could experience delays in product shipments or a decline in product quality.

Our California Facilities and the Facilities of Third Parties Upon Which We Rely to Provide Us Critical Services are Located in Regions that are Subject to Earthquakes and Other Natural Disasters.

      Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate our wafers, and ASE, upon which we currently rely for substantially all of our assembly and test services, are located in Taiwan. Taiwan has experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in Taiwan could materially disrupt TSMC’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

Disruptions in Energy Supplies Could Negatively Affect our Results of Operations.

      California is currently experiencing prolonged energy alerts and blackouts caused by the shortage and substantially increased costs of electricity and natural gas. We are unsure how long these alerts and blackouts will continue or how severe they may become. We are headquartered and have our primary place of business in Santa Clara County, California. If we experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

      Our products are designed to function as components of a system. Our customers use our products in systems that have differing specifications and that require various other components, such as dynamic random access memory, or DRAM, and other semiconductor devices. If our customers’ systems are to function properly, all of the components must be compatible with each other. If our customers experience system-level incompatibilities between our products and the other components in their systems, we could be required to modify our products to overcome the incompatibilities or delay shipment of our products until the manufacturers of other components modify their products or until our customers select other components. These events would delay purchases of our products, cause orders for our products to be cancelled or result in product returns. System-level incompatibilities that are significant, or are perceived to be significant could also result in negative publicity and could significantly damage our business.

If Our Customers Are Not Able to Obtain the Other Components Necessary to Build Their Systems, Sales of Our Products Could Be Delayed or Cancelled.

      Suppliers of other components incorporated into our customers’ systems may experience shortages, which could reduce the demand for our products. For example, from time to time, the semiconductor industry has experienced shortages of some materials and devices, including TFT screens. Our customers could defer or cancel purchases of our products if they are not able to obtain the other components necessary to build their systems.

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

      Our ability to implement our business plan in a rapidly evolving market requires an effective planning and management process. Until 2000, we focused primarily on the development of our products. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. We expect to expand our facilities in proportion to any expansion in the number of our employees. This growth could place a significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will need to continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we fail to manage our growth effectively, our employee-related costs and employee turnover could increase, which would jeopardize our ability to execute on our business plan.

Our Lengthy and Variable Sales Cycles Make It Difficult for Us to Predict When and if a Design Win Will Result in Volume Shipments.

      We depend upon other companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Thus our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range from six to twelve months from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers’ products. Therefore, we take risks related to project cancellations or changed product plans, which could result in the loss of anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will ultimately be introduced or will, if introduced, be commercially successful.

If We Do Not Keep Pace With Technological Change, Our Products May Not Be Competitive and Our Revenue and Operating Results May Suffer.

      The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. Further, we may not achieve further design wins with current customers unless we continue to meet their evolving needs by developing new products. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. To introduce products on a timely basis, we must:

•	accurately define and design new products to meet market needs;

•	design features that continue to differentiate our products from those of our competitors;

•	transition our products to new manufacturing process technologies;

•	identify emerging technological trends in our target markets;

•	anticipate changes in end-user preferences with respect to our customers’ products;

•	bring products to market on a timely basis at competitive prices; and

•	respond effectively to technological changes or product announcements by others.

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

      Our success depends heavily upon the continued contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Several of these individuals have been with us for a number of years. All of our executive officers and key personnel are employees at-will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel.

We Will Not Be Able to Grow Our Business if We Are Unable to Hire, Train and Retain Additional Sales, Marketing, Operations, Engineering and Finance Personnel.

      To grow our business successfully and maintain a high level of quality, we will need to recruit, train, retain and motivate additional highly skilled sales, marketing, engineering and finance personnel. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. In addition, as a company focused on the development of complex products, we will need to hire additional engineering staff of various experience levels in order to meet our product roadmap. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have difficulty recruiting potential employees and retaining our key personnel if prospective or current employees perceive the equity component of our compensation package to be less valuable than that of other employers.

We May Make Acquisitions, Which Could Put a Strain on Our Resources, Cause Dilution to Our Stockholders and Adversely Affect Our Financial Results.

      We may acquire companies and technology to expand our business and for other strategic reasons. Integrating newly acquired organizations and technologies into our company could put a strain on our resources and be expensive and time consuming. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet and operating results. Moreover, we may not be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, we may not be able to make these acquisitions on commercially reasonable terms or at all.

We Plan to Expand Our International Operations, and the Success of Our International Expansion Is Subject to Significant Uncertainties.

      We believe that we must expand our international sales and distribution operations to be successful. We expect to sell a significant portion of our products to customers overseas. As part of our international expansion, we have personnel in Taiwan and in Japan, who provide sales and customer support. In addition, we have appointed a distributor to sell products in Taiwan, Hong Kong and China. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	political and economic instability; and

•	potentially reduced protection for intellectual property rights.

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

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishing a classified board of directors so that not all members of our board may be elected at one time;

•	providing that directors may be removed only “for cause” and only with the vote of 66 2/3% of our outstanding shares;

•	requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorizing the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limiting the ability of our stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating cumulative voting in the election of directors; and

•	establishing advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

      We believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

•	fund more rapid expansion;

•	fund additional marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	fund working capital if our revenue does not increase, or declines, as a result of unfavorable economic conditions;

•	hire additional personnel;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 29, 2001, our cash equivalents and available-for-sale investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 4.7%. Due to the relative short-term nature of our investment portfolio, our operating results or cash flows are extremely vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at June 29, 2001, with consistent cash balances, interest income for each of the remaining quarters of fiscal 2001 would be adversely affected by approximately $150,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Between June 25, 2001 and August 3, 2001, Transmeta, our directors, and certain of our officers were named as defendants in the following lawsuits filed in the United States District Court for the Northern District of California: Nancy Hertzfeld and Jay Schwerd v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); James Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Thomas McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.); Michael Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Patricia A. Gammino v. Transmeta Corp., et al. (Case No. C-01-2614-EDL, N.D. Cal.); B. Keith Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); and Julie LaFleur v. Transmeta Corp., et al. (Case No. C-01-20690 PVT, N.D. Cal.). In addition, we are aware of but have not been served with the following complaint filed in the United States District Court for the Southern District of New York: Jason John Schwarz v. Transmeta Corp., et al. (Case No. 01-CV-6492, S.D.N.Y.).

      These complaints purport to be class actions filed on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or otherwise acquired our common stock during the period from November 7, 2000 to June 20, 2001. These complaints allege various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. All of the complaints allege that the defendants made materially misleading statements or material omissions in various contexts, including the prospectus and registration statement for the initial public offering of our common stock on November 7, 2000. The complaints also allege that certain individual defendants intentionally engaged in this conduct in order to inflate the value of our common stock and thereby obtain alleged illegal insider trading proceeds. The complaints seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

      These complaints were filed only recently. Plaintiffs have not yet filed motions to consolidate or for the appointment of lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. We currently expect that all of these actions will be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of lead plaintiff. We have not yet made any responsive filings, and discovery has not commenced. We believe that the allegations in these complaints are without merit, and we intend to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

      Between June 28, 2001 and August 3, 2001, the directors and certain officers of Transmeta were sued in two purported shareholder derivative actions, both filed in Superior Court for Santa Clara County, California, with the following captions: Thomas Pereira v. David Ditzel, et al. (Transmeta Corp.) (Case No. CV 799491) and Karen Sweeney v. Mark Allen, et al. (Transmeta Corp.) (Case No. CV 799667). The Company is also named as a nominal defendant in both actions. Both of these complaints are based upon the same general allegations set out in the purported shareholder class actions described above. The complaints allege that certain of the individual defendants sold shares of Transmeta common stock while in possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that those so-called “selling defendants” were aided and abetted by the other individual defendants. The complaints also include counts for “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations. We have not yet responded to these complaints, and discovery has not commenced. We believe that the allegations in these purported derivative actions are also without merit and intend to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

Item 2. Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

      In May 2001, we issued 766,930 shares of common stock, valued at $10.8 million, to Seiko Epson Corporation in partial consideration for the acquisition of certain patents and patent rights.

      In June 2001, we issued 1,000,000 shares of common stock, valued at $13.6 million, to AMD as partial consideration for the license to certain computing technologies and intellectual property.

  Use of Proceeds From Sales of Registered Securities

      Our Registration Statement on Form S-1 (File No. 333-44030) related to our initial public offering was declared effective by the Securities and Exchange Commission on November 6, 2000. A total of 14,950,000 shares of our common stock were registered with the Securities and Exchange Commission with an aggregate offering price of approximately $314 million. Net offering proceeds to us (after deducting underwriting discounts and offering expenses) were approximately $289.4 million.

      As of June 29, 2001, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, and $11.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $45.6 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      (a)  The Annual Meeting of Stockholders of Transmeta was held on May 17, 2001.

(b)	At the Annual Meeting, our stockholders elected each of the following nominees as Class I directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:

Nominees	Total Votes

R. Hugh Barnes	81,086,406

Murray A. Goldman	79,086,265

      (c)  At the Annual Meeting, our stockholders adopted the following resolution by the vote indicated:

           a. To ratify the selection of Ernst & Young LLP as our independent auditors for 2001.

Total Votes

For	80,729,976

Against	15,109

Abstain	485,685

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits.

      Not applicable.

      (b)  Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarter ended on June 29, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2001

TRANSMETA CORPORATION

By:	/s/ MERLE A. MCCLENDON

Merle A. McClendon
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)