Form 10-Q
period 2001-09-28
TRANSMETA CORP
filed 2001-10-31
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 000-31803

TRANSMETA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0402448 (I.R.S. employer identification no.)

3940 Freedom Circle, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 919-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [   ]

     There were 134,634,048 shares of the Company’s common stock, par value $0.00001 per share, outstanding on September 28, 2001.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended September 28, 2001

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	September 28,	December 29,
	2001	2000(1)

	(unaudited)
Current assets:
Cash and cash equivalents	$36,965	$259,744
Short-term investments	225,873	83,358
Accounts receivable, net	4,167	3,298
Inventories	2,006	15,453
Prepaid expenses and other current assets	7,495	7,821

Total current assets	276,506	369,674
Property and equipment, net	12,029	10,482
Deferred charges under license agreements	18,880	26,097
Loans to founders	—	5,446
Intangible and other assets	46,305	837

Total assets	$353,720	$412,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,803	$7,237
Accrued compensation and related compensation liabilities	2,857	2,215
Other accrued liabilities	7,607	7,926
Long-term debt and capital lease obligations, current portion	3,895	5,292
Long-term payables, current portion	9,000	4,000

Total current liabilities	29,162	26,670
Long-term debt and capital lease obligations, net of current portion	639	3,046
Deposits received under subleasing agreements	—	138
Long-term payables, net of current portion	33,888	17,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	617,312	589,220
Notes receivable from stockholders	(17,382)	(17,752)
Deferred stock compensation	(15,666)	(32,988)
Accumulated other comprehensive income	1,021	147
Accumulated deficit	(295,254)	(173,711)

Total stockholders’ equity	290,031	364,916

Total liabilities and stockholders’ equity	$353,720	$412,536

(1)	Derived from the Company’s audited financial statements as of December 29, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

Net revenue	$5,027	$3,459	$34,129	$3,817
Cost of revenue	2,837	2,082	47,244	2,305

Gross profit (loss)	2,190	1,377	(13,115)	1,512
Operating expenses:
Research and development(1)	17,029	17,100	51,388	43,649
In-process research and development	—	—	13,600	—
Selling, general and administrative(2)	8,776	7,037	26,625	18,484
Amortization of deferred charges and other intangible assets	5,024	2,567	12,512	7,430
Amortization of deferred stock compensation	4,046	3,967	15,823	7,107

Total operating expenses	34,875	30,671	119,948	76,670

Operating loss	(32,685)	(29,294)	(133,063)	(75,158)
Interest income	3,332	2,022	12,362	4,967
Interest expense	(227)	(397)	(820)	(1,273)

Loss before income taxes	(29,580)	(27,669)	(121,521)	(71,464)
Provision for income taxes	5	—	22	—

Net loss	$(29,585)	$(27,669)	$(121,543)	$(71,464)

Net loss per share — basic and diluted	$(0.22)	$(0.82)	$(0.95)	$(2.26)

Weighted average shares outstanding — basic and diluted	131,560	33,688	128,582	31,652

(1)	Excludes $1,237 and $1,797 in amortization of deferred stock compensation for the three months ended September 28, 2001 and September 29, 2000, respectively, and $8,289 and $2,304 for the nine months ended September 28, 2001 and September 29, 2000, respectively.

(2)	Excludes $2,809 and $2,170 in amortization of deferred stock compensation for the three months ended September 28, 2001 and September 29, 2000, respectively, and $7,534 and $4,803 for the nine months ended September 28, 2001 and September 29, 2000, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 28,	September 29,
	2001	2000

Net cash used in operating activities	$(62,333)	$(53,834)

Cash flows (used in) investing activities:
Purchase of available-for-sale investments	(221,806)	(234,793)
Proceeds from sale or maturity of available-for-sale investments	80,166	229,335
Purchase of property and equipment	(6,747)	(3,900)
Loans to founders	5,446	(5,250)
Payment to development partner	(3,500)	—
Purchase of intellectual property and other assets	(12,504)	(284)

Net cash (used in) investing activities	(158,945)	(14,892)

Cash flows (used in)/provided by financing activities:
Net proceeds from issue of preferred stock	—	87,942
Expenses related to initial public offering of common stock	(256)	—
Common stock issued under stock option and ESPP plans	2,558	222
Issuance of common stock upon exercise of warrant	—	50
Issuance of debt and capital lease obligations	—	1,223
Repayment of debt and capital lease obligations	(3,803)	(3,280)

Net cash (used in)/provided by financing activities	(1,501)	86,157

Change in cash and cash equivalents	(222,779)	17,431
Cash and cash equivalents at beginning of period	259,744	46,645

Cash and cash equivalents at end of period	$36,965	$64,076

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 29, 2000. The results of operations for the three months and nine months ended September 28, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. The first three quarters of fiscal 2001 and fiscal 2000 each consisted of 39 weeks.

2. Recent Accounting Pronouncement

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the new rules and will apply them on January 1, 2002. The Company does not anticipate that the adoption of the new rules will have a material impact on its earnings or financial position.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(29,585)	$(27,669)	$(121,543)	$(71,464)

Basic and diluted:
Weighted average shares outstanding	135,147	39,762	132,865	37,984
Less: Weighted average shares subject to repurchase	(3,587)	(6,074)	(4,283)	(6,332)

Weighted average shares used in computing basic and diluted net loss per share	131,560	33,688	128,582	31,652

Net loss per share — basic and diluted	$(0.22)	$(0.82)	$(0.95)	$(2.26)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 21,878,568 and 12,112,503 shares of common stock at September 28, 2001 and September 29, 2000, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

4. Accumulated Other Comprehensive Loss

     Net accumulated comprehensive loss was $29.3 million for the third quarter of fiscal 2001 compared to $27.7 million for the same period last year. Net accumulated comprehensive loss for the third quarter of fiscal 2001 and fiscal 2000 includes $250,000 and $16,000, respectively, of comprehensive income due to unrealized gains on available-for-sale investments. Net accumulated comprehensive loss was $120.5 million for the first nine months of fiscal 2001 compared to $71.4 million for the same period last year. Net accumulated comprehensive loss for the first nine months of fiscal 2001 and 2000 includes $1.0 million and $16,000, respectively, of comprehensive income due to unrealized gains on available-for-sale securities. Increases in other comprehensive income are due to larger average cash balances as a result of the Company’s initial public offering, which closed in November 2000.

5. Segment Information

     Transmeta operates solely in one segment, the development and marketing and selling of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales to Japan, Taiwan and the United States in the first nine months of fiscal 2001 accounted for 65%, 26% and 9% of net revenue, respectively. Sales to four customers accounted for 28%, 18%, 12% and 11% of net revenue in the first nine months of fiscal 2001.

6. Inventories

     During the second quarter of fiscal 2001, Transmeta recorded a charge to cost of product revenue totaling $28.1 million. This amount included $24.4 million related to excess inventory and related non-cancelable purchase commitments due to a sudden and significant decrease in actual and forecasted demand for specific products. In addition, the $28.1 million charge included $3.7 million primarily related to the write-off of obsolete inventory and related estimated non-cancelable purchase commitments incurred during the second quarter of fiscal 2001. During the third quarter of fiscal 2001, Transmeta sold and scrapped a portion of the inventory that was included in the second quarter charge. In addition, certain purchase commitments were settled which were also included in the second quarter charge.

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	September 28,	December 29,
	2001	2000

Work in progress	$1,319	$6,680
Finished goods	687	8,773

	$2,006	$15,453

7. Legal Proceedings

     During the period June through August 2001, the Company, its directors, and certain of its officers were served with twelve purported shareholder class action complaints. Eleven of those complaints, identified in the footnote below,1 were filed in the United States District Court for the Northern District of California. The other complaint was filed in the United States District Court for the Southern District of New York with the caption Schwarz v. Transmeta Corp., et al. (Case No. 01-CV-6492, S.D.N.Y.).

     These complaints purport to be class actions filed on behalf of purchasers of the Company’s common stock. Although there is some variation in their specific allegations and purported class periods (the earliest date alleged for the onset of the class period is November 7, 2000, and the latest date alleged for the close of the class period is July 19, 2001), all of the complaints essentially allege that the defendants made materially misleading statements or material omissions in various contexts, including the prospectus and registration statement for the initial public offering of the Company’s common stock on November 7, 2000. The complaints also allege that certain individual defendants intentionally engaged in this alleged conduct in order to inflate the value of the Company’s common stock and thereby obtain alleged illegal insider trading proceeds. These complaints allege various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaints seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

     All eleven cases filed in the Northern District of California have been consolidated into a single action by an order of the court dated October 3, 2001. By an order dated October 18, 2001, the court in the Southern District of New York dismissed all claims

1 Hertzfeld v. Transmeta Corp., et al. (Case No. C-01-02450 WHA, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-02463 WHA, N.D. Cal.); Puente v. Transmeta Corp., et al. (Case No. C-01-02464 WHA, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-02534 WHA, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-02587 WHA, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-02960 WHA, N.D. Cal.); Koplin v. Transmeta Corp., et al. (Case No. C-01-03219 WHA, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-03262 WHA, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).

against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. The court in the Northern District of California has not selected class counsel, and no consolidated amended complaint has been filed. The Company has not yet made any responsive filings, and discovery has not commenced. Transmeta believes that the allegations in these purported class actions are without merit and intends to defend the actions vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business.

     During June and July 2001, the directors and certain officers of the Company were served with two purported shareholder derivative complaints filed in California Superior Court for Santa Clara County: Pereira v. David Ditzel, et al. (Case No. CV 799491) and Sweeney v. Mark Allen, et al. (Case No. CV 799667). In October 2001, the directors and certain officers of the Company were served with a third purported shareholder derivative complaint: Krim v. David R. Ditzel, et al. Case No. 418524, filed in California Superior Court for San Mateo County. The Company is named as a nominal defendant in these three complaints, which are based upon the same general allegations made in the purported shareholder class actions described above. These three complaints allege that certain of the individual defendants sold shares of Transmeta common stock while in possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that those so-called “selling defendants” were aided and abetted by the other individual defendants. The complaints also allege corporate waste, mismanagement, and abuse of control, all based upon the same general allegations. The Pereira and Sweeney complaints have been consolidated into a single action by an order of the court dated October 10, 2001. The Company has not yet responded to any of these complaints, and no discovery has been taken. The Company believes that the allegations in these purported derivative actions are without merit and intends to defend the actions vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this Report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000 and subsequent reports filed with the Securities and Exchange Commission. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.

     This Report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this Report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products, our ability to migrate our products to smaller process geometries, and our future gross margins, operating expenses and need for additional capital.

     Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in the section entitled “Risks That May Affect Future Results.” You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’'s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

     We currently sell our products primarily to OEMs and, to a lesser extent, through distributors. Sales to four customers accounted for 28%, 18%, 12% and 11% of net revenue in the first nine months of fiscal 2001. The loss of a major customer or delay or cancellation of significant orders from these customers for economic or other reasons could continue to reduce or delay our recognition of revenue. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Substantially all of our product sales in the first nine months of fiscal 2001 were for the notebook computer market. If our Crusoe products fail to achieve widespread acceptance, we may not achieve revenue sufficient to sustain our business.

     We generally recognize revenue from product sales upon transfer of title, typically upon shipment, and provide for expected returns at that time. With respect to products shipped to distributors, we defer recognition of product revenue if the product is subject to price protection or stock rotation until the distributors sell our products to their customers.

     Cost of product revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. During the second quarter of fiscal 2001, cost of product revenue included a $28.1 million charge primarily related to the write-off of excess inventory and related purchase commitments. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel, and legal and accounting services. They will also include commissions paid to external representatives once volume shipments increase.

     In connection with the grant of stock options to our employees in 2000, we recorded deferred stock compensation of approximately $44.1 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized using the graded vesting method. We will incur substantial but declining expense in future periods as a result of the amortization of the deferred stock compensation.

     Historically, we have incurred significant losses. As of September 28, 2001, we had an accumulated deficit of $295.3 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. A downturn in the semiconductor industry and in the general economy has occurred in the first nine months of fiscal 2001 and is expected to continue at least through the first half of calendar 2002. Our net revenue decreased by 52.4% in the third quarter of fiscal 2001 compared to the second quarter of fiscal 2001 due to several reasons including the declining worldwide and Japanese economies and delays in shipping our .13 micron TM5800 in production unit volumes. If our unit volumes do not increase and the economic conditions in Japan and worldwide do not improve, or worsen, we would continue to experience material adverse effects upon our operating results.

Results of Operations

     Net Loss. Net loss for the third quarter of fiscal 2001 was $29.6 million compared to a net loss of $27.7 million for the third quarter of fiscal 2000. Net loss for the first nine months of fiscal 2001 was $121.5 million compared to a net loss of $71.5 million for the first nine months of fiscal 2000.

     As opposed to actual results, pro forma net loss for the third quarter of fiscal 2001, which excludes $9.1 million of amortization of intangible assets and deferred stock compensation, was $20.5 million, or $0.16 per share. By also excluding the excess inventory benefit of $1.7 million from the sale of previously fully reserved inventory and the favorable settlement of purchase commitments of $807,000, net loss for the third quarter of fiscal 2001 was $23.1 million, or $0.18 per share. This compares to pro forma net loss for the third quarter of fiscal 2000 of $21.1 million, or $0.63 per share, which excludes $6.5 million of amortization of intangible assets and deferred stock compensation.

     Pro forma net loss for the first nine months of fiscal 2001 was $54.0 million, or $0.42 per share, which excludes $28.3 million of amortization of intangible assets and deferred stock compensation, $13.6 million of in-process research and development charges and a net excess inventory charge of $25.6 million. Pro forma net loss for the first nine months of fiscal 2000 was $56.9 million, or $1.80 per share, which excludes $14.5 million of amortization of intangible assets and deferred stock compensation.

     Net Revenue. Net revenue in the third quarter of fiscal 2001 was $5.0 million, compared with $3.5 million in the third quarter of fiscal 2000. Net revenue in the first nine months of fiscal 2001 was $34.1 million, compared with $3.8 million in the first nine months of fiscal 2000. These increases reflect the commencement of volume shipments of our products in the third quarter of fiscal 2000. Net revenue in the third quarter of fiscal 2001 decreased 52.4% from net revenue of $10.5 million in the second quarter of fiscal 2001. The decrease in revenue from the prior quarter is due in part to delays in shipping our .13 micron TM5800 units in volume production. In addition, we continue to be impacted by the sluggish worldwide and Japanese economies causing many of our customers to reduce their unit shipments forecasts. Demand for our products continues to depend in large part upon sales by our OEM customers of notebook computers that incorporate our products; the slowing economy has also impacted their abilities to sell devices that incorporate our products. Sales to four customers accounted for 28%, 18%, 12% and 11% of net revenue in the first nine months of fiscal 2001.

     Gross Profit (Loss). Gross margin is the percentage derived from dividing gross profit by net revenue. Gross margin in the third quarter of fiscal 2001 was 43.6%, compared with 39.8% in the third quarter of fiscal 2000. Gross margin in the first nine months of fiscal 2001 was (38.4)%, compared with 39.6% in the first nine months of fiscal 2000. Gross margin for the first nine months of fiscal 2001 includes a charge of $28.1 million primarily to write-off excess inventory as discussed below.

     Gross margin is influenced by many factors, including lower shipment volumes and related manufacturing overhead, higher production-related costs, and ASP pressure due to an unanticipated product mix. Recently, our gross margin has been impacted as a result of an excess inventory charge recorded during the second quarter of fiscal 2001 of $28.1 million dollars, of which $27.8 million is related to excess inventory and related purchase commitments. The entire charge was recorded against cost of goods sold during the second quarter of fiscal 2001, negatively impacting our gross margin. During the third quarter we recognized 100% gross profit on sales of $1.7 million relating to inventories that had been previously written-off in the second quarter. In addition, during the third quarter we settled certain accrued purchase commitments at amounts less than originally accrued, resulting in $0.8 million of reduced cost to product revenues.

     Inventory purchases and commitments are based upon product demand forecasts. We built inventory levels for certain components with long lead times and entered into commitments for certain components. Due to a sudden and significant decrease in demand for our products, inventory levels exceeded our estimated requirements based on demand forecasts. This additional excess inventory charge was calculated in accordance with our accounting policy. We anticipate that a significant part of the inventory included in this charge will not be used at a later date, based upon our current demand forecast.

     Research and Development. Research and development (R&D) expenses in the third quarter of fiscal 2001 were $17.0 million and remained relatively flat compared to R&D expenses of $17.1 million in the third quarter of fiscal 2000. R&D expenses in the first nine months of fiscal 2001 were $51.4 million, compared to $43.6 million in the first nine months of fiscal 2000, an increase of 17.9%. These increases were primarily a result of hiring additional development personnel. In addition, R&D expenses have increased due to the increased volume of prototype wafers and services, as well as additional depreciation and amortization expenses arising from significant purchases of computer aided design and other software tools. R&D expenses for the third quarter of fiscal 2001 were relatively flat compared to the second quarter of fiscal 2001 R&D expenses of $17.2 million. We expect research and development expenses will remain flat through the fourth quarter of fiscal 2001.

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

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2001 were $8.8 million, compared to $7.0 million in the third quarter of fiscal 2000, an increase of 25.7%. SG&A expenses in the first nine months of fiscal 2001 were $26.6 million, compared to $18.5 million in the nine months of fiscal 2000, an increase of 43.8%. These increases were largely due to additional costs related to recruiting personnel, additional marketing expenses for tradeshows and branding efforts and the overall expansion in our level of operations. SG&A expenses for the third quarter of fiscal 2001 remained relatively flat compared to the second quarter of fiscal 2001 SG&A expenses of $8.9 million. We anticipate that selling, general and administrative expenses will remain relatively consistent through the fourth quarter of fiscal 2001.

     Amortization of Deferred Charges and Other Intangible Assets. In connection with the renegotiations of technology license agreements, which we previously entered into with IBM and Toshiba, and amortization of other intangible assets, we recorded amortization of $5.0 million in the third quarter of fiscal 2001, compared to $2.6 million in the third quarter of fiscal 2000. Amortization expense in the first nine months of fiscal 2001 was $12.5 million, compared to $7.4 million in the first nine months of fiscal 2000. Amortization increased in the first nine months of fiscal 2001, compared to the same period last year due to recent acquisitions of patents and patent rights, resulting in approximately $2.0 million of additional amortization expense per quarter. Future amortization will be $5.0 million in the remainder of 2001, $20.7 million in 2002, $17.9 million in 2003, $9.9 million in 2004, $6.8 million in 2005 and the remaining balance in future years.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation in the third quarter of fiscal 2001 was $4.0 million, compared to $4.0 million in the third quarter of fiscal 2000. Amortization expense in the first nine months of fiscal 2001 was $15.8 million, compared to $7.1 million in the first nine months of fiscal 2000. The increases are a result of the additional options granted to employees during the second half of fiscal 2000. We expect to record an additional amortization expense of $3.3 million during the remainder of 2001, $8.0 million in 2002, $3.5 million in 2003 and $589,000 in 2004.

     Interest Income. Interest income in the third quarter of fiscal 2001 was $3.3 million, compared to $2.0 million in the third quarter of fiscal 2000. Interest income in the first nine months of fiscal 2001 was $12.4 million, compared to $5.0 million in the first nine months of fiscal 2000. These increases are primarily due to larger average invested cash balances resulting from the closing of our initial public offering in November 2000. Interest income in the third quarter of fiscal 2001 decreased 17.5% from $4.0 million in the second quarter of fiscal 2001. The decrease is primarily due to lower cash balances as a result of funding operations and lower interest rates. We invest in highly liquid securities, which have been affected by declining interest rates. We expect that returns on future investments will also yield a lower return due primarily to the lower cash balances in addition to declining interest rates.

     Interest Expense. Interest expense for the third quarter of fiscal 2001 was $227,000, compared to $397,000 for the third quarter of fiscal 2000, a decrease of 42.8%. Interest expense for the first nine months of fiscal 2001 was $820,000, compared to $1.3 million for the first nine months of fiscal 2000, a decrease of 36.9%. The decrease is due to lower average debt balances due to the expiration of several lease-financing arrangements during late 2000 and throughout fiscal 2001.

     Provision for Income Taxes. We recorded a provision for income taxes of $5,000 in the third quarter of fiscal 2001 and a $22,000 provision in the first nine months of fiscal 2001, in each case relating to foreign taxes in Taiwan withheld for local taxes imposed on local non-revenue income. We did not record a tax provision in 2000.

Liquidity and Capital Resources

     Prior to our initial public offering on November 6, 2000, we funded our operations primarily through sales of equity securities and, to a lesser extent, from license revenue and lease financing. Net proceeds from our initial public offering were approximately $289.4 million. As of September 28, 2001 we had $262.8 million in cash and cash equivalents and short-term investments, a decrease of $80.3 million from December 29, 2000.

     Net cash used in operating activities during the first nine months of fiscal 2001 was $62.3 million, compared to $53.8 million used during the first nine months of fiscal 2000, an increase of 15.8%. Net cash used in operating activities was attributable to our net losses net of our non-cash charges, the increases in accounts receivable and prepaid expenses, partially offset by increases in accounts payable and other accrued liabilities. Increases in accounts payable, prepaid expenses and accrued liabilities were due to the general continued growth in business activity from the first nine months of fiscal 2000 through the first nine months of fiscal 2001. Net loss of $121.5 million for the first nine months of fiscal 2001 includes non-cash charges of $28.3 million of amortization of intangibles and deferred stock compensation, $13.6 million of in-process research and development charges and a net excess inventory charge of $25.6 million.

     Net cash used for investing activities during the first nine months of fiscal 2001 was $158.9 million, compared to $14.9 million provided during the first nine months of fiscal 2000. Net cash used for investing activities in the first nine months of fiscal 2001 consisted primarily of the purchase of available-for-sale investments and the purchase of intellectual property and related assets. Net cash provided during the first nine months of fiscal 2000 was primarily the result of the proceeds from the sales and maturities of our investments.

     Net cash used for financing activities during the first nine months of fiscal 2001 was $1.5 million, compared to $86.2 million provided during the first nine months of fiscal 2000. Net cash used during the first nine months of fiscal 2001 was primarily due to the repayment of debt and capital lease obligations partially offset by proceeds from option exercises. Net cash provided during the first nine months of fiscal 2000 is primarily attributable to proceeds from the issuance of convertible preferred stock of $87.9 million, which closed in April 2000.

     At September 28, 2001, we had $37.0 million in cash and cash equivalents and $225.9 million in available-for-sale investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At September 28, 2001, we had total minimum lease payments of $29.4 million under our operating leases and $3.4 million under our capital leases. We are obligated to pay $9.0 million in 2002, $9.0 million in 2003 and $7.5 million in 2004 in connection with patent and patent right acquisitions. We also are obligated to pay IBM a total of $29.0 million — $6.0 million in 2002, $7.0 million in 2003 and $16.0 million in 2004 — in connection with amendments to our technology license agreement. Finally, our foundry relationship with Taiwan Semiconductor Manufacturing Co. (TSMC) allows us to cancel all outstanding purchase orders, but requires us to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of September 28, 2001, TSMC had incurred approximately $2.6 million of manufacturing expenses on our outstanding purchase orders. We also had minimum aggregate principal payments of $1.4 million under our long-term debt. We anticipate that additional capital expenditures will be required as we grow our business.

     We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for at least the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or business combination, we may enter into acquisitions or business combinations in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncement

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of the new rules and will apply them on January 1, 2002. We are currently assessing the impact of the new rules on our earnings and financial position, but do not anticipate that they will have a material impact.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $121.5 million in the first nine months of fiscal 2001, $97.7 million in 2000, $41.1 million in 1999 and $10.1 million in 1998. As of September 28, 2001, we had an accumulated deficit of approximately $295.3 million. We intend to increase our research and development, sales and marketing, and administrative expenses over time. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, intellectual property and deferred stock compensation, which will serve to increase our net losses further. Our net revenue must increase if we are to achieve profitability under our current business model. Our revenue of $5.0 million in the third quarter of fiscal 2001 decreased by 52.4% from our revenue of $10.5 million in the second quarter of fiscal 2001. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In the third quarter of fiscal 2001, our operating results have been adversely affected as a result of recent unfavorable global economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions result in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

If We Experience Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

     We are currently producing our products using a new .13 micron manufacturing process, rather than the established .18 micron process. This transition involved redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to smaller geometry process technologies and other new manufacturing processes have led to delays in product deliveries and increased expenses. In addition, if we experience continued delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. If our third-party manufacturers or we experience significant delays in this transition or fail to efficiently implement this transition, our ability to achieve revenue growth and margin improvement from existing manufacturing capacity would be jeopardized, particularly if we experience price pressures on the affected products.

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

The Growth of Our Business Depends in Part upon the Development of Emerging Markets and Our Ability to Meet the Needs of These Markets.

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

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998. A general downturn in the semiconductor industry has occurred in the first three quarters of 2001 and is expected to continue through at least the first half of 2002. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

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

We Might Not Be Able to Execute on Our Business Plan if We Lose Key Management or Technical Personnel, on Whose Knowledge, Leadership and Technical Expertise We Rely, or if We Fail to Work Effectively With New Members of Our Management Team.

Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others, including our chief executive officer, president and chief operating officer, and senior vice president for worldwide sales, have joined us in these management roles only very recently. Effective October 16, 2001, our chairman, Murray A. Goldman, assumed management duties as chief executive officer, and R. Hugh Barnes assumed management duties as president and chief operating officer. Although Dr. Goldman and Mr. Barnes have served on our Board of Directors since 1998, they have only recently assumed these management roles, replacing Mark K. Allen, our former president and chief executive officer. On October 18, 2001, Fred Brown joined us as senior vice president of worldwide sales. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline in recent months and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities, and as noted in the discussion of “Legal Proceedings”, we have recently been sued in several purported securities class action lawsuits, which we anticipate will be consolidated. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

     The market for microprocessors is dominated by established firms and subject to rapid technological change. We have not yet succeeded in selling our products to companies based in the U.S., where we face particularly strong competitive pressure. We believe that such pressure is increasing worldwide. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower our prices of our products in order to increase or maintain market share, which would likely decrease our operating results. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors from Intel for the high-density server market.

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

     Sales to four customers accounted for 28%, 18%, 12% and 11% of net revenue in the first nine months of fiscal 2001. These customers are located in Japan and Taiwan, which subjects us to economic cycles in those countries. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the first nine months of fiscal 2001, we recorded a net charge of $25.6 million to cost of product revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products may decrease. If demand exceeds our expectations, TSMC, may not be able to fabricate wafers as quickly as we need them. Also, Advance Semiconductor Engineering (ASE) may not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

TSMC May Not Achieve Acceptable Manufacturing Yields, Which Could Increase the Cost and Reduce the Supply of Our Products.

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields. If TSMC, which currently fabricates all of our wafers, does not achieve expected yields, our product costs could increase. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of slower products and insufficient inventory of faster products, depending upon customer demand. Further, we have experienced lower yield problems as we initially migrated our manufacturing processes to smaller geometries. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems could hamper our ability to deliver our products to our customers in a timely manner.

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

Our Growth Could Place a Significant Strain on Our Management Systems, Infrastructure and Other Resources, and Our Business May Not Succeed if We Fail to Manage Our Growth Effectively.

     Our ability to implement our business plan in a rapidly evolving market requires an effective planning and management process. Until 2000, we focused primarily on the development of our products. As we grow, we plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. We expect to expand our facilities in proportion to any expansion in the number of our employees. This growth could place a significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will need to continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we fail to manage our growth effectively, our employee-related costs and employee turnover could increase, which would jeopardize our ability to execute on our business plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 28, 2001, our cash equivalents and available-for-sale investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 4.0%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at September 28, 2001, with consistent cash equivalents and available-for-sale investment balances, interest income for the remaining quarter of fiscal 2001 would be adversely affected by approximately $130,000. We do not use our investment portfolio for trading or other speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period June through August 2001, the Company, its directors, and certain of its officers were served with twelve purported shareholder class action complaints. Eleven of those complaints, identified in the footnote below,1 were filed in the United States District Court for the Northern District of California. The other complaint was filed in the United States District Court for the Southern District of New York with the caption Schwarz v. Transmeta Corp., et al. (Case No. 01-CV-6492, S.D.N.Y.).

     These complaints purport to be class actions filed on behalf of purchasers of the Company’s common stock. Although there is some variation in their specific allegations and purported class periods (the earliest date alleged for the onset of the class period is November 7, 2000, and the latest date alleged for the close of the class period is July 19, 2001), all of the complaints essentially allege that the defendants made materially misleading statements or material omissions in various contexts, including the prospectus and registration statement for the initial public offering of the Company’s common stock on November 7, 2000. The complaints also allege that certain individual defendants intentionally engaged in this alleged conduct in order to inflate the value of the Company’s common stock and thereby obtain alleged illegal insider trading proceeds. These complaints allege various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaints seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

     All eleven cases filed in the Northern District of California have been consolidated into a single action by an order of the court dated October 3, 2001. By an order dated October 18, 2001, the court in the Southern District of New York dismissed all claims against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. The court in the Northern District of California has not selected class counsel, and no consolidated amended complaint has been filed. The Company has not yet made any responsive filings, and discovery has not commenced. We believe that the allegations in these purported class actions are without merit and intend to defend the actions vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

     During June and July 2001, the directors and certain officers of the Company were served with two purported shareholder derivative complaints filed in California Superior Court for Santa Clara County: Pereira v. David Ditzel, et al. (Case No. CV 799491) and Sweeney v. Mark Allen, et al. (Case No. CV 799667). In October 2001, the directors and certain officers of the Company were served with a third purported shareholder derivative complaint: Krim v. David R. Ditzel, et al. Case No. 418524, which was filed in California Superior Court for San Mateo County. The Company is named as a nominal defendant in these three complaints, which are based upon the same general allegations made in the purported shareholder class actions described above. These three complaints allege that certain of the individual defendants sold shares of Transmeta common stock while in possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that those so-called “selling defendants” were aided and abetted by the other individual defendants. The complaints also allege corporate waste, mismanagement, and abuse of control, all based upon the same general allegations. The Pereira and Sweeney complaints have been consolidated into a single derivative action by an order of the court dated October 10, 2001. The Company has not yet responded to any of these complaints, and no discovery has been taken. We believe that the allegations in these purported derivative actions are without merit and intend to defend the actions vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

Item 2. Changes in Securities and Use of Proceeds

1 Hertzfeld v. Transmeta Corp., et al. (Case No. C-01-02450 WHA, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-02463 WHA, N.D. Cal.); Puente v. Transmeta Corp., et al. (Case No. C-01-02464 WHA, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-02534 WHA, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-02587 WHA, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-02960 WHA, N.D. Cal.); Koplin v. Transmeta Corp., et al. (Case No. C-01-03219 WHA, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-03262 WHA, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).

Recent Sales of Unregistered Securities

None

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

     As of September 28, 2001, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, and $11.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $78.4 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     On October 16, 2001, Transmeta’s Board of Directors named Chairman Murray A. Goldman as Transmeta’s new chief executive officer and R. Hugh Barnes as president and chief operating officer. Dr. Goldman and Mr. Barnes have both served on Transmeta’s Board of Directors since November 1998. Dr. Goldman and Mr. Barnes assumed the management responsibilities of Mark K. Allen, who had previously served as Transmeta’s president and chief executive officer.

     On October 18, 2001, Transmeta announced that Fred Brown had joined Transmeta as senior vice president of worldwide sales.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

      Not applicable.

     (b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended on September 28, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2001	TRANSMETA CORPORATION

	By:	/s/ MERLE A. MCCLENDON

Merle A. McClendon Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)