Form 10-K405
period 2001-12-31
TRANSMETA CORP
filed 2002-03-27
CIK 1001193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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
Stock Purchase Rights

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of February 22, 2002, there were 133,500,094 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the average bid and asked prices price of $3.28 for the common stock as quoted by the Nasdaq National Market on that date,) was approximately $313 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2002 are incorporated by reference into Part III of this report on Form 10-K.

TRANSMETA CORPORATION

FISCAL YEAR 2001 FORM 10-K

      We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 3940 Freedom Circle, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta®, the Transmeta logo, Crusoe®, the Crusoe logo, Code MorphingTM, LongRun® and MidoriTM are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

i

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

      Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in the section entitled “Risks That Could Affect Future Results.” You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

Item 1.	Business

Overview

      Transmeta Corporation develops and sells software-based microprocessors and develops additional hardware and software technologies that enable computer manufacturers to build mobile Internet computers, which are portable computing and communication devices that are compatible with PC software and deliver the high performance required to run standard PC and Internet applications while also offering long battery life. We have developed our family of Crusoe microprocessors for lightweight notebook computers and wireless Internet access devices and other Internet appliances. We also offer and are developing Crusoe microprocessors suitable for a broad set of existing and emerging end markets where energy efficiency and x86 software compatibility are desirable.

Industry Background

The Evolution of the Market for Mobile Internet Computers

      The desktop personal computer, or PC, is widely used for business and personal activities and is commonly found in both the workplace and the home. Although the PC was originally developed to run software applications on a standalone basis, the emergence of the Internet has dramatically changed how people use the PC. The PC is now commonly used for communication and collaboration over the Internet in addition to computation and word processing functions. Many PC users spend a significant portion of their PC usage time browsing the worldwide Web or communicating using email. The Internet has also become an efficient means of conducting personal and business transactions, primarily through business-oriented websites and online business exchanges.

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

      As users seek access to the Internet anytime and anywhere, we believe they will want the same sort of portable convenience that they currently enjoy from cellular phones. Until recently, most users have accessed the Internet through a wired Internet connection in office environments or through dial-up modems in home environments. However, consumer demand has caused the proliferation of Internet connections to many locations, such as airports and hotels, where a mobile Internet user may need them. Wireless modem technologies currently exist to help mobile users reach the Internet when these land-based connections are unavailable. We believe that the emergence of new wireless technologies will further increase demand for Internet access from battery-powered mobile computing devices. We believe that this ability to access the entire Internet, anywhere and anytime, with mobile computing devices will change people’s view of communication in the same ways that cellular telephones changed how people use the telephone. We refer to these devices, which include notebook computers and newly emerging devices such as tablet PC’s, wireless Internet access devices and Internet appliances, as mobile Internet computers.

      We also believe that mobile Internet computer users will want devices that are compatible with x86 PC and Internet software. Personal computers that retained software compatibility with the x86 computer instruction language have thrived, while those that tried to use other microprocessors incompatible with the x86 PC have not sustained significant market share. Beyond compatibility with standalone x86 PC software, the ability to access the entire Internet and obtain the full Internet experience usually requires x86 compatibility. Software developers and developers of websites often presume that users will be accessing the Internet through an x86 compatible PC. These developers will often use new multimedia and animation techniques in order to attract people to their websites. Often these new techniques are delivered through small software programs, called plug-ins, that extend the functionality of a web browser. Most plug-ins are composed of small x86 compatible software programs downloaded over the Internet. This means that an x86 plug-in will not run unless the web browser is running on an x86 compatible microprocessor. Without plug-in functionality, sections of a website dependent on a plug-in are inaccessible, denying the user the full Internet experience. Full compatibility with the Internet demands x86 software compatibility.

Transmeta’s Solution

      Transmeta develops and sells software-based microprocessors and develops additional hardware and software technologies that enable computer manufacturers to build computers that offer long battery life, x86 compatibility, and the high performance required to run standard PC software and Internet applications. Our Crusoe microprocessors are unique because, unlike traditional microprocessors that are built entirely with silicon hardware, they are composed of both a software and a hardware component.

      The software component is called Code Morphing software. Code Morphing software provides a compatibility bridge between standard x86 PC software and our hardware chip with its own proprietary instruction set. Code Morphing software dynamically translates the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. In addition, Code Morphing software continuously re-optimizes the operation of those programs in order to maximize the energy efficiency and performance of the Crusoe microprocessor. The hardware component of our current Crusoe microprocessors is a silicon chip using a Very Long Instruction Word, or VLIW, architecture. It has a proprietary instruction set with instructions up to 128-bits long. This chip provides the basic processing units, registers and cache memory. Our VLIW architecture features a relatively simple internal design primarily optimized for speed and low power consumption. Responsibility for complex control and instruction scheduling functions, which is normally found in hardware, is transferred to the Code Morphing software. Moving these functions from hardware into software results in a design with fewer logic transistors, and hence a smaller die size, to achieve a given level of performance.

      Our innovative software-based microprocessor technologies can enable mobile Internet computers engineered with Crusoe microprocessors to achieve the following benefits:

•	Longer Battery Life. Crusoe microprocessors consume significantly less power than most other x86 microprocessors. Since the microprocessor is often the largest user of overall system power, Crusoe’s energy efficiency and LongRun technology, which dynamically adjusts MHz and voltage, generally result in longer battery life for a given battery size. Improved battery life benefits consumers by reducing their need to plug their computers into electrical sockets, thereby increasing the utility and portability of mobile Internet computers.

•	Lighter Weight. The battery is often the heaviest single component in a mobile computer. Because Crusoe microprocessors use less power than typical hardware-based microprocessors, they give OEM computer system designers the option to build lighter weight computers with smaller batteries. Crusoe’s reduced power consumption also enables OEMs to design systems without heavy components used to eliminate heat, such as a fan or heat pipe, which add additional weight and thickness to typical notebook computers.

•	Competitive Performance. Crusoe microprocessors provide performance comparable to that of rival low power x86 mobile microprocessors. For example, Crusoe microprocessors deliver performance sufficient for standard mobile computing applications, including Internet browsing and multimedia tasks such as playing a DVD movie, downloading an MPEG-4 streaming video movie, or running a Macromedia Flash plug-in.

•	Full x86 and Internet Software Compatibility. Crusoe microprocessors are compatible with software written for the x86 PC and the Internet. Crusoe microprocessors run x86-based Internet software such as browser plug-ins, as well as the wide range of software applications familiar to users of desktop PCs. Crusoe microprocessors are compatible with operating systems, basic input/output systems and applications software that normally run on x86 PCs.

•	Cost-Effective Approach. By moving functionality from hardware into software, Crusoe’s hardware uses fewer logic transistors than most other x86 PC microprocessors, resulting in a chip with a less complex and smaller die. Smaller chips cost less to manufacture than larger chips. Our small die size has also allowed us to integrate additional functionality, which can save space on the motherboard and provide OEMs with the cost advantages of a one-chip solution compared to a two-chip solution.

•	Cool and Quiet Operation. Because Crusoe microprocessors consume less power, computers using Crusoe mircoprocessors generally do not require a cooling fan. This eliminates fan noise, fan weight, fan cost and additional power consumption needed to operate the fan.

Strategy

      Our objective is to provide industry-leading energy efficient microprocessor solutions that deliver x86 software compatibility at a variety of compelling cost and performance points. Key elements of our strategy include:

      Extending Our Expertise in Software-Based Microprocessor Technologies. We plan to continue to extend our expertise in software-based microprocessor technology in order to develop and bring to market differentiated microprocessor products. We have and will continue to develop successive generations of hardware architectures and Code Morphing software optimizations to further enhance power management and performance, while maintaining x86 software compatibility. We also will continue to exploit the unique characteristics of software to continue to move additional functions from hardware into software. We plan to continuously extend the ability of our Code Morphing software to “learn” about the characteristics of an application program while it is running, and to use this knowledge to improve performance and reduce power consumption.

      Focusing on the Notebook Computer and Internet Appliance Markets. Our initial goal is to target our Crusoe microprocessors at growing markets where energy efficiency, mobility and x86 PC software compatibility are paramount, such as in the mobile Internet computing market. We believe that mobile Internet computing devices are at the convergence point between communications and computing. Our current products are directed at the market for ultra-light mobile notebook computers, which typically weigh less than three pounds and feature extended battery life. We are also focused on the evolving Internet access device market, where energy efficiency and low cost are important.

      Developing Additional Markets Beyond Mobile Computing. We believe that there are new market opportunities for our Crusoe microprocessors where energy efficiency and x86 software compatibility are particularly important, but where mobility and battery life may not be a factor. Next generation cable television set-top boxes, for example, will need x86 compatibility to provide Internet connectivity and web browsing, and sufficient performance to deliver streaming media in a home environment where a cool and quiet system without a noisy fan will be desired. As people acquire multiple computers or Internet appliances in the home, they will need a facility for connecting them to each other and to the Internet. These devices are often called home network servers and residential gateways. We also see a type of high-density web server, where the critical factor is the number of transactions processed per watt per cubic foot. This is an application for which Crusoe’s energy efficiency features are particularly attractive.

      Developing Relationships With Other Companies That Enhance Our Business. We are working aggressively to develop relationships with others that enhance our respective businesses and allow us to focus on our core competencies. We work closely with our OEM customers to collaborate on the specifications for our next generation products. We have continued to develop our working relationship with Microsoft in order both to ensure compatibility between our Crusoe microprocessors and Microsoft’s software products and to collaborate on future products. We work with our foundry partner Taiwan Semiconductor Manufacturing Co., or TSMC, to fabricate silicon wafers using advanced manufacturing process technologies rather than developing our own manufacturing facilities. We believe that these relationships will help us to better enable computer manufacturers to bring Crusoe-based computers to market quickly.

      Developing Expertise Across the Entire Computer System. To speed the adoption of our technology and improve our customers’ time-to-market, we often provide potential customers with complete reference computer system solutions. By building an entire computer system, we can innovate across all the components of a computer system and help our customers resolve system design issues. We are committed to bringing expertise to our customers not only in microprocessors, but also in the engineering know-how of motherboard design, porting of basic input/output system software, operating system bring up, compatibility testing, power management tuning and thermal design issues. We believe that our ability to provide comprehensive systems expertise will continue to improve our customers’ time-to-market and accelerate the adoption of the Crusoe solution.

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

      Crusoe Microprocessor Development. Our approach to microprocessor design implements substantial portions of the microprocessor functionality in software. Each of our Crusoe microprocessors consists of both a software component and a hardware component. When combined, these two components form a microprocessor solution that is compatible with software programs designed for x86 PC compatible computers, operates using less power than most other x86 microprocessors and runs standard PC software and Internet applications.

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

•	Code Morphing Software. The software component of our Crusoe microprocessors is called Code Morphing software, because it dynamically translates, or morphs, x86 instructions into instructions for our very long instruction word processors. Code Morphing software dynamically translates from the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. The technology involved in Code Morphing software is similar to that used in advanced compilers, but with the input being binary programs rather than high-level language source code. Code Morphing software translates small groups of instructions incrementally, on an as-needed basis. Once a group of instructions is translated, those translated instructions are cached for successive executions without the need for further translation. Since instructions in an application often execute millions of times or more, performance costs associated with translation are quickly amortized. Code Morphing software constantly monitors the programs a user is running in order to re-optimize the operation of those programs so as to maximize the energy efficiency and performance of the Crusoe processor.

•	Very Long Instruction Word (VLIW) Processor Hardware. The hardware component of our Crusoe microprocessors is a VLIW processor chip. Our VLIW chip is responsible for basic arithmetic computation, and the control and caching functions. It currently supports both 128-bit and 64-bit wide instructions. Each of these wide instructions can control multiple functional units in parallel for high performance under software control. For example, a single 128-bit VLIW instruction might simultaneously control an integer addition, an integer subtraction, a memory load and a branch. Our microprocessors currently employ a number of advanced features. Crusoe microprocessors have relatively large Level 1 instruction caches and large Level 1 data caches. Our high-end Crusoe microprocessors also contain on-chip Level 2 caches that improve performance by reducing the average time to access data from memory, and also help reduce power by decreasing the number of power-burning memory accesses to dynamic random access memory, or DRAM.

•	Integrated Northbridge Chipset. Because we have moved many traditional chip functions from hardware into software, the basic processor requires a relatively small chip area. This provides the opportunity to integrate a full PCI bus controller, a synchronous DRAM, or SDRAM, memory interface, and, on some Crusoe microprocessors, a double data rate SDRAM, or DDR SDRAM, memory interface. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. These functions have been traditionally provided in a second chip, called a northbridge. Crusoe microprocessors integrate this northbridge functionality onto the same silicon die as the processor. This increased level of integration reduces both power requirements and motherboard area, which are critical resources in small mobile devices.

•	LongRun Power Management. Our proprietary LongRun technology is enabled by the monitoring and optimization capabilities of Code Morphing software. LongRun monitors levels of user activity to determine how much performance is actually needed. Our chip has special purpose hardware that allows LongRun to rapidly adjust the frequency and voltage of the chip to a variety of levels to closely match the needed level of performance. Reducing frequency and voltage can substantially reduce the power consumed by the Crusoe microprocessor, which in turn leads to longer battery life.

      PC Design Expertise. We design and build PC-compatible computer systems based on our Crusoe microprocessors. We build these systems for internal engineering use in order to test our Crusoe microprocessors in a real system environment. We do not build these systems for commercial sale, but we believe that the detailed design specifications are valuable to our customers as known working reference designs. By providing schematics, motherboard layout and extensive design notes, we can help our customers save time to market. We have a systems engineering department that manufactures reference designs suitable for use in notebook computers, mobile Internet access devices and home electronic devices connected to the Internet. We also use these systems for many in-house purposes, such as testing new Code Morphing software, testing basic input/output systems, benchmarking and compatibility testing. We also take an active role in helping our customers debug and optimize the design of their platforms for battery life and performance.

      BIOS Development. The BIOS software, or basic input/output system software, is usually the lowest level of software and the first software to execute x86 instructions in a PC. The BIOS controls low-level hardware functions, set-up of peripheral devices, some power management functions and a host of miscellane-

ous system housekeeping operations. Different BIOS code is needed for each unique motherboard and microprocessor combination, for Crusoe and other microprocessors as well, in order to make each of the components in the computer system work properly together. Knowing how to make changes to the BIOS requires detailed expertise about the individual motherboard and microprocessor characteristics. Our team of BIOS experts works with BIOS providers and customers to customize their BIOS code to the Crusoe microprocessor, Crusoe power management features and particular motherboard features. We then provide these changes back to the BIOS providers, so that they can provide Crusoe-supported BIOS ports to the computer manufacturers. This enables the computer manufacturer to save many months of time and substantial expense compared to doing a BIOS port on its own. In addition, our BIOS staff also assists our customers in the power-on and bring-up of new products.

      Power Management Expertise. Power management in a computer system requires substantial technical expertise. We have developed tools, methodologies and techniques that allow us to provide power management expertise to our customers. This expertise in power management is used to help our customers tune their computer systems for optimal battery life.

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

      Microsoft Windows Support. We expect most notebook computers using Crusoe to run a version of the Microsoft Windows operating system. We work with Microsoft to ensure that our products are compatible with products of Microsoft and our mutual customers. Microsoft meets most of the operating system needs of computer manufacturers directly. Transmeta occasionally provides expertise for special software, such as “device drivers,” that allow Windows or the basic input/output system to communicate with Crusoe. For example, we have provided our customers with a special device driver that allows them to use a graphical user interface to control our LongRun power management. We also work with Microsoft and computer manufacturers in testing Crusoe and customer platforms using Microsoft’s Windows Hardware Quality Lab tests. We do not expect our relationship with Microsoft to be a direct source of revenue for us.

      Compatibility Testing. We have invested substantial resources in developing tools, expertise and test environments for compatibility testing. We test compatibility across three major areas: x86 compatibility, hardware compatibility, and full operating system and application compatibility. To test Crusoe microprocessors for compatibility with the x86 instruction set, we have purchased substantial microprocessor test suites, and had teams of programmers write individual compatibility test programs. We have also purchased and built computer programs that automatically generate further compatibility tests. For hardware interface compatibility, we test Crusoe’s PCI bus interface for compatibility with the industry-standard definitions for the PCI bus. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. We test Crusoe’s ability to communicate with standard components, such as graphics chips, southbridge chips and other controller chips, that communicate with the PCI bus. We test a variety of synchronous DRAMs, or SDRAMs, and double data rate SDRAMs, or DDR SDRAMs, for compatibility with Crusoe hardware. We also test other components on the motherboard, such as power supply chips and clock generator chips, to make sure that they work with Crusoe. We have established a systems compatibility test laboratory that tests approximately 30 different PC operating systems and hundreds of different PC applications with Crusoe.

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

Products

      In January 2000, we introduced our Crusoe family of microprocessors. We expect to use the name Crusoe to represent current and future products. The Crusoe microprocessor family has evolved to include multiple models that feature different levels of performance and different cost structures. Our current products include the TM5400/ TM5600 generation and TM5500/ TM5800 generation Crusoe microprocessors.

      The TM5400 and TM5600 processors are manufactured in a 0.18 micron CMOS technology. These microprocessors are similar except in the size of their level 2 cache. The TM5400 has a 256 KByte level 2 cache, and the TM5600 has a 512 KByte level 2 cache. Both processors have a 64 KByte level 1 data cache and 64 KByte level 1 instruction cache as well as an integrated “northbridge”, which consists of a PCI bus controller, a SDR DRAM controller, and a DDR DRAM controller. These processors feature maximum operating frequencies up to 667 MHz.

      The TM5500 and TM5800 processors are manufactured in a 0.13 micron CMOS technology. These microprocessors are similar except in the size of their level 2 cache. The TM5500 has a 256 KByte level 2 cache, and the TM5800 has a 512 KByte level 2 cache. Both processors have a 64 KByte level 1 data cache and 64 KByte level 1 instruction cache as well as an integrated “northbridge”, which consists of a PCI bus controller, a SDR DRAM controller, and a DDR DRAM controller. These processors currently feature maximum operating frequencies up to 800 MHz, and we expect to produce processors with maximum operating frequencies up to 1000 MHz in the second half of 2002.

      We introduced the TM5500/ TM5800 in June 2001 and began to derive product revenue from TM5500/ TM5800 sales during the fourth quarter of 2001.

Customers

      We currently sell our products to many of the computing industry’s leaders who in turn produce cutting edge mobile computing solutions. Our customers include, among others, Sony Electronics, Fujitsu, Toshiba, NEC, Hitachi, Sharp, Casio and Siltrontech Electronics. Our server customers include RLX Technologies and NEC. Sony Electronics accounted for 30% of product revenue in 2001; Toshiba accounted for 18% of product revenue in 2001; Fujitsu accounted for 12% of product revenue in 2001; and Siltrontech Electronics accounted for 11% of product revenue in 2001.

Sales and Marketing

      We sell our products through a variety of channels, including a direct sales force, sales representatives and distributors. A marketing staff supports our sales effort. In addition, we have field applications engineers who work directly with our customers. We have opened offices in Taiwan and Japan to provide sales and customer support. We also expect to sell our products in Asia through distributors. In August 2000, we entered into a distributor agreement to support our sales and marketing activities in the Far East market. Under this agreement, we appointed Siltrontech Electronics as the exclusive distributor of our products in Taiwan, Hong Kong and China until December 31, 2002, other than the right to sell products to certain OEMs and major notebook computer manufacturers. In September 2000, we appointed All American Semiconductor as the exclusive distributor of our products in North America until December 31, 2002, other than the right to sell products to certain OEMs and major notebook computer manufacturers.

      We dedicate sales managers to principal customers to promote close cooperation and communication. We work with our potential customers to select, integrate and tune hardware and software system components that make up the final computer system. We also provide potential customers with reference platform designs, which we believe will enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also will enhance our targeted customers’ confidence that our products will meet their market requirements and product introduction schedules.

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

      We currently use Taiwan Semiconductor Manufacturing Co., or TSMC, to fabricate wafers for Crusoe microprocessors. We place orders with TSMC on a purchase order basis. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or contractual wafer pricing with TSMC. TSMC may allocate capacity to other companies and reduce deliveries to us on short notice.

      Our designs are compatible with industry-standard CMOS manufacturing processes. Our products are now fabricated using .13 micron process technologies. We continuously evaluate the benefits, on a product-by-product basis, of migrating to a smaller geometry process technology to reduce costs and increase the performance of our microprocessors. Difficulties in shifting to smaller geometry process technologies or new manufacturing processes have and may continue to lead to delays in product deliveries or may lead to reductions in manufacturing yields.

      We currently contract with Advance Semiconductor Engineering, or ASE, to perform the initial testing of the silicon wafers that contain our microprocessors. After initial testing, the silicon wafers are cut into individual semiconductors and assembled into packages. All testing is performed on standard test equipment using proprietary test programs developed by our test engineering group. We periodically inspect our test facilities to ensure that their procedures remain consistent with those required for the assembly of our products. We rely upon ASE to assemble and test substantially all of our products. This reliance on ASE could result in product shortages or delays in the future. If these shortages or delays were significant, our customers might seek alternative sources of supply, which could harm our operating results and reputation.

      We participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer fabrication plants and assembly subcontractor. We closely monitor wafer fabrication plant production to enhance product quality and reliability and yield levels.

Competition

      The market for microprocessors is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Intel currently manufactures lower power versions of its microprocessors targeting applications in the ultra-light notebook computer market.

      We compete on the basis of a variety of factors, including:

•	technical innovation;

•	performance of our products, including their power usage, product system compatibility, speed, reliability and density;

•	product price;

•	product availability;

•	reputation and branding; and

•	technical support.

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

Intellectual Property

      Our success depends in part upon our ability to maintain the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our current patents principally cover microprocessors, software, components for microprocessors and systems including microprocessors. It is possible that no patents will issue from additional patent applications that we have filed. Even if additional patents are issued, taken together with our existing patents, they may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, LongRun and Code Morphing.

      Legal protections afford only limited protection for our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, leading companies in the semiconductor industry have extensive intellectual property portfolios relating to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. There are currently no such third party claims that we believe to be material. In the future, however, litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets.

Employees

      At December 31, 2001, we employed 442 people in the United States, Japan and Taiwan. Of these employees, 322 were engaged in research and development, 42 were engaged in sales and marketing and 78 were engaged in general and administrative functions.

      Thirteen of our employees are located within Asia. None of our employees is subject to any collective bargaining agreements. We believe that our employee relations are good.

Item 2.     Properties

      We lease a total of approximately 105,975 square feet of office space in four buildings in a business park complex located in Santa Clara, California. We lease space in these buildings under four separate leases all of which expire in June 2008. We also lease approximately 5,000 square feet of office space in a two-story office building located in Acton, Massachusetts under a separate lease agreement, which expires in February 2004. We sublease a total of approximately 8,280 square feet of office space in one of the buildings in Santa Clara to a single subtenant. This sublease expires in July 2002. We also lease office space in Taiwan to support our sales and marketing personnel worldwide. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings

      Between June 25, 2001 and the effective date, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California.(1) These actions were consolidated into a single action by a court order dated October 3, 2001. Plaintiffs filed their Consolidated Amended Complaint on December 20, 2001. The Consolidated Amended Complaint purports to be a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or otherwise acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The Consolidated Amended Complaint alleges various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The Consolidated Amended Complaint further alleges that the Company and certain defendants made materially misleading statements or material omissions in various contexts, including the registration statement and prospectus for the initial public offering of the Company’s common stock on November 7, 2000. Plaintiffs seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

      On January 17, 2002, we timely filed a motion to dismiss all claims of the Consolidated Amended Complaint as to all defendants. On March 5, 2002, the court granted in part and denied in part our motion to dismiss the Consolidated Amended Complaint, and directed plaintiffs to file an amended pleading by March 22, 2002. Plaintiffs filed their Second Amended Complaint on March 22, 2002. We believe that the allegations in the Second Amended Complaint and the antecedent complaints are without merit and intend to defend the consolidated action vigorously. We intend to file a motion to dismiss the Second Amended Complaint in April 2002. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business, including our financial position, results of operations or cash flows.

      In addition, the Company and certain of its directors and officers have been named as defendants in two shareholder class actions filed in the United States District Court for the Southern District of New York: Schwarz v. Transmeta Corp., et al. (Case No. 01 CV 6492, S.D.N.Y.) and Robin v. Transmeta Corp., et al. (Case No. 01 CV 10060, S.D.N.Y.). By an order dated October 18, 2001, the court dismissed all claims against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. By an order dated January 15, 2002, the court in New York ordered that all matters in the Southern District of New York be consolidated in the Schwarz case. We believe that the allegations in the Schwarz and Robin complaints are without merit and intend to defend any consolidated action vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business, including our financial position, results of operations or cash flows.

      Between June 28, 2001 and the effective date, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions.(2) The three cases have been effectively consolidated in Santa Clara Superior Court by an order dated October 10, 2001. All three complaints are based upon the same general allegations set out in the purported shareholder class actions described above. The complaints allege that certain of the individual defendants sold shares of Transmeta Corporation common stock while in

(1) Hertzfeld, et al. v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.); Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-2614-EDL, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).
(2) Pereira v. David Ditzel, et al. (Case No. CV 799491) and Sweeney v. Mark Allen, et al. (Case No. CV 799667), both filed in Superior Court for Santa Clara County, California, and Krim v. David R. Ditzel, et al. (Case No. CV 418524), filed in Superior Court for San Mateo County, California, and later transferred to Santa Clara County pursuant to stipulated consolidation order.

possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that the so-called Selling Defendants were aided and abetted by the other individual defendants. The complaints also allege “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations.

      By a stipulated order dated January 8, 2002, the Court ordered plaintiffs to file a consolidated amended complaint by April 29, 2002, and ordered that the defendants will have 45 days from the date of any such filing to answer or otherwise respond. Plaintiffs have propounded some limited discovery, which has been stayed by the same January 8 stipulated order until April 15, 2002. We believe that the allegations in these purported derivative actions are also without merit and intend to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business, including our financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      Transmeta’s common stock began trading on the Nasdaq National Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On February 22, 2002, the closing price of our common stock was $3.28.

	For the Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2001	2001	2001	2001	2000(1)

Market price range of our common stock
High	$3.22	$5.55	$25.00	$37.25	$50.88
Low	$1.17	$1.25	$5.12	$12.00	$18.75

(1)	The fourth quarter ended December 31, 2000 started on November 6, 2000 upon the completion of our IPO.

Stockholders

      As of February 22, 2002, we had approximately 548 record holders of our common stock.

Dividends

      Transmeta has never declared or paid cash dividends on its common stock. We currently anticipate that we will retain all available funds and any future earnings for use in our business. Therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2001, we issued and sold the following unregistered securities:

      In January 2001, we issued 351,912 shares of common stock to Comdisco, Inc. upon the exercise of warrants that were granted in October 1995 and April 1997. The exercise price of $0.41 per share for 214,039 shares associated with the October 1995 warrant and the exercise price of $1.25 for 137,873 shares associated with the April 1997 warrant was paid by a net exercise of the warrants through the surrender of shares issuable under the warrants.

      In February 2001, we issued 31,719 shares of common stock, and agreed to issue in each of January 2002 and January 2003 an additional $1.0 million in common stock to an intellectual property owner in partial consideration for the acquisition of certain intellectual property and related assets.

      In February 2001, we issued 153,061 shares of common stock to Phoenix Technologies upon exercise of a warrant that was granted in August 1997. The exercise price of $1.25 per share was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.

      In March 2001, we issued a warrant to Twinhead Corp. to purchase up to 15,000 shares of common stock at a price of $5.00 per share, exercisable upon the performance of services as specified in the warrant. The warrant expires on February 1, 2005.

      In March 2001, we issued a warrant to InSync, Inc. to purchase up to 2,500 shares of common stock at a price of $16.81 per share, exercisable upon the performance of services as specified in the warrant. The warrant expired on December 31, 2001.

      In May 2001, we issued 766,930 shares of common stock, valued at $10.0 million, based upon the average closing price of our stock before issuance, to Seiko Epson Corporation in partial consideration for the acquisition of certain patents and patent rights. For accounting purposes, the value of the shares was determined using the closing price of the stock on the date the shares were issued, or $14.10, resulting in a recorded value of $10.8 million.

      In June 2001, we issued 1,000,000 shares of common stock, valued at $15.0 million, based upon the average closing price of our stock before issuance, to AMD in partial consideration for the license to certain computing technologies and intellectual property. For accounting purposes, the value of the shares was determined using the closing price of the stock on the date the shares were issued, or $13.60, resulting in a recorded value of $13.6 million.

      In December 2001, we issued 113,844 shares of common stock to Venture Leasing, Inc. upon the exercise of warrants that were granted in May 1996 and September 1996. The exercise price of $0.41 per share was paid by a net exercise of the warrants through the surrender of shares issuable under the warrants.

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

      As of December 31, 2001, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, and $11.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $96.7 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 6.     Selected Financial Data

      In the table below, we provide you with selected historical consolidated financial data of Transmeta Corporation. We have prepared this information using the historical audited consolidated financial statements of Transmeta Corporation for the five years ended December 31, 2001.

      It is important that you read this selected historical financial data with the historical consolidated financial statements and related notes contained in this Report as well as the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$35,590	$16,180	$76	$326	$—
License	—	—	5,000	28,000	1,400

Total revenue	35,590	16,180	5,076	28,326	1,400
Cost of product revenue	48,694 (1)	9,461	18	71	—

Gross profit	(13,104)	6,719	5,058	28,255	1,400
Operating expenses:
Research and development	67,639	61,415	33,122	23,467	12,828
Purchased in-process research and development	13,600	—	—	—	—
Selling, general and administrative	35,460	27,045	12,811	12,616	4,584
Amortization of deferred charges, patents and patent rights	17,556	10,416	218	—	—
Impairment write-off of deferred charges	16,564 (2)	—	—	—	—
Stock compensation	20,954 (3)	13,056	—	—	—

Total operating expenses	171,773	111,932	46,151	36,083	17,412

Operating loss	(184,877)	(105,213)	(41,093)	(7,828)	(16,012)
Interest and other income	14,686	9,174	2,456	892	96
Interest expense	(1,060)	(1,666)	(1,952)	(1,154)	(271)

Loss before income taxes	(171,251)	(97,705)	(40,589)	(8,090)	(16,187)
Provision for income taxes	—	—	500	2,000	—

Net loss	$(171,251)	$(97,705)	$(41,089)	$(10,090)	$(16,187)

Net loss per share — basic and diluted	$(1.33)	$(2.18)	$(1.51)	$(0.44)	$(0.79)

Weighted average shares outstanding — basic and diluted	129,002	44,741	27,236	23,074	20,576

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,747	$259,744	$46,645	$27,809	$5,342
Short-term investments	183,941	83,358	19,799	—	—
Working capital	217,152	343,004	58,912	21,909	2,732
Total assets	309,024	412,536	99,443	43,497	8,740
Long-term obligations, net of current portion	29,295	20,950	27,020	10,798	1,823
Total stockholders’ equity	244,965	364,916	63,083	24,032	3,764

(1)	Cost of product revenue includes a charge of $28.1 million related to an inventory charge taken in the second quarter of 2001, which was partially offset by the sale of such previously written off inventory during the third quarter of 2001.

(2)	During the fourth quarter of 2001, we wrote-off $16.6 million of long-lived asset balances related to IBM and Toshiba deferred charges.

(3)	Stock compensation includes variable stock compensation charges of $2.5 million, $16.7 million of deferred stock compensation as a result of options granted prior to November 2000 and $1.7 million in forgiveness of interest on notes receivables associated with option exercises.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

Overview

      We develop and sell software-based microprocessors and develop additional hardware and software technologies that enable computer manufacturers to build mobile Internet computers, which are portable computing and communication devices that are compatible with PC software and deliver the high performance required to run standard PC and Internet applications while also offering long battery life. We rely on independent, third party contractors to perform manufacturing, assembly and test functions. Our fabless approach allows us to focus on designing, developing and marketing our products and to significantly reduce the amount of capital needed to invest in manufacturing products.

      From our inception in March 1995 through September 2000, we were engaged primarily in research and development. In 1999, we began focusing on achieving design wins with original equipment manufacturers, or OEMs, in addition to our ongoing development activities. In January 2000, we introduced our Crusoe family of microprocessors and began recognizing product revenue from sales of these microprocessors in the first half of 2000. Through June 30, 2000, product shipments consisted of development systems and prototypes. We expect to be dependent on sales of Crusoe microprocessors and successive generations of these products for the foreseeable future.

      We currently sell our products directly to OEMs and, to a lesser extent, through distributors. The following customers accounted for more than 10% of our product revenue for the years indicated: Sony Electronics accounted for 30% of product revenue in 2001 and 60% of product revenue in 2000; Toshiba accounted for 18% of product revenue in 2001; Fujitsu accounted for 12% of product revenue in 2001 and 28% of product revenue in 2000; and Siltrontech Electronics accounted for 11% of product revenue in 2001. Revenue from Toshiba and Siltrontech accounted for less than 10% of product revenue in 2000. None of these customers accounted for more than 10% of our product revenue in 1999. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of revenue.

      Siltrontech Electronics is our exclusive distributor in Taiwan, Hong Kong and China and All American Semiconductor is our exclusive distributor in North America. Both Siltrontech and All American are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products.

      We derive a significant portion of our product revenues from Asia. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Our product sales in 2001 and 2000 were primarily made to the notebook computer market. Substantially all of our revenue in 1999 was comprised of license revenue earned in conjunction with our Toshiba technology license agreement. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

      Cost of product revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. In addition, cost of product revenue for 2001 includes a net charge of $25.6 million related to the write-off of excess inventory recorded during the second quarter. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Purchased in-process research and development reflects costs to license certain technologies and technology rights that will not be used in products under development at the time of purchase. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services. They also will include commissions paid to external sales representatives, once volume shipments increase. We have not incurred external sales commission costs to date.

      In connection with the grant of stock options to our employees in 2000, we recorded deferred stock compensation of approximately $46.0 million, representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on the graded vesting method. We have reduced the deferred stock compensation balance otherwise recordable by $1.2 million for options that were granted in 2000 but subsequently cancelled during 2001. As of December 31, 2001 approximately $11.8 million was recorded on our balance sheet, which will be amortized through 2004 using the graded method.

      Historically we have incurred significant losses. As of December 31, 2001, we had an accumulated deficit of $345.0 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. A significant downturn in the semiconductor industry and in the global economy occurred during 2001 and as a result, our operating results have fluctuated in part due to the downturn. If economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our operating results.

      For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks and ended on December 28, December 29 and December 31, respectively.

Critical Accounting Policies

      We believe that our most critical accounting policies are as follows:

•	Valuation of long-lived and intangible assets;

•	Estimation of inventory valuations; and

•	Revenue recognition.

      Valuation of Long-Lived and Intangible Assets. Our accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. In accordance with our policy, at the end of each accounting period we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2001, consistent with this policy, we recorded an impairment write-off charge of $16.6 million related to deferred charges under certain license agreements with IBM and Toshiba. Although we do not now believe that our existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a particular asset or class of assets may not be fully recoverable.

      Estimation of Inventory Valuations. In accordance with several accounting pronouncements, including Accounting Research Bulletin 43, our inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. At the end of the second quarter of 2001, consistent with this policy, we recorded a charge of $28.1 million primarily to write-off certain older inventory products as a result of an actual decrease of future demand for these older products. In the future, we may find that similar assessments may warrant another write-down or write-off of inventory.

      Revenue Recognition. In accordance with several accounting pronouncements, including Securities and Exchange Commission Staff Accounting Bulletin 101, our revenue recognition policy stipulates that we recognize revenue from product sales no sooner than transfer of title, which is typically upon shipment, and that we provide for expected returns and warranty costs at that time. Prior to 2000, we primarily generated license revenue. Such license revenue was recognized when earned, which occurred when agreed-upon deliverables were provided, or milestones were met and confirmed by our licensees. Also, we recognized license revenue only if payments received were non-refundable and not subject to any future performance obligation. Our revenue policy also incorporates FASB’s SFAS 48, which governs revenue recognition when the right of return exists, such as the case with most products shipped to our distributors. With respect to products shipped to distributors, we generally defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we will sell products with “End of Life” status to our distributors under special arrangements without any price protection or return privileges for which we recognize revenue upon transfer of title, typically upon shipment.

      At the end of each accounting period, we make a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns. For the year ended December 31, 2001, consistent with this policy, we recorded a $34,300 provision for sales returns. Revenue in earlier periods did not include material provisions for sales returns or allowances. We do not expect sales returns or allowances to be significant in the future; however, if our recorded provisions are not adequate, our revenues could be negatively impacted.

Results of Operations

      Revenue. Product revenue was $35.6 million in 2001, $16.2 million in 2000 and $76,000 in 1999. The increase from 2000 to 2001 is a result of a full year of volume shipments of products during 2001 compared to only two quarters of volume shipments in 2000. Product revenue in 1999 is primarily related to small volume prototypes and development systems.

      Product revenue declined quarter over quarter during 2001 as follows: $18.6 million in the first quarter, $10.5 million in the second quarter, $5.0 million in the third quarter and $1.5 million in the fourth quarter. The declining quarterly product revenue was due in part to the weakening economy. Additionally, in part during the third quarter and more significantly during the fourth quarter, our product revenue declined due to our difficulties in bringing our new products into high volume production and distribution.

      Substantially all of the revenue recognized in 1999 consisted of license revenue, which was earned in connection with the technology license agreement with Toshiba executed in 1998 and was based upon fulfilling certain milestones. We do not expect to recognize any future license revenue in connection with this license agreement.

      Gross Margin. Product gross margin percentage was (36.8)%, in 2001, 41.5% in 2000 and 76.3% in 1999. Product gross margin in 2001 reflects a significant increase in the volume of product shipments including prototypes and development systems compared to 2000. Product gross margin in 1999 reflects small volume prototypes and development systems. Product gross margin is influenced by many factors, including lower shipment volumes and related manufacturing overhead, higher production-related costs, and pricing pressure due to an unanticipated product mix.

      Product gross margin for each quarter during 2001 was as follows: 44% in the first quarter, (223.1)% in the second quarter, 43.6% in the third quarter and 0.75% in the fourth quarter. Product gross margin during the second quarter decreased due to an inventory charge to write-off excess inventory during that quarter. Inventory purchases and commitments are based upon product demand forecasts. We built inventory levels for certain components with long lead times and entered into commitments for certain components. Due to a sudden and significant decrease in demand for our products, inventory levels and purchase commitments exceeded our estimated requirements based on demand forecasts. We believe the decrease in demand was primarily due to the slowing economy, particularly in Japan. The inventory charge in the second quarter of 2001 was calculated based on inventory levels in excess of forecasted demand for each specific product. Based on our current demand forecast, we anticipate that inventory included in this charge will not be used at a later date. As a result of this inventory charge, product gross margin during the second quarter of 2001 was negatively impacted by $28.1 million, primarily related to excess inventory and related purchase commitments. Subsequently, we recognized 100% gross profit on sales of $1.7 million relating to inventories that had been previously written-off. In addition, we subsequently settled certain accrued purchase commitments at amounts less than originally accrued, resulting in $0.8 million of reduced cost to product revenues. The $2.5 million benefit to our product gross margin was recorded during the third quarter. During each of the third, and particularly the fourth quarters of 2001, our product gross margins decreased due in part to lower than expected product revenue, which did not allow for adequate overhead absorption and the scrapping of older inventory. We expect that product gross margins during the first two quarters of 2002 will be negatively impacted as a result of additional expenses associated with the commencement of volume production of new products.

      Research and Development. Research and development (R&D) expenses were $67.6 million in 2001, $61.4 million in 2000 and $33.1 million in 1999. The increases year to year were principally due to increased expenses related to recruiting and retaining development personnel of $10.6 million in 2001 and $10.5 million in 2000. Increased R&D personnel costs in 2001 were partially offset by a $3.0 million reduction in prototype wafers and related costs compared to 2000. Conversely, in preparing for volume shipment of our initial products during 2000 we incurred $15.9 million of additional prototype wafer and related costs compared to 1999. The majority of our R&D personnel are working on recently announced future products.

      Purchased In-Process Research and Development. In April 2001, we licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for our future products and technology initiatives. As initial consideration for the patents and patent rights licensed under the agreement, we issued 1,000,000 unregistered shares of our common stock valued at $15.0 million based upon the average closing price of our stock prior to issuance. For accounting purposes, however, the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that are currently in research and development and not anticipated to be commercially available before late 2002.

      Selling, General and Administrative. Selling, general and administrative expenses were $35.5 million in 2001, $27.0 million in 2000 and $12.8 million in 1999. The increase year to year was largely due to additional costs related to recruiting and retaining personnel of $6.5 million in 2001 and $12.6 million in 2000.

      Amortization of Deferred Charges, Patents and Patent Rights. We negotiated technology license agreements with IBM in December 1997 and Toshiba in February 1998. The IBM agreement was amended in November 1999 and the Toshiba agreement was amended in February 2000 to revoke their rights to manufacture, market and sell x86 compatible products incorporating our technology. In connection with the amendment of our agreement with IBM to reacquire these license rights, we agreed to pay IBM a total of $33.0 million over a four-year period and we fixed the conversion rate of a convertible promissory note issued to IBM at 1,200,000 shares of our common stock. At that time, we recorded the present value of these payments, $18.9 million, as a liability with a corresponding deferred charge. We recorded the fair value of the embedded beneficial conversion feature of the amended convertible promissory note, $3.2 million, as common stock with a corresponding deferred charge. In November 2000, IBM converted the note into 1,200,000 shares of common stock and the present value of the note, $433,000 was reclassified as additional paid in capital. In September 2000, we agreed to a further amendment of our technology license agreement with IBM. IBM relinquished the right to receive future contingent payments in exchange for our fixed commitment to pay $5.0 million, which was paid during the fourth quarter of 2000. This liability was recorded in the quarter ended September 30, 2000, also with a corresponding deferred charge. In connection with the renegotiation of our technology license agreement with Toshiba in February 2000, we issued 1,200,000 shares of common stock to Toshiba. The deemed fair value of the shares issued, $6.8 million, was recorded on the balance sheet as a deferred charge.

      Amortization of deferred charges, patents and patent rights includes amortization of patents and patent rights relating to microprocessor and computing technologies that were purchased during 2001 primarily from Seiko Epson (Epson). We acquired certain patents and patent rights from Epson in exchange for $30 million of cash and $10 million of stock. We recorded the net present value of these payments, $26.8 million, as an element of patents and patent rights and are amortizing this asset on a straight-line basis over the expected seven-year life of the asset as an element of amortization of deferred charges, patents and patent rights.

      We recorded amortization expense related to IBM, Toshiba and patent and patent rights of $17.6 million in 2001, $10.4 million in 2000 and $218,000 in 1999. We expect to record future amortization expense related to these assets of $11.4 million in 2002, $10.5 million in 2003, $10.5 million in 2004 and the remaining $30.1 million in future periods.

      Impairment Write-off of Deferred Charges. Deferred charges related to IBM and Toshiba were being amortized on a straight-line basis through December 2003, which was the remaining license term during which the reacquired rights were originally in effect. During the fourth quarter of 2001, due to the emergence of indicators of impairment, we performed an assessment of the carrying value our long-lived assets to be held and used. The assessment was performed in connection with our internal policies and pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both our current operations and expected future operating cash flows. The conclusion of that assessment was that the anticipated future undiscounted cash flows was less than the carrying value for all long-lived assets, including the deferred charges. As a result, during the fourth quarter of 2001, we recorded a charge of $16.6 million to reduce the carrying amount of the deferred charges under license agreements based on the amount by which the carrying amount of these assets exceeded their fair value. Although these assets were impaired and written off, the associated remaining payments due to IBM of $29.0 million are still required and will continue to accrete interest until the final payment is made.

      Stock Compensation. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $16.6 million in 2001 and $13.1 million in 2000. In connection with stock options grants through November 2000, we expect to record $8.0 million in 2002, $3.5 million in 2003 and $587,000 in 2004. Stock compensation for 2001 also included $2.5 million in variable stock compensation and $1.7 million in forgiveness of interest in connection with officer resignations. Total stock compensation was $20.9 million in 2001 and $13.1 million in 2000.

      Our equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. Notes issued by employees to exercise stock options bear interest at rates ranging from 4.47% to 6.69% and have original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were recourse and were recorded as a reduction of stockholders’ equity when issued.

      In the fourth quarter of fiscal 2001, the employment of two officers terminated. In connection with the termination of their employment, we repurchased a total of 796,875 vested shares and 1,753,125 unvested shares held by these officers. These shares were originally issued in return for an aggregate of $8.0 million in recourse notes. As a result of the repurchase of these shares and the cancellation of the outstanding recourse notes and accrued interest, we recorded additional stock compensation expense of $1.2 million, primarily to write-off accrued interest on the notes, and an offsetting entry of $1.9 million to reverse stock compensation expense previously recognized on the unvested shares.

      At the time the above two officer notes were cancelled, other recourse notes for a total of $8.2 million, including $0.7 million of accrued interest, were outstanding. Because we did not enforce the recourse provisions of the notes for the officers that resigned, which would have recouped all principal and interest, in the fourth quarter of 2001, we began to account for these remaining notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse.

      We will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of our stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of our stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2001, we had 1,682,368 shares that are subject to variable stock compensation at prices ranging from $0.13 to $1.25 per share. In the fourth quarter of fiscal 2001, we recorded $2.5 million of variable stock compensation expense relating to these stock awards. In addition, we recorded additional stock compensation expense of $0.7 million to write-off all interest that had accrued under the other recourse notes. In the future, if the price of our stock increases $1 per share it will result in approximately $1.6 million of additional stock compensation expense, or if the stock decreases $1 per share it will result in a benefit (reduction) in stock compensation expense of approximately the same amount. Because variable stock compensation expense is calculated based on the current market value of our common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when our stock price rises, and could reverse and become a benefit in periods when our stock price falls. We also have an additional 1,100,000 shares that are subject to variable accounting if our stock price increases above approximately $11.50 per share. However, we have a call option on these shares that we intend to exercise before the stock price exceeds $11.50 per share and we do not believe we will incur variable stock compensation on these shares.

      Interest and Other Income. Interest income was $14.7 million in 2001, $9.2 million in 2000 and $2.5 million in 1999. The increases year over year are primarily due to larger average invested cash balances resulting from the closing of an equity offering in April 2000 and our initial public offering in November 2000. As we continue to use cash to fund our operations our investment balances will decrease and as a result our interest income is expected to decrease over time.

      Interest Expense. Interest expense was $1.0 million in 2001, $1.7 million in 2000 and $2.0 million in 1999. The decreases year over year are due to lower average debt balances due to several lease-financing arrangements expiring during 2001 and 2000.

      Provision for Income Taxes. The $500,000 tax provision recorded in 1999 relates to foreign taxes in Japan withheld on license revenue from Toshiba. We did not record a tax provision in 2001 or 2000.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from product and license revenue and lease financing.

      Net cash used in operating activities was $80.6 million in 2001, $78.6 million in 2000 and $36.4 million in 1999. In each year, net cash used in operating activities was attributable to our net losses and was partially offset by non-cash depreciation charges of $6.5 million in 2001, $6.1 million in 2000 and $5.3 million in 1999 and amortization and write off charges of deferred charges, patents and patent rights of $34.3 million in 2001, $10.4 million in 2000 and $218,000 in 1999. Significant account balance changes between 2000 and 2001 include a reduction of inventory and accounts receivable of $15.6 million in 2001 compared to an increase of the same account balances of $18.8 million in 2000. Additionally, our use of cash was offset by our non-cash purchase of in-process research and development of $13.6 million and our reduction in inventory balances in 2001. During 2000 our use of cash was offset by increases in accounts payable and accrued liabilities of $13.5 million. Increases in accounts payable and accrued liabilities were due to the rapid growth in business activity from 1999 to 2000. The increase in accounts payable during 2000 was also due to inventory-related purchases.

      Net cash used in investing activities was $118.2 million in 2001, $82.0 million in 2000 and $19.2 million in 1999. Net cash used in investing activities consisted of capital expenditures on property and equipment and net purchases of investments. Capital expenditures were $8.1 million in 2001, $8.4 million in 2000 and $1.4 million in 1999 and consisted primarily of the acquisition of property, equipment and software. Net purchases of investments were $100.0 million in 2001 and $63.4 million in 2000. In addition, during 2001 we paid $12.0 million for patent and patent rights primarily related to the purchase of technologies from Epson. We also loaned a total of $5.3 million to our founders in May 2000, which was repaid with interest in full during 2001.

      Net cash used in financing activities was $3.2 million in 2001 compared to net cash provided by financing activities of $373.8 million in 2000 and $74.4 million in 1999. Net cash used in 2001 is primarily the result of repayment of debt and lease obligations of $5.3 million, partially offset by stock option exercises and employee stock purchase plan purchases of $2.4 million. Net cash provided during 2000 and 1999 is the result of net proceeds from the sale of common and preferred stock in 2000 and preferred stock in 1999 as well as the issuance of promissory notes to financing companies in both years. Cash used for the repayment of debt and lease obligations was $5.7 million in 2000 and $3.7 million in 1999.

      At December 31, 2001, we had $57.7 million in cash and cash equivalents and $183.9 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At December 31, 2001, we had the following contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 4 Years

	(In thousands)
Long Term Debt	$981	$950	$31	—
Capital Lease Obligations	$2,266	$1,878	$387	—
Operating Leases	$28,444	$3,970	$12,850	$11,624
Unconditional Purchase Obligations	$1,154	$1,154	—	—
Other Long Term Obligations	$54,500	$15,000	$39,500	—

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will adopt SFAS 141 and SFAS 142 on

January 1, 2002. The adoption is not expected to have any material impact on our financial position or results of our operations.

      In December 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 supersedes SFAS 121 and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS 144 effective January 1, 2002. We do not believe the adoption of SFAS 144 will have a significant impact on our consolidated financial position or results of operations.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

      We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $171.3 million in 2001, $97.7 million in 2000 and $41.1 million in 1999. As of December 31, 2001, we had an accumulated deficit of $345.0 million. Further, our product revenue declined quarter over quarter during 2001, as follows: $18.6 million in the first quarter, $10.5 million in the second quarter, $5.0 million in the third quarter and $1.5 million in the fourth quarter. We intend to increase our research and development, sales and marketing, and administrative expenses over time. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, intellectual property and deferred stock compensation, which will serve to increase our net losses further. Our net revenue must increase substantially if we are to achieve profitability. We cannot assure you that our revenue will begin to increase, or that we may ever achieve profitability. Even if we achieve profitability, we might not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Depend Upon Increasing Demand for Our Crusoe Microprocessors.

      We expect to derive virtually all of our revenue for the foreseeable future from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. Since September 2000 we have recognized substantially all of our revenue from sales of our Crusoe microprocessors. Therefore, our future operating results will depend on the demand for Crusoe products by existing and future customers. If our Crusoe microprocessors are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance our Crusoe products in a timely manner, demand for our products may fail to increase, or may diminish such was the case in the third and fourth quarters of 2001 where revenues declined quarter over quarter as a result of manufacturing difficulties which delayed us from shipping our new products in high volumes. If demand for our Crusoe products does not increase, our revenue will not increase and the value of an investment in our common stock would likely decline substantially.

We Are Subject to General Economic and Market Conditions.

      Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

If We Experience Continued Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

      We are currently producing our products using a new .13 micron manufacturing process, rather than the established .18 micron process. This transition involved redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to smaller geometry process technologies and other new manufacturing processes have led to delays in product deliveries and increased expenses. In particular, we experienced difficulties in bringing our products into high volume production and distribution. As a result, in part, of these delays, our product revenue in 2001 declined from $10.5 million in the second quarter to $5.0 million in the third quarter and then to $1.5 million in the fourth quarter. In addition, if we experience continued delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. Further, problems associated with manufacturing processes divert engineering personnel from product development and other tasks.

Our Future Revenue Depends Upon Our Ability to Penetrate the Notebook Computer Market.

      Our success depends upon our ability to sell our Crusoe microprocessors in volume to the small number of OEMs that manufacture notebook computers. Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our Crusoe products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, OEMs must design new products to utilize different microprocessors such as our Crusoe products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/ output system software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market, we would likely never achieve revenue sufficient to sustain our business and the value of an investment in our common stock would likely decline significantly.

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

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

      The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998. A general downturn in the semiconductor industry has occurred in 2001 and is expected to continue through at least a significant portion of 2002. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

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

      In addition, our results could fluctuate from quarter to quarter due to factors in our industry that are outside of our control, including the following factors:

•	the timing, rescheduling or cancellation of customer orders;

•	the varying length of our sales cycles;

•	the availability and pricing of competing products and technologies, and the resulting effect on sales and pricing of our products;

•	the availability and pricing of products that compete with products that incorporate our micro processors;

•	fluctuations in the cost and availability of complementary components that our customers require to build systems that incorporate our products;

•	fluctuations in the cost and availability of raw materials, such as wafers, chip packages and chip capacitors;

•	the rate of adoption and acceptance of new industry standards in our target markets;

•	seasonality in some of our target markets;

•	changes in demand by the end users of our customers’ products;

•	variability of our customers’ product life cycles; and

•	economic and market conditions in the semiconductor industry and in the industries served by our customers.

      A large portion of our expenses, including rent, salaries and capital leases, is fixed and difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. We make many shipments of our products at or near the end of the fiscal quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to a shortfall in expected revenue.

We Might Not Be Able to Execute on Our Business Plan if We Lose Key Management or Technical Personnel, on Whose Knowledge, Leadership and Technical Expertise We Rely, or if We Fail to Work Effectively With New Members of Our Management Team.

      Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. During 2001, we had significant turnover in senior management. In October 2001, our chairman, Murray A. Goldman, assumed management duties as chief executive officer, and R. Hugh Barnes assumed management duties as president and chief operating officer. Although Dr. Goldman and Mr. Barnes have served on our Board of Directors since 1998, they have only recently assumed these management roles. Also in October 2001, Fred Brown joined us as senior vice president of worldwide sales. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

The Price of our Common Stock Has Been Volatile and is Subject to Wide Fluctuations.

      The market price of our common stock has been volatile and is likely to remain to be subject to wide fluctuations in the future. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.

      In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline during 2000 and 2001 and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have recently been sued in several purported securities class action lawsuits. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

      The market for microprocessors is dominated by established firms and subject to rapid technological change. We have not yet succeeded in selling our products to companies based in the U.S., where we face particularly strong competitive pressure. We believe that such pressure is increasing worldwide. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower our prices of our products in order to increase or maintain market share, which would likely increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from providers of x86 compatible microprocessors from Intel for the high-density server market.

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

      Sales to four customers in the aggregate accounted for 71% of net revenue in 2001. These customers are located in Japan and Taiwan, which subjects us to economic cycles in those countries. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

If We Fail to Forecast Demand for Our Products Accurately, We Could Lose Sales and Incur Inventory Losses.

      Because we only introduced our products in January 2000 and did not start volume shipments of commercial products until September 2000, we have little historical information about demand for our products. Many shipments of our products are made near the end of the fiscal quarter, which also makes it difficult to estimate demand for our products. We expect that the demand for our products will depend upon many factors and be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce a larger number of products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand could cause problems in our operations.

      The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second and third quarters of 2001, we recorded a net charge of $25.6 million to cost of product revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products may decrease. If demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

Our Dependence on TSMC to Fabricate Wafers Limits Our Control Over the Production, Supply and Delivery of Our Products.

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

TSMC May Not Achieve Acceptable Manufacturing Yields, Which Could Increase the Cost and Reduce the Supply of Our Products.

      The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields. During 2001, we experienced yield problems as we migrated our manufacturing processes to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of slower products and insufficient inventory of faster products, depending upon customer demand. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems have in the past and could in the future hamper our ability to deliver our products to our customers in a timely manner.

Our Dependence on ASE to Provide Assembly and Test Services Limits Our Control Over Production Costs and Product Supply.

      We rely on ASE for substantially all of our assembly and test services. As a result, we do not directly control our product delivery schedules. This lack of control could result in product shortages, which could increase our costs or delay delivery of our products. We do not have a contract with ASE for test and assembly services, and we typically procure these services from ASE on a per order basis. ASE could cease to perform all of the services that we require, or could change the terms upon which it performs services for us. Therefore, we may not be able to obtain assembly and testing services for our products on acceptable terms, or at all. If we are required to find and qualify alternative assembly or testing services, we could experience delays in product shipments, increased product costs or a decline in product quality.

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

If We Fail to Establish and Maintain Relationships With Key Participants in Our Target Markets, We May Have Difficulty Selling Our Products.

      In addition to our customers, we will need to establish and maintain relationships with companies that develop technologies that work in conjunction with our microprocessors. These technologies include operating systems, basic input/ output systems, graphics chips, dynamic random access memory, or DRAM, and other hardware components and software that are used in computers. If we fail to establish and maintain these relationships, it would be more difficult for us to develop and market products with features that address emerging market trends.

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

      Our ability to implement our business plan in a rapidly evolving market requires an effective planning and management process. Until 2000, we focused primarily on the development of our products. During 2001, we focused on wafer fabrication and volume production of our products. We plan to continue to increase the scope of our operations and the size of our direct sales force domestically and internationally. We expect to expand our facilities in proportion to any expansion in the number of our employees. Any such growth could place a significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will need to continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we fail to manage our growth effectively, our employee-related costs and employee turnover could increase.

Our Lengthy and Variable Sales Cycles Make It Difficult for Us to Predict When and if a Design Win Will Result in Volume Shipments.

      We depend upon other companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Thus our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range from six to twelve months from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers’ products. If our customers cancel projects or change product plans, we could lose anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will ultimately be introduced or will, if introduced, be commercially successful.

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

      Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others. In addition, leading companies in the semiconductor industry have extensive intellectual property portfolios with respect to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We expect that we may become subject to infringement claims as the number of products and competitors in our target markets grows and the functionality of products overlaps. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources.

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

      Our pending patent and trademark applications may not be approved. Our patents, including any patents which may result from our patent applications may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

We Will Not Be Able to Grow Our Business if We Are Unable to Hire, Train and Retain Additional Sales, Marketing, Operations, Engineering and Finance Personnel.

      To grow our business successfully and maintain a high level of quality, we will need to recruit, train, retain and motivate additional highly skilled sales, marketing, engineering and finance personnel. We will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. In addition, as a company focused on the development of complex products, we will need to hire additional engineering staff of various experience levels in order to meet our product roadmap. We may not be able to hire on a timely basis a sufficient number of skilled employees, which could lead to delays in product deliveries ore the development of new products. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have difficulty recruiting potential employees and retaining our key personnel if prospective or current employees perceive the equity component of our compensation package to be less valuable than that of other employers.

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

We Plan to Expand Our International Operations, and the Success of Our International Expansion Is Subject to Significant Uncertainties.

      We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell a significant portion of our products to customers in Asia. As part of our international expansion, we have personnel in Taiwan and in Japan, who provide sales and customer support. In addition, we have appointed a distributor to sell products in Taiwan, Hong Kong and China. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

Our Certificate of Incorporation and Bylaws, Stockholder Rights Plan and Delaware Law Contain Provisions That Could Discourage or Prevent a Takeover, Even if an Acquisition Would Be Beneficial to Our Stockholders.

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

      In addition, the stockholder rights, which we implemented in 2002 and Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.

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

      We believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

•	fund more rapid expansion;

•	fund additional marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	fund working capital if our revenue does not increase, or declines;

•	hire additional personnel;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2001, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 3.5%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

      The table below presents principle amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2001 (in thousands):

	2002	2003	Thereafter	Total	Fair Value

Cash equivalents	$55,808	—	—	$55,808	$55,808
Average rate	2.4%	—	—	2.4%
Short term investments	$124,171	$59,050	—	$183,221	$183,941
Average rate	4.35%	4.51%	—	4.42%

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

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following financial statements are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Transmeta Corporation

      We have audited the accompanying consolidated balance sheets of Transmeta Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

January 14, 2002
except for Note 14, as to which
the date is March 25, 2002

TRANSMETA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except for
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,747	$259,744
Short-term investments	183,941	83,358
Accounts receivable, net	1,749	3,298
Inventories	1,388	15,453
Prepaid expenses and other current assets	7,091	7,821

Total current assets	251,916	369,674
Property and equipment, net	11,622	10,482
Deferred charges under license agreements, net	—	26,097
Loans to founders	—	5,446
Patents and patent rights, net	43,469	—
Other assets	2,017	837

Total assets	$309,024	$412,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,421	$7,237
Accrued compensation and related compensation liabilities	5,129	2,215
Other accrued liabilities	6,553	7,926
Current portion of long-term payables	15,000	4,000
Current portion of long-term debt and capital lease obligations	2,661	5,292

Total current liabilities	34,764	26,670
Deposits received under subleasing agreements	—	138
Long-term payables, net of current portion	28,904	17,766
Long-term debt and capital lease obligations, net of current portion	391	3,046
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2001 and 2000.	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 160,000,000.
Issued and outstanding shares — 132,234,558 in 2001 and 130,418,928 in 2000.	603,464	589,220
Treasury stock — 796,875 shares in 2001, none in 2000.	(2,439)	—
Notes receivable from stockholders	—	(17,752)
Deferred stock compensation	(11,818)	(32,988)
Accumulated other comprehensive income	720	147
Accumulated deficit	(344,962)	(173,711)

Total stockholders’ equity	244,965	364,916

Total liabilities and stockholders’ equity	$309,024	$412,536

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except for per share data)
Revenue:
Product	$35,590	$16,180	$76
License	—	—	5,000

Total revenue	35,590	16,180	5,076
Cost of product revenue	48,694	9,461	18

Gross profit	(13,104)	6,719	5,058

Operating expenses:
Research and development(1)	67,639	61,415	33,122
Purchased in-process research and development	13,600	—	—
Selling, general and administrative(2)	35,460	27,045	12,811
Amortization of deferred charges, patents and patent rights	17,556	10,416	218
Impairment write-off of deferred charges	16,564	—	—
Stock compensation	20,954	13,056	—

Total operating expenses	171,773	111,932	46,151

Operating loss	(184,877)	(105,213)	(41,093)
Interest and other income	14,686	9,174	2,456
Interest expense	(1,060)	(1,666)	(1,952)

Loss before income taxes	(171,251)	(97,705)	(40,589)
Provision for income taxes	—	—	500

Net loss	$(171,251)	$(97,705)	$(41,089)

Net loss per share — basic and diluted	$(1.33)	$(2.18)	$(1.51)

Weighted average shares outstanding — basic and diluted	129,002	44,741	27,236

(1)	Excludes $10,298 and $5,557 of stock compensation for the year ended December 31, 2001 and 2000, respectively.

(2)	Excludes $10,656 and $7,499 of stock compensation for the year ended December 31, 2001 and 2000, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
	Convertible			Receivable	Deferred	Other		Total
	Preferred	Common	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stock	Stockholders	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Balance at December 31, 1998	$58,149	$1,761	$—	$(961)	$—	$—	$(34,917)	$24,032
Issuance of 7,692,500 shares of Series F convertible preferred stock to investors for cash at $10.00 per share, net of issuance costs of $94,000	76,831	—	—	—	—	—	—	76,831
Issuance of 20,000 shares of common stock to consultants in connection with Series F financing	—	35	—	—	—	—	—	35
Embedded beneficial conversion feature of the amended convertible note	—	3,216	—	—	—	—	—	3,216
Issuance of 4,276,424 shares of common stock to employees under option exercises, net of repurchases	—	2,154	—	(2,110)	—	—	—	44
Issuance of warrants to purchase 68,000 shares of common stock in connection with consulting agreement	—	17	—	—	—	—	—	17
Other comprehensive (loss) — unrealized loss on available-for-sale investments, net	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(41,089)	(41,089)

Comprehensive loss	—	—	—	—	—	—	—	(41,092)

Balance at December 31, 1999	134,980	7,183	—	(3,071)	—	(3)	(76,006)	63,083
Issuance of 7,040,000 shares of Series G convertible preferred stock to investors for cash at $12.50 per share, net of issuance costs of $58,000	87,942	—	—	—	—	—	—	87,942
Issuance of 14,950,000 shares of common stock in initial public offering, net of issuance costs of $24.4 million	—	289,638	—	—	—	—	—	289,638
Conversion of preferred stock into 73,174,342 shares of common stock	(222,922)	222,922	—	—	—	—	—	—
Issuance of 5,312,768 shares of common stock to employees under option exercises, net of repurchases	—	15,225	—	(14,681)	—	—	—	544
Issuance of 80,000 shares of common stock upon exercise of a warrant	—	50	—	—	—	—	—	50
Stock compensation in connection with severance arrangement	—	945	—	—	—	—	—	945
Issuance of warrants to purchase 8,000 shares of common stock in connection with consulting agreement	—	30	—	—	—	—	—	30
Issuance of 1,200,000 shares of common stock to a development partner	—	6,750	—	—	—	—	—	6,750
Issuance of 1,200,000 shares in connection with the conversion of a note	—	433	—	—	—	—	—	433
Stock compensation	—	46,044	—	—	(46,044)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	13,056	—	—	13,056
Other comprehensive income — unrealized gain on available-for-sale investments, net	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(97,705)	(97,705)

Comprehensive income/(loss)	—	—	—	—	—	—	—	(97,555)

Balance at December 31, 2000	—	589,220	—	(17,752)	(32,988)	147	(173,711)	364,916
Issuance costs related to issuance of shares of common stock in initial public offering	—	(256)	—	—	—	—	—	(256)
Issuance of 1,995,457 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	—	2,371	—	—	—	—	—	2,371
Issuance of 798,649 shares of common stock in connection with the purchase of patents and patent rights	—	13,813	—	—	—	—	—	13,813
Issuance of 618,817 shares of common stock in connection with net warrant exercises	—	170	—	—	—	—	—	170
Stock compensation in connection with employee severance arrangement	—	75	—	—	—	—	—	75
Issuance of 1,000,000 shares in connection with the purchase of in-process research and development	—	13,600	—	—	—	—	—	13,600
Stock compensation	—	(1,960)	—	1,744	21,170	—	—	20,954
Purchase of 796,875 shares of treasury stock in exchange for cancellation of shareholder notes	—	—	(2,439)	2,439	—	—	—	—
Reduction of shareholder notes relating to termination of officers and application of non-recourse accounting to remaining notes	—	(13,569)	—	13,569	—	—	—	—
Other comprehensive income — unrealized gain on available-for-sale investments, net	—	—	—	—	—	573	—	573
Net loss	—	—	—	—	—	—	(171,251)	(171,251)

Comprehensive income/ (loss)	—	—	—	—	—	—	—	(170,678)

Balance at December 31, 2001	$—	$603,464	$(2,439)	$	$(11,818)	$720	$(344,962)	$244,965

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(171,251)	$(97,705)	$(41,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	20,954	13,056	—
Depreciation	6,494	6,091	5,275
Amortization of other assets	190	—	—
Fair value of equity instruments issued for services	170	30	52
Stock compensation in connection with severance agreement	75	945	—
Amortization of deferred charges, patents and patent rights	17,556	10,416	218
Impairment write-off of deferred charges	16,564	—	—
Accretion of interest payable to a development partner	—	45	45
Write-off of purchased in-process research and development	13,600	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,549	(3,298)	114
Inventories	14,065	(15,453)	—
Prepaid expenses and other current assets	730	(6,209)	(1,145)
Other non-current assets	(904)	—	—
Accounts payable and accrued liabilities	(275)	13,532	40
Deposits received under subleasing agreements	(138)	(93)	132

Net cash used in operating activities	(80,621)	(78,643)	(36,358)

Cash flows used in investing activities:
Purchase of available-for-sale investments	(255,610)	(526,218)	(57,312)
Proceeds from sale or maturity of available-for-sale investments	155,600	462,811	37,510
Change in restricted cash	—	—	1,990
Purchase of property and equipment	(7,634)	(8,036)	(1,323)
Loans to founders	5,446	(5,250)	—
Payment to development partner	(3,500)	(5,000)	—
Purchase of patents and patent rights	(12,041)	—	—
Other assets	(466)	(326)	(79)

Net cash used in investing activities	(118,205)	(82,019)	(19,214)

Cash flows from financing activities:
Net proceeds from issue of preferred stock	—	87,942	76,831
Net proceeds from initial public offering of common stock	(256)	289,638	—
Common stock issued under stock option plans and employee stock purchase programs	2,371	544	44
Issuance of common stock upon exercise of a warrant	—	50	—
Proceeds from debt and capital lease obligations	—	1,248	2,773
Repayment of debt and capital lease obligations	(5,286)	(5,661)	(3,665)
Repayment of borrowings under line of credit	—	—	(1,575)

Net cash provided by/(used in) financing activities	(3,171)	373,761	74,408

Change in cash and cash equivalents	(201,997)	213,099	18,836
Cash and cash equivalents at beginning of period	259,744	46,645	27,809

Cash and cash equivalents at end of period	$57,747	$259,744	$46,645

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$908	$1,534	$1,846
Cash paid for taxes	—	1	500
Supplemental disclosure of non-cash financing and investing activities:
Issuance of warrants	—	30	17
Issuance of common stock in connection with net exercise of warrants	170	—	—
Issuance of common stock to consultants in connection with Series F financing	—	—	35
Issuance of common stock to employees for notes receivable	40	14,817	2,123
Issuance of common stock upon conversion of a note payable to development partner	—	433	—
Issuance of common stock in connection with purchase of patent and patent rights	13,813	—	—
Issuance of common stock in connection with purchased in-process research and development	13,600	—	—
Issuance of common stock in connection with license agreement	—	6,750	—
Purchase of treasury stock in exchange for cancellation of shareholder notes	2,439	—	—
Issuance of payable to development partner	—	5,000	18,927

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview

     The Company

      Transmeta Corporation (Transmeta or the Company) develops and sells software-based microprocessors and develops additional hardware and software technologies that enable computer manufacturers to build mobile Internet computers, which are portable computing and communication devices that are compatible with PC software and deliver the high performance required to run standard PC and Internet applications while also offering long battery life.

      Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995, and was principally engaged in research and development, marketing, sales, raising capital, establishing sources of supplies, commencing production and building its management team through January 2000. Substantially all of Transmeta’s revenue was derived from technology license agreements with development partners prior to this period. In January 2000, the Company introduced its Crusoe family of microprocessors and subsequently began to recognize product revenue from sales of microprocessor products, prototypes and development systems.

     Reincorporation

      Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation. Share capital information for all periods has been retroactively adjusted to reflect the par value of common and preferred stock and amounts of additional paid-in-capital.

     Fiscal Year

      Transmeta changed its fiscal year-end during 1999 to end on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks and ended on December 28, December 29 and December 31, respectively.

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

      Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable from customers. Substantially all of the Company’s cash equivalents are invested in highly liquid money market funds and commercial securities with high-quality financial institutions in the United States. Short-term investments consist of U.S. government and commercial bonds and notes.

      During 2001 and 2000, Transmeta sold its products principally to original equipment manufacturers and their subcontract manufacturers. During 1999, Transmeta’s revenues were comprised almost entirely of license revenue from Toshiba in connection with their technology license agreement (see note 3). The following customers accounted for more than 10% the Company’s product revenue for the years indicated; Sony Electronics accounted for 30% of product revenue in 2001 and 60% in 2000; Fujitsu accounted for 12% of product revenue in 2001 and 28% in 2000; Toshiba accounted for 18% of product revenue in 2001; and

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Siltrontech Electronics Corporation accounted for 11% of product revenue in 2001. Revenue from Toshiba and Siltrontech in 2000 was less than 10% each. Siltrontech is the exclusive distributor of the Company’s products in Asia. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and does not generally require collateral.

      The Company currently relies exclusively on Taiwan Semiconductor Manufacturing Co. (TSMC) to fabricate its wafers and on Advance Semiconductor Engineering (ASE) to provide assembly and test services.

2.     Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include sales returns and allowances, inventory valuation, long-lived asset valuation, fair value of stock compensation, accruals and income tax valuation allowances.

     Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     Revenue Recognition

      Transmeta generally recognizes revenue from product sales upon transfer of title to its customers, typically upon shipment. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically shipment.

      Transmeta recognizes license revenue from technology license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees. License revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company. Transmeta recognized license revenue of $5.0 million from Toshiba in 1999 in connection with technology license agreements (see Note 3). No license revenue was recognized during 2001 or 2000. Transmeta does not expect to record license revenue in future periods.

     Comprehensive Income/(Loss)

      Comprehensive loss was $170.7 million for 2001 compared to $97.6 million for 2000. Total comprehensive loss for 2001 and 2000 includes $720,000 and $147,000, respectively, of other comprehensive income due to unrealized gains on available-for-sale investments. Increases in other comprehensive income are due to larger average cash balances as a result of the Company’s initial public offering, which closed in November 2000.

     Cash Equivalents and Short-term Investments

      Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less are classified as cash equivalents. Debt securities with maturities greater than three months and remaining

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities less than one year are available-for-sale and are classified as short-term investments. Securities with maturity dates greater than one year are also classified as short-term investments as they are considered to be available-for-sale securities. Transmeta’s policy is to minimize principal risk by investing in high credit-quality financial instruments.

      All of Transmeta’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Fair values of cash and cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest income or expense.

     Fair Values of Financial Instruments

      The fair values of Transmeta’s cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of those instruments.

      The fair values of short-term and long-term capital lease obligations are estimated based on current interest rates available to Transmeta for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

     Accounts Receivable

      Transmeta performs periodic credit evaluations of its open account customers’ financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. At December 31, 2001 and 2000 Transmeta did not have an allowance for doubtful accounts nor did the Company write off any bad debt during the year. At December 31, 2001 and 2000 net accounts receivable included a provision for sales returns of $34,000 and $711,000, respectively. Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2001 and 2000 are as follows:

	December 31,	December 31,
Customer	2000	2001

Sonic Blue	44%	0%
Fujitsu	20%	44%
Sony Electronics	16%	18%
Toshiba	12%	0%
Quanta Computer	0%	20%

     Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories, in thousands as of December 31, 2001 and 2000, were as follows:

	December 31,

	2001	2000

Work in progress	$838	$6,680
Finished goods	550	8,773

	$1,388	$15,453

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2001, Transmeta recorded a charge to cost of product revenue totaling $28.1 million. This amount includes $24.4 million related to excess inventory and related non-cancelable purchase commitments due to a sudden and significant decrease in actual and forecasted demand for specific products. In addition, the $28.1 million charge includes $3.7 million primarily related to the write-off of obsolete inventory and related estimated non-cancelable purchase commitments incurred during the second quarter of fiscal 2001. During the third quarter Transmeta recognized 100% gross profit on sales of $1.7 million relating to inventories that had been previously written off in the second quarter. In addition, during the third quarter the Company settled certain accrued purchase commitments at amounts less than originally accrued, resulting in $0.8 million of reduced cost to product revenues. Both of these items favorably impacted Transmeta’s gross margin during the third quarter.

     Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization have been provided on the straight-line method over the related asset’s estimated useful life ranging from three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term.

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

     Research and Development

      Costs to develop Transmeta’s products are expensed as incurred in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

      Transmeta accounts for software development costs in accordance with the FASB’s SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of certain software development costs once technological feasibility for the software component is established and research and development activities for the hardware component are completed. Based on Transmeta’s development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

     Income Taxes

      Transmeta accounts for income taxes in accordance with the FASB’s SFAS 109, “Accounting for Income Taxes” (SFAS 109), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Warranty

      Transmeta typically provides a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. Transmeta records a provision for estimated warranty costs upon shipment of its products. Warranty costs have been within management’s expectations to date and have not been material.

     Deferred Charges Under License Agreements and Related Payment Obligations

      Transmeta capitalized the cost of intangibles associated with license agreements with third-party developers and through the fourth quarter of 2001 amortized these assets on a straight-line basis over the life of the assets. During the fourth quarter of 2001 the Company assessed the value of these assets in accordance with its policies for the impairment of long-lived assets under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), and recorded a $16.6 million charge to reduce the carrying value of the deferred charges to zero, which was equal to the fair value (see Note 3). Payment obligations to IBM under the license agreement will continue in effect and the Company will accrete interest using the effective interest until the obligation is fully repaid.

     Segment Information

      Transmeta has adopted the FASB’s SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”. Transmeta operates solely in one segment, the development, marketing and sale of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales to customers based in Japan, Taiwan and the United States in 2001 accounted for 67%, 24% and 9% of product revenue, respectively. This compares to sales to customers based in Japan, Taiwan and the United States in 2000 accounting for 83%, 12% and 5% of product revenue, respectively. Product revenue in 1999 was insignificant.

     Advertising Expenses

      All advertising costs are expensed as incurred. To date, advertising costs have not been material.

     Stock-Based Compensation

      Transmeta accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations and has elected to follow the “disclosure only” alternative prescribed by the FASB’s SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28. Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

      Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force consensus 96-18. The assumptions used to value stock-based awards to consultants and vendors are similar to those used for employees except that a volatility of 0.80 was used (see Note 11 for pro forma disclosures of stock-based compensation pursuant to SFAS 123).

      Due to the resignation of certain officers and the treatment of the notes they issued to the Company in order to early exercise their options, the Company is accounting for all remaining shareholder notes that were issued to purchase shares of the Company’s common stock as if such notes had terms equivalent to

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-recourse notes. As a result, the Company recorded additional stock compensation expense to write-off all accrued interest related to the notes to its remaining shareholder notes and recorded an adjustment to its balance sheet to reduce common stock and reduce notes receivable from shareholders by the remaining amounts owed under the shareholder notes. This entry did not have a material impact on shareholders’ equity.

      In addition, under the terms of the outstanding shareholder notes, interest continues to accrue until the notes are paid. In assessing these notes as non-recourse, the underlying purchase price for the shares is not deemed to be fixed until the notes have been paid or otherwise settled. Accordingly, the Company determined that variable accounting is to be applied to these note arrangements as long as the notes remain outstanding. Under variable accounting, the Company records compensation expense for the vested shares for the excess, if any, of the current market value of the shares over the then current principle amount of the notes and accrued interest, determined separately for each outstanding shareholder note. This variable accounting resulted in the Company recording additional stock compensation expense in the fourth quarter of $2.5 million based on the market value of $2.22 per share for the Company’s common stock as of the end of fiscal 2001. During the remaining life of these outstanding shareholder notes, the Company’s reported stock compensation will be adjusted upward (expense) or downward (benefit) at each period end, based on the above stated formula.

     Net Loss Per Share

      Basic and diluted net loss per share is presented in conformity with the FASB’s SFAS 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less shares subject to repurchase.

     Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS 141 and SFAS 142 became effective on January 1, 2002 however, the adoption is not expected to have any material impact on the Company’s financial position or results of operations.

      In December 2001, the FASB issued SFAS 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 144). SFAS 144 supersedes SFAS 121 and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS 144 effective January 1, 2002. The Company does not believe the adoption of SFAS 144 will have a significant impact on its consolidated financial position or results of operations.

3.     Technology License Agreements

      In December 1997, Transmeta entered into a technology license agreement with IBM Corporation (IBM), which was amended in 1999 and again in 2000. The term of the original agreement was five years. In the first amendment, in November 1999, IBM relinquished certain of the worldwide license rights previously obtained in exchange for commitments by Transmeta. These commitments included a payment of $33.0 million to IBM in various installments through fiscal 2004.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The then net present value of the $33.0 million commitment (approximately $18.9 million) was recorded on the balance sheet as an element of deferred charges under license agreements with a corresponding liability. The liability is being accreted to its future value using the effective interest method at a rate of approximately 15% per annum and is being recorded as part of amortization of deferred charges, patents and patent rights. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. The future cash commitment to IBM at December 31, 2001 was as follows:

(In thousands)
Due on or before December 15,
2002	$6,000
2003	7,000
2004	16,000

Total payments	29,000
Less unamortized discounts	(7,969)

Present value as recorded on the balance sheet	$21,031

      The convertibility of IBM’s convertible promissory note, issued with the original agreement entered into in December 1997, was fixed at 1,200,000 shares of Transmeta’s common stock as part of the amended agreement. The fair value of the embedded beneficial conversion feature of the amended convertible promissory note was estimated to be $3.2 million based on the Black-Scholes method using a dividend yield of 0%, a risk-free interest rate of 6.35%, an expected life of four years and a volatility factor of 0.8. The fair value was recorded as a deferred charge under license agreements and was credited to common stock.

      On September 28, 2000, Transmeta and IBM agreed to a further amendment to the technology license agreement. IBM relinquished the right to receive certain contingent payments in exchange for a fixed commitment to pay $5.0 million, which was paid in two installments during the fourth quarter of 2000. This charge was recorded as a deferred charge under license agreements.

      In February 1998, Transmeta also entered into a similar technology license agreement with Toshiba Corporation (Toshiba). In February 2000, Transmeta and Toshiba amended their technology license agreement and Toshiba relinquished certain of their worldwide license rights previously obtained from Transmeta in exchange for 1,200,000 shares of Transmeta common stock. The then current value of the common stock, $6.8 million, was recorded on the balance sheet as a deferred charge under license agreements.

      Through the fourth quarter of 2001, the deferred charges under license agreements have been amortized on a straight-line basis over the remaining period of the original license agreements. During the fourth quarter of 2001, as part of the Company’s routine procedures and due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value its long-lived assets to be held and used. The assessment was performed in connection with the Company’s internal policies and pursuant to SFAS 121 because of the significant negative industry and economic trends and particularly because of the Company’s delayed shipments due to difficulties in bringing our new products into high volume distribution, which significantly affected the Company’s operations and expected future operating cash flows. The conclusion of that assessment was that future cash flows did not exceed the carrying value of all long-lived assets. As a result, during the fourth quarter of 2001, the Company recorded a charge of $16.6 million to write-off such deferred charges under license agreements based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined to be zero, and was based on future cash flows for the company as a whole. The assumptions supporting the estimated future cash flows reflect management’s best estimates. Although the asset was impaired, the associated liability is in effect and will continue to accrete interest until the final payment is made, which is due in 2004.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair values of fixed assets and patents and patent rights were assessed to be approximately equal to or in excess of their current carrying values and no impairment loss was required.

4.     Cash Equivalents and Short-Term Investments

      All cash equivalents and short-term investments as of December 31, 2001 and 2000 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
As of December 31, 2001:
Money market funds	$52,015	$—	$—	$52,015
Federal agency discount notes	30,000	16	—	30,016
Commercial paper	157,014	704	—	157,718

Total available-for-sale securities	$239,029	$720	$—	$239,749

Less amounts classified as cash equivalents				(55,808)

Total short-term investments				$183,941

As of December 31, 2000:
Money market funds	$101,488	$—	$—	$101,488
Commercial paper	185,646	82	—	185,728
Medium term notes	57,955	178	113	58,020

Total available-for-sale securities	$345,089	$260	$113	$345,236

Less amounts classified as cash equivalents				(261,878)

Total short-term investments				$83,358

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value

	(In thousands)
As of December 31, 2001:
Amounts maturing within one year	$179,979	$180,388
Amounts maturing after one year, within five years	$59,050	$59,361

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Furniture and fixtures	$2,466	$1,537
Computer equipment	18,683	14,494
Computer software	9,746	8,878
Leasehold improvements	2,857	1,209

	33,752	26,118
Less accumulated depreciation and amortization	(22,130)	(15,636)

Total	$11,622	$10,482

6.     Patents and Patent Rights

      Patents and patent rights for microprocessor technology were acquired from Seiko Epson (Epson) and others in fiscal 2001. Under the patent and patent rights agreement with Epson, in May 2001, Transmeta agreed to pay Epson a combination of $30 million cash and shares of the Company’s common stock valued at $10 million based upon the average of the closing stock price over a defined period. The Company paid Epson $7.5 million in cash and 766,930 shares of the Company’s unregistered common stock in May 2001. The number of shares issued to Epson was calculated in accordance with the agreement; however for accounting purposes the value of the shares was determined using the closing price on the issuance date, or $14.10, resulting in a recorded value of $10.8 million. The Company recorded total consideration of $38.1 million consisting of $10.8 million of Transmeta common stock, $26.8 million as the net present value of future payments and $0.5 million of acquisition costs on the balance sheet as an element of patents and patent rights.

      Patent and patent rights are amortized on a straight-line basis over their expected life of seven years. The present value of future cash payments due Epson and others in 2003 and 2004 (currently $13.9 million as of December 31, 2001) accrete interest using an effective interest methodology at 10% per annum. Total amortization for patents and patent rights during 2001 was approximately $4.5 million. Total commitments for patents and patent rights to Epson and others are as follows:

(In thousands)
2002	$9,000
2003	9,000
2004	7,500

Total payments	25,500
Less unamortized discounts	(2,627)

Present value as recorded on the balance sheet	$22,873

7.     Purchased In-process Research and Development

      In April 2001, Transmeta licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for its future products and technology initiatives. As consideration for the technology rights licensed under the agreement, the Company issued 1,000,000 unregistered shares of its common stock valued at $15.0 million based upon the average closing price of the Company’s stock prior to issuance; however, for accounting

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that are currently in research and development and are not anticipated to be commercially available before late 2002.

8.     Leases and Commitments

Operating Leases

      Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $4.9 million in 2001, $5.6 million in 2000 and $5.3 million in 1999.

      During 2001, 2000 and 1999 Transmeta subleased a portion of its facilities. A single sublease remains, but expires in 2002. Sublease income was $547,000 in 2001, $1.2 million in 2000 and $1.1 million in 1999. Future minimum rentals to be received under the sublet facilities during 2002 are expected to be $125,000.

Capital Leases

      Transmeta finances certain equipment under noncancelable lease agreements subsequent to original purchase that are accounted for as capital leases.

      The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $4.4 million at 2001 and $9.8 million in 2000. The decrease from 2000 to 2001 was due to several lease arrangements terminating during 2001. Related accumulated depreciation was $3.7 million in 2001 and $7.7 million in 2000. At December 31, 2001, future minimum payments for noncancelable capital lease and operating lease obligations were as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years ending December 31,
2002	$1,879	$3,970
2003	387	4,216
2004	—	4,241
2005	—	4,393
Thereafter	—	11,625

Total minimum lease payments	2,266	$28,445

Less amount representing interest	(195)

Present value of capital lease obligations	2,071
Less current portion	(1,711)

Non-current portion	$360

Commitments

      Transmeta’s foundry relationship with TSMC allows the Company to cancel all outstanding purchase orders, but requires Transmeta to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2001, TSMC had incurred approximately $1.2 million of manufacturing expenses on the Company’s outstanding purchase orders.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Debt

      Transmeta issued promissory notes to financing companies in the principal amounts of $1.4 million in 1999, which mature through January 2003. These notes bear interest at 10.5% and are secured by certain tangible assets with an aggregate net book value of approximately $78,000 as of December 31, 2002. No notes were issued during 2001 or 2000. In connection with the notes, Transmeta issued to the note holders warrants to purchase 735,032 shares of common stock. Warrants to purchase 685,032 shares of common stock were issued with an exercise price of $1.25 and expire between March 2004 and April 2008. Warrants to purchase 50,000 shares of common stock were issued with an exercise price of $3.00 and expire in May 2005. These warrants were assigned an aggregate value of $78,000 on the basis of Black-Scholes valuation models using the contractual lives ranging from six to ten years and a volatility of 0.80. The value of the warrants was recorded as a discount against the respective borrowings and is being amortized over the respective terms of the notes. The amount of discount accreted and recorded as interest expense for the years ended December 31, 2001, 2000 and 1999 was $7,000, $26,000 and $26,000, respectively.

      At December 31, 2001, aggregate future minimum principal payments on the obligations described above were as follows:

(In thousands)
Years ending December 31,
2002	$950
2003	31

Total minimum principal payments	981
Less current portion	(950)

Non-current portion	$31

10.     Stockholders’ Equity

      In November 2000, the Company completed its initial public offering (“the offering”) of 14,950,000 shares (including 1,950,000 shares in connection with the exercise of the underwriters’ over-allotment option) at a price to the public of $21.00 per share. Upon consummation of the offering, all outstanding shares of the Company’s non-cumulative convertible preferred stock were automatically converted into an aggregate of 73,174,342 shares of common stock. As of December 31, 2001 and 2000 there were no preferred shares outstanding.

Common Stock Reserved for Issuance

      Shares reserved for future issuance are as follows:

	December 31,

	2001	2000

Warrants outstanding	1,046,228	1,688,068
Options outstanding	21,839,209	16,586,546
Employee Stock Purchase Plan	2,979,321	2,000,000
Future option grants	6,696,841	6,974,000

	32,561,599	27,248,614

Shares subject to repurchase	1,484,747	5,855,413

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Warrants

      Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2001:

		Exercise
	Number	Price
Issuance Date	of Shares	Per Share	Expiration Date

October 1995	60,196	$0.41	October 2005
April 1997	160,000	$1.25	March 2003
January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008
April 1998	320,000	$1.25	March 2004
May 1998	50,000	$3.00	May 2005
March 1999	68,000	$3.00	March 2004
February 2000	8,000	$5.00	February 2005
March 2001	15,000	$5.00	March 2005

Total number of shares	1,046,228

      All warrants have been valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 11) except that a volatility of 0.80 was used. Assigned values of $30,000 and $17,000 associated with these warrant issuances were recorded as common stock in 2000 and 1999, respectively and are being amortized as interest expense over the term of the agreement or the period the services are rendered. Costs associated with warrants issued during 2001 were deemed immaterial.

     Treasury Stock

      In connection with the resignation of two officers the Company purchased 796,875 mature vested shares with a market value of approximately $2.4 million held by the two officers in exchange for cancellations of a portion of shareholder notes held by the officers. (see note 11). Mature vested shares are shares that have been both vested and outstanding for over six months. As a result of this transaction, the Company has recorded $2.4 million as a contra-equity balance representing the market value of the treasury stock at the date the shares were acquired and the notes were cancelled.

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

      The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2001, there were no shares of preferred stock outstanding.

11.     Stock-Based Compensation

     2000 Equity Incentive Plan

      The 2000 Equity Incentive Plan (“the Plan”) was adopted in September 2000 and became effective November 6, 2000. The Plan serves as the successor to the 1997 Equity Incentive Plan, and authorizes the award of options, restricted stock and stock bonuses and provides for the grant of both incentive stock options (“ISO’s”) that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. The exercise price of the incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of the common stock on the date of grant. The maximum term of the options granted is ten years. During any calendar year, no person will be eligible to receive more than 4,000,000 shares, or 6,000,000 shares in the case of a new employee.

      Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 6,520,946 shares were added to the Plan in 2001. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 1,508,882 shares were also added to the Plan in 2001.

     Non-Plan Stock Option Grants

      Transmeta has from time to time granted options outside of its plans (“non-plan stock options”). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2001.

     Prior Equity Incentive Plans

      The 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan (the “Prior Plans”) provided for the grant to employees of ISOs and the grant to employees, directors and consultants of nonstatutory stock options. Options granted under the Prior Plans were designated as “ISO,” or “nonstatutory stock options” at the discretion of Transmeta, with exercise prices not less than the fair market value at the date of grant. Options granted under the Prior Plans generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years and expire ten years from the grant date.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Option Summary

      The following is a summary of the Company’s stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

	Options Outstanding

			Weighted	Weighted
	Shares		Average	Average
	Available	Number	Exercise	Grant Date
	for Grant	of Shares	Price	Fair Value

Balance at December 31, 1998	498,198	6,309,986	$0.31
Additional shares reserved	12,500,000	—
Options granted	(8,067,000)	8,067,000	$0.95	$0.25
Options exercised	—	(4,832,696)	$0.47
Options canceled	1,162,938	(849,330)	$0.56

Balance at December 31, 1999	6,094,136	8,694,960	$0.79
Additional shares reserved	16,046,000	—
Options granted	(15,579,600)	15,579,600	$5.96	$6.06
Options exercised	—	(6,028,857)	$2.60
Options canceled	413,464	(1,659,157)	$3.36

Balance at December 31, 2000	6,974,000	16,586,546	$4.72
Additional shares reserved	8,029,828	—
Options granted	(8,791,821)	8,791,821	$3.62	$3.62
Options exercised	—	(1,670,589)	$0.94
Options canceled	484,834	(1,868,569)	$5.15

Balance at December 31, 2001	6,696,841	21,839,209	$4.53

      The exercise prices for options outstanding and exercisable as of December 31, 2001 and their weighted average remaining contractual lives were as follows:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

As of December 31, 2001:
$0.13 - $ 2.50	5,847,460	8.2	$1.13	2,148,691	$0.65
$2.60 - $ 3.11	5,823,609	9.4	$3.09	607,398	$3.06
$3.25 - $ 6.00	5,779,703	8.5	$5.30	2,157,732	$5.28
$6.18 - $32.06	4,388,437	8.8	$9.94	1,153,659	$9.04

$0.13 - $32.06	21,839,209	8.7	$4.53	6,067,480	$4.15

2000 Employee Stock Purchase Plan

      Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Plan. In addition, the aggregate number of

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares reserved for issuance under the Plan will be increased automatically on January 1 of each year starting on January 1, 2002 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision shares in the Purchase Plan were increased by 1,304,189 shares. As of December 31, 2001, 324,868 shares had been issued under the Purchase Plan.

Deferred Stock Compensation

      Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of the options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the graded vesting method, over the four year vesting periods of the individual stock options. During 2001 and 2000, the Company recorded $16.6 million and $13.1 million, respectively, of net amortization expense related to deferred stock compensation.

Accounting for Stock-Based Compensation

      The Company has elected to follow APB Opinion 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion 25, the Company recognizes no compensation expense with respect to awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

      Notes Receivable from Stockholders. Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price Notes issued by employees to exercise stock options bear interest at rates ranging from 4.47% to 6.69% and have original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.

      Officer notes. In the fourth quarter of fiscal 2001, the employment of two officers terminated. In connection with the termination of their employment, the Company repurchased a total of 796,875 vested shares and 1,753,125 unvested shares held by these officers. These shares were originally issued in return for an aggregate of $8.0 million in recourse notes. As a result of the repurchase of these shares and the cancellation of the outstanding recourse notes and accrued interest, Transmeta recorded additional stock compensation expense of $1.2 million primarily to write-off accrued interest on the notes and an offsetting entry of $1.9 million to reverse stock compensation expense previously recognized on the unvested shares.

      Recourse notes held by other officers and employees. At the time the above two officer notes were cancelled, other recourse notes for a total of $8.2 million, including $0.7 million of accrued interest, were outstanding. Because the Company did not enforce the recourse provisions of the notes for the officers that resigned, which would have recouped all principal and interest, in the fourth quarter of 2001, the Company began to account for these remaining notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse.

      Transmeta will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of its stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2001, the Company had 1,682,368 shares that are subject to variable stock compensation at prices ranging from $0.13 to $1.25 per share. In the fourth quarter of fiscal 2001,

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transmeta recorded $2.5 million of variable stock compensation expense relating to these stock awards. In addition, the Company recorded additional stock compensation expense of $0.7 million to write-off all interest that had accrued under the other recourse notes. In the future, if the price of the Company’s stock increases $1 per share it will result in approximately $1.6 million of additional stock compensation expense, or if the stock decreases $1 per share it will result in a benefit (reduction) in stock compensation expense of approximately the same amount. Because variable stock compensation expense is calculated based on the current market value of the Company’s common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. The Company also has an additional 1,100,000 shares that are subject to variable accounting if its stock price increases above approximately $11.50 per share. However, the Company has a call option on these shares that they intend to exercise before the stock price exceeds $11.50 per share and they do not believe they will incur variable stock compensation on these shares.

      Because variable stock compensation expense is calculated based on the then current market value of the Company’s common stock, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. During the remaining life of the outstanding notes, the Company’s reported stock compensation will be adjusted upward (expense) or downward (benefit) at each period end using the methodology described above. Because variable stock compensation expense is calculated based on the then current market value of the Company’s common stock, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls.

      Fair value accounting for stock-based awards. The fair value for the Company’s stock-based awards is estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted in 2000 was determined based on estimated stock price volatility. Options granted prior to 2000 were determined based on the minimum value method. The weighted average assumptions used to determine fair value were as follows:

	Options			ESPP

	Years Ended			Years Ended
	December 31,			December 31,

	2001	2000	1999	2001	2000	1999

Expected volatility	1.1	0.8	N/A	1.3	N/A	N/A
Expected life of options in years	4	4	4	0.5	N/A	N/A
Risk-free interest rate	4.4%	6.5%	6.1%	3.8%	N/A	N/A
Expected dividend yield	0	0	0	0	N/A	N/A

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using graded vesting methodology. Pro forma information follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net loss
As reported	$(171,251)	$(97,705)	$(41,089)
Pro forma	$(189,945)	$(112,406)	$(41,601)
Net loss per share — basic and diluted
As reported	$(1.33)	$(2.18)	$(1.51)
Pro forma	$(1.47)	$(2.51)	$(1.53)

      The following table presents the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(171,251)	$(97,705)	$(41,089)

Basic and diluted:
Weighted average shares outstanding	132,779	51,016	33,154
Less: Weighted average shares subject to repurchase	(3,777)	(6,275)	(5,918)

Weighted average shares used in computing basic and diluted net loss per share	129,002	44,741	27,236

Net loss per share — basic and diluted	$(1.33)	$(2.18)	$(1.51)

      The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 22,885,437 shares of common stock in 2001, 18,274,614 in 2000 and 10,783,392 shares in 1999, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

      In connection with a severance agreement, the Company extended repayment terms of a note receivable secured by shares exercised from options previously granted. The Company remeasured the value of the options based upon the then fair value of the stock as determined by the Board of Directors. The resulting additional charge of $945,000 was expensed as compensation in 2000.

12.     Employee Benefit Plan

      Transmeta has an Employee Savings and Retirement Plan (the “Benefit Plan”) under Section 401(k) of the Internal Revenue Code for its eligible employees. The Benefit Plan is available to all of Transmeta’s employees who meet minimum age requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible earnings, subject to certain limitations. There have been no matching contributions by the Company under the Benefit Plan.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      The Company recorded tax provisions of $500,000 in 1999. These taxes were withheld from license revenue received from Toshiba in accordance with the United States-Japan tax treaty. No tax provision was recorded during 2001 and 2000. The Company has incurred operating losses in all periods that have not been tax benefited.

      Deferred income taxes reflect the net tax effect of operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and consist of:

	Years Ended December 31,

	2001	2000	1999

Federal operating loss carryforwards	$67,400	$43,600	$18,900
State operating loss carryforwards	5,400	5,400	2,200
Federal tax credit carryforwards	6,500	3,700	2,200
State tax credit carryforwards	3,300	2,000	1,450
Non-deductible reserves and capitalized expenses	29,600	4,040	960

	112,200	58,740	25,710
Less: Valuation allowance	(112,200)	(58,740)	(25,710)
Net deferred taxes	$—	$—	$—

      Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $53.4 million in 2001, $33.0 million in 2000 and $13.3 million in 1999.

      The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2021, if not previously utilized. The state operating loss and tax credit carryforwards will expire beginning in 2003, if not previously utilized. Utilization of the Company’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss being utilized.

14.     Legal Proceedings

      Between June 25, 2001 and the effective date, the Company, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California.(1) These actions were consolidated into a single action by a court order dated October 3, 2001. Plaintiffs filed their Consolidated Amended Complaint on December 20, 2001. The Consolidated Amended Complaint purports to be a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or otherwise acquired common

1 Hertzfeld, et al. v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.);Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-2614-EDL, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The Consolidated Amended Complaint alleges various violations of federal securities law, including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The Consolidated Amended Complaint further alleges that the Company and certain defendants made materially misleading statements or material omissions in various contexts, including the registration statement and prospectus for the initial public offering of the Company’s common stock on November 7, 2000. Plaintiffs seek unspecified damages, unspecified injunctive relief, interest, attorney and expert fees, and other litigation costs.

      On January 17, 2002, the Company timely filed a motion to dismiss all claims of the Consolidated Amended Complaint as to all defendants. On March 5, 2002, the court granted in part and denied in part the Company’s motion to dismiss the Consolidated Amended Complaint, and directed plaintiffs to file an amended pleading by March 22, 2002. Plaintiffs filed their Second Amended Complaint on March 22, 2002. The Company believes that the allegations in the Second Amended Complaint and the antecedent complaints are without merit and intends to defend the consolidated action vigorously. The Company intends to file a motion to dismiss the Second Amended Complaint in April 2002. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business, including our financial position, results of operations or cash flows.

      In addition, the Company and certain of its directors and officers have been named as defendants in two shareholder class actions filed in the United States District Court for the Southern District of New York: Schwarz v. Transmeta Corp., et al. (Case No. 01 CV 6492, S.D.N.Y.) and Robin v. Transmeta Corp., et al. (Case No. 01 CV 10060, S.D.N.Y.). By an order dated October 18, 2001, the court dismissed all claims against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. By an order dated January 15, 2002, the court in New York ordered that all matters in the Southern District of New York be consolidated in the Schwarz case. The Company believes that the allegations in the Schwarz and Robin complaints are without merit and intends to defend any consolidated action vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business, including our financial position, results of operations or cash flows.

      Between June 28, 2001 and the effective date, the directors and certain officers of the Company were sued in three purported shareholder derivative actions.(2) The three cases have been effectively consolidated in Santa Clara Superior Court by an order dated October 10, 2001. All three complaints are based upon the same general allegations set out in the purported shareholder class actions described above. The complaints allege that certain of the individual defendants sold shares of Transmeta Corporation common stock while in possession of material inside information, purportedly in breach of their fiduciary duties to the Company, and that the so-called Selling Defendants were aided and abetted by the other individual defendants. The complaints also allege “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations.

      By a stipulated order dated January 8, 2002, the Court ordered plaintiffs to file a consolidated amended complaint by April 29, 2002, and ordered that the defendants will have 45 days from the date of any such filing to answer or otherwise respond. Plaintiffs have propounded some limited discovery, which has been stayed by the same January 8 stipulated order until April 15, 2002. The Company believes that the allegations in these

2 Pereira v. David Ditzel, et al. (Case No. CV 799491) and Sweeney v. Mark Allen, et al. (Case No. CV 799667), both filed in Superior Court for Santa Clara County, California, and Krim v. David R. Ditzel, et al. (Case No. CV 418524), filed in Superior Court for San Mateo County, California, and later transferred to Santa Clara County pursuant to stipulated consolidation order.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purported derivative actions are also without merit and intends to challenge the complaints and defend the actions vigorously. Based upon information presently known to management, the Company does not believe that the ultimate resolution of these lawsuits will have a material adverse effect on its business, including our financial position, results of operations or cash flows.

15.     Subsequent Event

      On January 10, 2002, the Company entered a Rights Agreement, pursuant to which the Company’s Board of Directors declared a dividend of one stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was issued to stockholders of record on January 18, 2002. In addition, one Right shall be issued with each share of the Company’s common stock that becomes outstanding (i) between the record date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company, at a price of $21.00 per one one-hundredth of a share of that preferred stock, subject to adjustment. In addition, each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from the Company that number of shares of the Company’s Common Stock having a market value of two times the exercise price of the Right.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Quarterly Results of Operations (Unaudited)

      The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2000 and fiscal 2001. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands)
Revenue:
Product	$1,462	$5,027	$10,531	$18,570	$12,363	$3,459	$354	$4
Cost of product revenue	1,451	2,837	34,026	10,381	7,156	2,082	219	4

Gross profit	11	2,190	(23,495)	8,189	5,207	1,377	135	—

Operating expenses
Research and development	16,251	17,029	17,233	17,126	17,766	17,100	15,072	11,477
Purchased in-process research and development	—	—	13,600	—	—	—	—	—
Selling, general and administrative	8,835	8,775	8,860	8,990	8,561	7,037	5,781	5,666
Amortization of deferred charges, patent and patent rights	5,044	5,024	4,109	3,379	2,986	2,567	2,614	2,249
Impairment write-off of deferred charges	16,564	—	—	—	—	—	—	—
Stock compensation	5,131	4,046	5,650	6,127	5,949	3,967	2,014	1,126

Total operating expenses	51,825	34,874	49,452	35,622	35,262	30,671	25,481	20,518

Operating loss	(51,814)	(32,684)	(72,947)	(27,433)	(30,055)	(29,294)	(25,346)	(20,518)
Interest and other income	2,324	3,332	3,959	5,072	4,207	2,022	2,007	938
Interest expense	(218)	(232)	(265)	(345)	(393)	(397)	(426)	(450)

Net loss	$(49,708)	$(29,584)	$(69,253)	$(22,706)	$(26,241)	$(27,669)	$(23,765)	$(20,030)

Net loss per share	$(0.38)	$(0.22)	$(0.54)	$(0.18)	$(0.30)	$(0.82)	$(0.73)	$(0.67)

Weighted average shares outstanding	130,874	131,560	128,478	125,970	86,742	33,688	32,452	29,787

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the captions “Election of Directors,” “Executive Officers” and “Compliance under Section 16(a) of the Securities and Exchange Act of 1934” in our Proxy Statement for our May 2002 Annual Meeting.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our May 2002 Annual Meeting.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      This information required by this item is incorporated by reference to the caption “Principal Stockholders” in our Proxy Statement for our May 2002 Annual Meeting.

Item 13.     Certain Relationships and Related Transactions

      This information required by this item is incorporated by reference to the caption “Related Party Transactions” in our Proxy Statement for our May 2002 Annual Meeting.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules —

All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

      The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.

Exhibit
Number		Exhibit Title

4.02		Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03		Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04		Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01		Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02		1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03		1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04		2000 Equity Incentive Plan, incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement (File No. 333-77052) (the “S-8 Registration Statement”).**
10.05		2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.07 to the S-8 Registration Statement.**
10.06		Form of Option granted to Mark K. Allen and related documents. Incorporated by reference to Exhibit 10.06 to the IPO S-1.**
10.07		Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.08		Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.09		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.10		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.11		Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.12		Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.13		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.14		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.15	*	Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation.
10.16	*	Full Recourse, Unsecured Promissory Note, dated April 10, 2001, between Transmeta and James Chapman.**

Exhibit
Number		Exhibit Title

10.17	*	Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon.**
10.18	*	Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, Mark Allen and Mark K. Allen and Valerie Allen as Trustees of the Allen Living Trust Dated 9/29/92.**
10.19	*	Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, David Jensen and David P. Jensen and Debra A. Jensen as Trustees of the Jensen Family U/ D/ T Dated 4/23/97.**
10.20	*	Separation Agreement, dated as of December 11, 2001, between Transmeta and Mark Allen.
10.21	*	Separation Agreement, dated as of December 11, 2001, between Transmeta and David Jensen.
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01	*	Consent of Ernst & Young LLP, Independent Auditors.
24.01	*	Power of Attorney. See Signature Page.

*	Filed herewith.

**	Management contract or compensatory arrangement.

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

Merle A. McClendon
Chief Financial Officer

Dated:

POWER OF ATTORNEY

      By signing this Form 10-K below, I hereby appoint each of Murray A. Goldman and Merle A. McClendon, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Chief Executive Officer and Director [Principal Executive Officer]	3/25/02

/s/ MERLE A. MCCLENDON Merle A. McClendon	Chief Financial Officer and Secretary [Principal Financial Officer and Principal Accounting Officer]	3/25/02

/s/ R. HUGH BARNES R. Hugh Barnes	Director	3/25/02

Larry R. Carter	Director

/s/ DAVID R. DITZEL David R. Ditzel	Director	3/25/02

/s/ WILLIAM P. TAI William P. Tai	Director	3/25/02

/s/ T. PETER THOMAS T. Peter Thomas	Director	3/25/02

EXHIBIT INDEX

Exhibit
Number

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan, incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement (File No. 333-77052) (the “S-8 Registration Statement”).**
10.05	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.07 to the S-8 Registration Statement.**
10.06	Form of Option granted to Mark K. Allen and related documents. Incorporated by reference to Exhibit 10.06 to the IPO S-1.**
10.07	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.08	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.10	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.11	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.12	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**

Exhibit
Number

10.13		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.14		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.15	*	Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation.
10.16	*	Full Recourse, Unsecured Promissory Note, dated April 10, 2001, between Transmeta and James Chapman.**
10.17	*	Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon.**
10.18	*	Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, Mark Allen and Mark K. Allen and Valerie Allen as Trustees of the Allen Living Trust Dated 9/29/92.**
10.19	*	Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, David Jensen and David P. Jensen and Debra A. Jensen as Trustees of the Jensen Family U/D/T Dated 4/23/97.**
10.20	*	Separation Agreement, dated as of December 11, 2001, between Transmeta and Mark Allen.
10.21	*	Separation Agreement, dated as of December 11, 2001, between Transmeta and David Jensen.
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01	*	Consent of Ernst & Young LLP, Independent Auditors.
24.01	*	Power of Attorney. See Signature Page.

 * Filed herewith.

** Management contract or compensatory arrangement.