Form 10-Q
period 2002-03-31
TRANSMETA CORP
filed 2002-05-10
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [   ]

     There were 133,611,045 shares of the Company’s common stock, par value $0.00001 per share, outstanding on March 31, 2002.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	March 31,	December 31,
	2002	2001(1)

	(unaudited)
Current assets:
Cash and cash equivalents	$48,978	$57,747
Short-term investments	167,348	183,941
Accounts receivable, net	1,974	1,749
Inventories	3,185	1,388
Prepaid expenses and other current assets	7,030	7,091

Total current assets	228,515	251,916
Property and equipment, net	12,555	11,622
Patents and patent rights, net	41,757	43,469
Other assets	2,316	2,017

Total assets	$285,143	$309,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,212	$5,421
Accrued compensation and related compensation liabilities	4,185	5,129
Other accrued liabilities	7,865	6,553
Current portion of long-term debt and capital lease obligations	2,133	3,052
Current portion of long-term payables	15,000	15,000

Total current liabilities	35,395	35,155
Long-term payables, net of current portion	28,540	28,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	607,126	603,464
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(8,108)	(11,818)
Accumulated other comprehensive income	477	720
Accumulated deficit	(375,848)	(344,962)

Total stockholders’ equity	221,208	244,965

Total liabilities and stockholders’ equity	$285,143	$309,024

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net revenue	$4,147	$18,570
Cost of revenue	2,836	10,381

Gross profit	1,311	8,189
Operating expenses:
Research and development(1)	18,080	17,126
Selling, general and administrative(2)	7,934	8,990
Amortization of deferred charges, patents and patent rights	2,848	3,379
Stock compensation	4,804	6,127

Total operating expenses	33,666	35,622

Operating loss	(32,355)	(27,433)
Interest income	1,795	5,072
Interest expense	(304)	(331)

Loss before income taxes	(30,864)	(22,692)
Provision for income taxes	23	14

Net loss	$(30,887)	$(22,706)

Net loss per share — basic and diluted	$(0.23)	$(0.18)

Weighted average shares outstanding — basic and diluted	132,997	125,970

(1)	Excludes $1,980 and $3,660 in amortization of stock compensation for the three months ended March 31, 2002 and March 31, 2001, respectively.

(2)	Excludes $2,824 and $2,467 in amortization of stock compensation for the three months ended March 31, 2002 and March 31, 2001, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash used in operating activities	$(22,892)	$(31,082)

Cash flows (used in)/provided by investing activities:
Purchase of available-for-sale investments	(57,315)	(30,257)
Proceeds from sale or maturity of available-for-sale investments	73,666	22,512
Purchase of property and equipment	(2,377)	(2,908)
Partial payment of long-term obligation for purchased patents and patent rights	(1,500)	(4,000)

Net cash (used in)/provided by investing activities	12,474	(14,653)

Cash flows (used in)/provided by financing activities:
Expenses related to initial public offering of common stock	—	(256)
Common stock issued under stock option and ESPP plans	2,569	45
Repayment of debt and capital lease obligations	(920)	(1,391)

Net cash (used in)/provided by financing activities	1,649	(1,602)

Change in cash and cash equivalents	(8,769)	(47,337)
Cash and cash equivalents at beginning of period	57,747	259,744

Cash and cash equivalents at end of period	$48,978	$212,407

(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. The first quarters of fiscal 2001 and fiscal 2002 each consisted of 13 weeks. For ease of presentation, the accompanying condensed financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended

	March 31,	March 31,
	2002	2001

	(in thousands, except for per share amounts)
Basic and diluted:
Net loss	$(30,887)	$(22,706)

Basic and diluted:
Weighted average shares outstanding	133,342	131,083
Less: Weighted average shares subject to repurchase	(345)	(5,113)

Weighted average shares used in computing basic and diluted net loss per share	132,997	125,970

Net loss per share — basic and diluted	$(0.23)	$(0.18)

     The Company has excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 27,770,545 and 17,283,037 shares of common stock at March 31, 2002 and March 31, 2001, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Net Comprehensive Loss

     Net comprehensive loss was $31.1 million for the first quarter of fiscal 2002 compared to $22.2 million for the same period last year. Net comprehensive loss for the first quarter of fiscal 2002 includes $243,000 of accumulated comprehensive loss due to unrealized losses on available-for-sale investments, whereas net comprehensive loss for the first quarter of fiscal 2001 includes $700,000 of accumulated comprehensive income due to unrealized gains on available-for-sale investments.

4. Segment Information

     Transmeta operates solely in one segment, the development, marketing and selling of hardware and software technologies for the mobile computing market. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales to Japan, Taiwan and the United States in the first quarter of fiscal 2002 accounted for 92%, 6% and 2% of net revenue, respectively, compared to 56%, 27% and 17% for the respective countries for the same period last year. Sales to two customers accounted for 55% and 27%, respectively, of net revenue for the first quarter of fiscal 2002 compared to three customers accounting for 36%, 14% and 13%, respectively, of net revenue for the same period last year.

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Work in progress	$2,688	$838
Finished goods	497	550

	$3,185	$1,388

6. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. On December 20, 2001, plaintiffs filed their consolidated amended complaint. On March 5, 2002, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. On March 22, 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint purports to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On April 5, 2002, defendants filed a motion to dismiss the second amended complaint. The Company believes that the allegations in the second amended complaint and the antecedent complaints are without merit and intends to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. On April 29, 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. The consolidated amended complaint alleges that certain individual defendants sold shares of Transmeta common stock, purportedly in breach of their fiduciary duties to Transmeta, and that the so-called Selling Defendants were aided and abetted by the other individual defendants. The complaint also alleges “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations. Transmeta and the individual defendants have moved to stay discovery and intend to file demurrers during June 2002. The Company believes that the allegations in the consolidated complaint and it antecedents are without merit and intend to challenge the complaint and defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in two putative shareholder class actions filed in the United States District Court for the Southern District of New York: Schwarz v. Transmeta Corp., et al. (Case No. 01 CV 6492, S.D.N.Y.) and Robin v. Transmeta Corp., et al. (Case No. 01 CV 10060, S.D.N.Y.). In October 2001, the Court dismissed all claims against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

     Although the prospective outcome of any litigation is subject to many contingencies and inherently uncertain, Transmeta management believes, based upon all information presently known to us, that the ultimate resolution of these lawsuits is unlikely to have a material adverse effect on our business, including our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent reports filed with the Securities and Exchange Commission. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.

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

     We derive a significant portion of our net revenues from Asia. Sales to two customers located in Asia Pacific accounted for 55% and 27%, respectively, of our net revenue during the first quarter of fiscal 2002. This compares to three customers in Asia Pacific accounting for 36%, 14% and 13%, respectively, of our net revenue during the first quarter of fiscal 2001. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of revenue. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Our sales during the first quarter of fiscal years 2002 and 2001 were primarily made to the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

     Cost of revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

     We recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on the graded vesting method. As of March 31, 2002 approximately $8.1 million was recorded on our balance sheet, which will be amortized through 2004 using an accelerated graded method.

     Historically we have incurred significant losses. As of March 31, 2002, we had an accumulated deficit of $375.8 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was primarily impacted by production constraints as well as the slow worldwide and Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The first quarters of fiscal 2001 and 2002 each consisted of 13 weeks.

Critical Accounting Policies

     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002. There have been no changes in any of our accounting policies since December 31, 2001.

Results of Operations

     Net Revenue. Net revenue in the first quarter of fiscal 2002 was $4.1 million, compared to $18.6 million for the same period last year. The decrease is due to several factors, including the depressed economic conditions, which began in the second quarter of 2001, and difficulties in shipping our new products in production volume levels. Net revenue in the first quarter of fiscal 2002 increased 273% from net revenue of $1.5 million in the fourth quarter of fiscal 2001. The increase in revenue from the prior quarter is due to our ability in the first quarter to begin shipping at certain limited quantities our most recent products at production level quantities. However, we continue to be impacted by the weak worldwide and Japanese economies. Demand for our products continues to depend in large part upon sales by our OEM customers of notebook computers that incorporate our products. Sales to two customers accounted for more than 10% each and for 82% in the aggregate of net revenue for the first quarter of fiscal 2002 compared to three customers accounting for more than 10% each and 63% in the aggregate of net revenue for the same period last year.

     Gross Profit. Gross margin is the percentage derived from dividing gross profit by net revenue. Gross margin in the first quarter of fiscal 2002 was 31.6%, compared to 44.1% for the same period last year. Our gross margin decreased as a result of under absorption of overhead due to reduced production levels compared with those of the same period last year. Additionally, the decrease is a result of higher per unit costs of producing our .13 micron product during the first quarter of fiscal 2002 compared to producing our .18 micron product during the same period last year.

     Research and Development. Research and development expenses in the first quarter of fiscal 2002 were $18.1 million, compared to $17.1 million for the same period last year. This increase was primarily a result of hiring additional development personnel during the last nine months of fiscal 2001 and secondarily the result of developing new products and incurring additional product bring-up costs associated with these products.

     Selling, General and Administrative. Selling, general and administrative expenses in the first quarter of fiscal 2002 were $7.9 million, compared to $9.0 million for the same period last year. The decrease was primarily due to decreased spending at industry trade-shows during the first quarter of fiscal 2002 compared to the same period last year.

     Amortization of Deferred Charges, Patents and Patent Rights. In connection with amortization of certain patents and patent rights acquired during the first and second quarters of fiscal 2001, we recorded amortization of $2.8 million in the first quarter of fiscal 2002, compared to $366,000 for the same period last year.

     In connection with the amortization of deferred charges as a result of entering into technology license agreements with IBM in 1997 and Toshiba in 1998, we amortized $3.4 million in the first quarter of fiscal 2001. Amortization of the IBM and Toshiba deferred charges ceased at the end of the fourth quarter of fiscal 2001 when, as a result of applying our accounting policies related to long-lived assets, we wrote down the value of these assets to zero. As a result of writing off these deferred charges, we will not incur future amortization expense of approximately $2.3 million per quarter.

     Stock Compensation. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $2.1 million in the first quarter of fiscal 2002. This compares to $6.1 million of deferred stock compensation in the first quarter of fiscal 2001. The decrease in amortization expenses related to deferred stock compensation is a result of amortizing the deferred charge on an accelerated grading method.

     Stock compensation for the first quarter of fiscal 2002 also included $2.7 million in variable stock compensation. Because, during the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises, we are accounting for all outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record variable stock compensation expense on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award.

     Interest Income. Interest income in the first quarter of fiscal 2002 was $1.8 million, compared to $5.1 million for the same period last year. The decrease is primarily due to lower average yields as a result of re-investing matured securities at lower rates of return than originally invested. Additionally, the decrease is due to due to lower cash balances as a result of funding operations. We invest in highly liquid securities, which have been affected by declining interest rates.

     Interest Expense. Interest expense for the first quarter of fiscal 2002 was $304,000, compared to $331,000 for the same period last year.

     Provision for Income Taxes. We recorded a provision for income taxes of $23,000 for the first quarter of fiscal 2002 for state and local taxes and foreign taxes. This compares to $14,000 recorded for the first quarter of fiscal 2001 primarily relating to foreign income taxes in Taiwan.

Liquidity and Capital Resources

     As of March 31, 2002 we had $216.3 million in cash and cash equivalents and short-term investments, a decrease of $25.4 million from December 31, 2001.

     Net cash used in operating activities during the first quarter of fiscal 2002 was $22.9 million, compared to $31.1 million used during the same period last year. Although our net loss for the first quarter of fiscal 2002 was greater by $8.2 million compared to the same period last year, our net cash used in operating activities during the first quarter of fiscal 2002 was $8.2 million less than that of the same period last year due to smaller fluctuations in operating asset and liability balances and smaller non-cash offset charges. Net changes in operating assets and liabilities during the first quarter of fiscal 2002 were $1.1 million, compared to $19.8 million for the same period last year. The changes in operating assets and liabilities were offset by non-cash charges, including depreciation, amortization of deferred charges, patents and patent rights and stock compensation of $9.1 million during the first quarter of fiscal 2002 and $11.4 million during the first quarter of fiscal 2001.

     Net cash provided by investing activities during the first quarter of fiscal 2002 was $12.5 million, compared to $14.7 million used during the same period last year. Net cash provided by investing activities in the first quarter of fiscal 2002 consisted primarily of the proceeds from the maturity of available-for-sale investments, partially offset by the purchase of fixed assets and partial settlement of long-term payable obligations for patents and patent rights. Net cash used during the same period last year was primarily the result of the investing excess cash in available-for-sale investment securities, the purchase of property and equipment and the partial payment obligations related to the purchase of patents and patent rights.

     Net cash provided for financing activities during the first quarter of fiscal 2002 was $1.6 million, compared to $1.6 million used during the same period last year. Net cash provided during the first quarter of fiscal 2002 was primarily due to proceeds from option exercises and employee stock purchase plan purchases, partially offset by the repayment of debt and lease obligations. Net cash used during the same period last year is primarily attributable to the repayment of debt and lease obligations.

     At March 31, 2002, we had $49.0 million in cash and cash equivalents and $167.3 million in available-for-sale investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At March 31, 2002, we had the following contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 4 Years

	(In thousands)
Long Term Debt	$678	$678	—	—
Capital Lease Obligations	$1,454	$1,221	$233	—
Operating Leases	$27,468	$4,028	$12,931	$10,509
Unconditional Purchase Obligations	$3,361	$3,361	—	—
Other Long Term Obligations	$53,000	$15,000	$38,000	—

     We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or business combination, we may enter into acquisitions or business combinations in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses, expect to incur further significant losses, and do not expect to achieve profitability in the near future. We incurred net losses of $30.9 million in the first quarter of fiscal 2002, $171.3 million in 2001, $97.7 million in 2000 and $41.1 million in 1999. As of March 31, 2002, we had an accumulated deficit of $375.8 million. We intend to increase our research and development, sales and marketing, and administrative expenses over time. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our net revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Depend Upon Increasing Demand for Our Crusoe Microprocessors.

     We expect to derive virtually all of our revenue for the foreseeable future from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. Since September 2000 we have recognized substantially all of our revenue from sales of our Crusoe microprocessors. Therefore, our future operating results will depend on the demand for Crusoe products by existing and future customers. If our Crusoe microprocessors are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance our Crusoe products in a timely manner, demand for our products may fail to increase, or may diminish. Such was the case in the third and fourth quarters of 2001 where revenues declined quarter over quarter as a result of manufacturing difficulties which delayed us from shipping our new products in high volumes. If demand for our Crusoe products does not increase, our revenue will not increase and the value of an investment in our common stock would likely decline further.

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001 and the first quarter of fiscal 2002, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

If We Experience Continued Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

     We are currently producing our products using a new .13 micron manufacturing process, rather than the established .18 micron process. This transition involved redesigning the product and modifying the manufacturing processes for the product. Difficulties in shifting to smaller geometry process technologies and other new manufacturing processes have led to delays in product deliveries and increased expenses. In particular, we experienced difficulties in bringing our products into high volume production and distribution. As a result, in part, of these delays, our net revenue in 2001 declined from $10.5 million in the second quarter to $5.0 million in the third quarter and then to $1.5 million in the fourth quarter. In addition, if we experience continued delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. Further, problems associated with manufacturing processes divert engineering personnel from product development and other tasks.

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

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. A downturn of this type occurred in 1997 and 1998 and again in 2001. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

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

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others, including our chief executive officer and president and senior vice president for worldwide sales, have joined us in these management roles only very recently. Effective April 2002, Matthew R. Perry joined us as chief executive officer and president, replacing Murray A. Goldman and R. Hugh Barnes, who served in positions of chief executive officer and president and chief operating officer, respectively, from October 2001 to April 2002. In October 2001, Fred Brown joined us as senior vice president of worldwide sales. Further, we expect that Svend-Olav Carlsen, our vice president of finance and corporate controller, will begin serving as acting chief financial officer in June 2002, pending our decision about a permanent appointment to that office. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline during 2000 and 2001, as well as during the first quarter of 2002, and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have recently been sued in several purported securities class action lawsuits. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

     The market for microprocessors is dominated by established firms and subject to rapid technological change. We have not yet succeeded in selling our products to companies based in the U.S., where we face particularly strong competitive pressure. We believe that such pressure is increasing worldwide. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower our prices of our products in order to increase or maintain market share, which would likely increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Advanced Micro Devices and Intel. Significant competitors that offer microprocessors for the Internet appliance market include licensees of technology from ARM Holdings and MIPS Technologies. We also face competition from Intel and other providers of x86 compatible microprocessors for the high-density server market.

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

     Sales to two customers in the aggregate accounted for 82% of net revenue in the first quarter of fiscal 2002. These customers are located in Japan, which subjects us to economic cycles in that country. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

•	the success of our customers in marketing products that incorporate our products;

•	the product requirements of our customers; and

•	the financial and operational success of our customers.

     We have entered into two distributor agreements, both of which are exclusive in large territories, one in Taiwan, Hong Kong and China and the other in North America. These agreements do not contain minimum purchase commitments. Any distributor that fails to emphasize sales of our products, chooses to emphasize alternative products or devices to promote products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of net revenue.

If We Fail to Forecast Demand for Our Products Accurately, We Could Lose Sales and Incur Inventory Losses.

     Because we only introduced our products in January 2000 and did not start volume shipments of commercial products until September 2000, we have little historical information about demand for our products. Many shipments of our products are made near the end of the fiscal quarter, which also makes it difficult to estimate demand for our products. The demand for our products depends upon many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce a larger number of products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand have caused, and in the future could cause, problems in our operations.

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second and third quarters of 2001, we recorded a net charge of $25.6 million to cost of net revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

We May Experience Manufacturing Difficulties That Could Increase the Cost and Reduce the Supply of Our Products.

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

If Our Customers Are Not Able to Obtain the Other Components Necessary to Build Their Systems, Sales of Our Products Could Be Delayed or Cancelled.

     Suppliers of other components incorporated into our customers’ systems may experience shortages, which could reduce the demand for our products. For example, from time to time, the semiconductor industry has experienced shortages of some materials and devices. Our customers could defer or cancel purchases of our products if they are not able to obtain the other components necessary to build their systems.

There May Be Software Applications or Operating Systems That Are Not Compatible With Our Products, Which May Prevent Our Products from Achieving Market Acceptance and Prevent Us From Receiving Significant Revenue.

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

If We Do Not Keep Pace With Technological Change, Our Products May Not Be Competitive and Our Revenue and Operating Results May Suffer.

     The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. It may be difficult or costly for us or we may not be able to enhance existing products to fully meet customer demands. For instance, in order to meet the demands of our customers for enhancement of our existing products, we may incur manufacturing or other costs that would harm our operating margins and financial condition. Further, we may not achieve further design wins with current customers unless we continue to meet their evolving needs by developing new products. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. To introduce and improve products on a timely basis, we must:

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

     In addition, the stockholder rights, which we implemented in 2002, and Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2002, our cash equivalents and available-for-sale investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 3.6%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at March 31, 2002, with consistent cash equivalents and available-for-sale investment balances, interest income for the remaining quarter of fiscal 2001 would be adversely affected by approximately $130,000. We do not use our investment portfolio for trading or other speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. On December 20, 2001, plaintiffs filed their consolidated amended complaint. On March 5, 2002, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. On March 22, 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint purports to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. On April 5, 2002, defendants filed a motion to dismiss the second amended complaint. We believe that the allegations in the second amended complaint and the antecedent complaints are without merit and intend to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. On April 29, 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. The consolidated amended complaint alleges that certain individual defendants sold shares of Transmeta common stock, purportedly in breach of their fiduciary duties to Transmeta, and that the so-called Selling Defendants were aided and abetted by the other individual defendants. The complaint also alleges “gross mismanagement,” “waste of corporate assets” and “abuse of control,” all based upon the same general allegations. Transmeta and the individual defendants have moved to stay discovery and intend to file demurrers during June 2002. We believe that the allegations in the consolidated complaint and it antecedents are without merit and intend to challenge the complaint and defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in two putative shareholder class actions filed in the United States District Court for the Southern District of New York: Schwarz v. Transmeta Corp., et al. (Case No. 01 CV 6492, S.D.N.Y.) and Robin v. Transmeta Corp., et al. (Case No. 01 CV 10060, S.D.N.Y.). In October 2001, the Court dismissed all claims against the Company and its directors and officers in the Schwarz case without prejudice to plaintiff’s right to pursue such claims in the consolidated class action pending in the Northern District of California. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). We believe that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

     Although the prospective outcome of any litigation is subject to many contingencies and inherently uncertain, Transmeta management believes, based upon all information presently known to us, that the ultimate resolution of these lawsuits is unlikely to have a material adverse effect on our business, including our financial position, results of operations or cash flows.

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

     As of March 31, 2002, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, and $13.0 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $119.6 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     On April 10, 2002, our Board of Directors named Matthew R. Perry as Transmeta’s new chief executive officer and president, replacing Murray A. Goldman as chief executive officer and R. Hugh Barnes as president. Dr. Perry will also serve as a director on the board of directors. Dr. Goldman and Mr. Barnes will continue to actively serve as directors on the board of directors.

     On April 18, 2002, we announced that Merle McClendon, our chief financial officer since March 2000, plans to resign at the end of May 2002 to pursue other interests. Ms. McClendon will assist us in the transition of her duties until and following her departure. We expect that our vice president of finance, Svend-Olav Carlsen, will serve as acting chief financial officer beginning in June 2002, pending our decision about a permanent appointment to that office. Mr. Carlsen joined us as corporate controller in November 2000 and was promoted to vice president of finance in December 2001.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Not applicable.

     (b)  Reports on Form 8-K

     On January 16, 2002, we filed a current report on Form 8-K, disclosing our issuance of a press release dated January 15, 2002 announcing the adoption of a stockholder rights plan by our board of directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2002	TRANSMETA CORPORATION

	By:	/s/ MERLE A. MCCLENDON

Merle A. McClendon Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)