Form 10-Q
period 2002-06-30
TRANSMETA CORP
filed 2002-08-09
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

     There were 133,690,822 shares of the Company’s common stock, par value $0.00001 per share, outstanding on June 30, 2002.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	June 30,	December 31,
	2002	2001(1)

	(unaudited)
Current assets:
Cash and cash equivalents	$26,917	$57,747
Short-term investments	153,459	183,941
Accounts receivable, net	1,671	1,749
Inventories	5,896	1,388
Prepaid expenses and other current assets	5,915	7,091

Total current assets	193,858	251,916
Property and equipment, net	9,870	11,622
Patents and patent rights, net	40,046	43,469
Other assets	1,781	2,017

Total assets	$245,555	$309,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,342	$5,421
Accrued compensation and related compensation liabilities	4,733	5,129
Other accrued liabilities	7,264	6,553
Accrued restructuring charges	2,904	—
Current portion of long-term debt and capital lease obligations	1,156	2,661
Current portion of long-term payables	15,000	15,000

Total current liabilities	34,399	34,764
Long-term accrued restructuring charges	6,091	—
Long-term debt and capital lease obligations, net of current portion	—	391
Long-term payables, net of current portion	22,176	28,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	603,367	603,464
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(6,807)	(11,818)
Accumulated other comprehensive income	245	720
Accumulated deficit	(411,477)	(344,962)

Total stockholders’ equity	182,889	244,965

Total liabilities and stockholders’ equity	$245,555	$309,024

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net revenue	$7,539	$10,531	$11,686	$29,101
Cost of product revenue	5,617	34,026	8,453	44,407

Gross profit (loss)	1,922	(23,495)	3,233	(15,306)
Operating expenses:
Research and development(1)	19,184	17,233	37,263	34,359
In-process research and development	—	13,600	—	13,600
Selling, general and administrative(2)	8,737	8,861	16,671	17,851
Restructuring charges	10,624	—	10,624	—
Amortization of deferred charges, patents and patent rights	2,848	4,109	5,696	7,488
Amortization of deferred stock compensation	(2,558)	5,650	2,246	11,777

Total operating expenses	38,835	49,453	72,500	85,075

Operating loss	(36,913)	(72,948)	(69,267)	(100,381)
Interest income	1,427	3,959	3,222	9,031
Interest expense	(140)	(262)	(445)	(593)

Loss before income taxes	(35,626)	(69,251)	(66,490)	(91,943)
Provision for income taxes	2	3	25	16

Net loss	$(35,628)	$(69,254)	$(66,515)	$(91,959)

Net loss per share — basic and diluted	$(0.27)	$(0.54)	$(0.50)	$(0.72)

Weighted average shares outstanding — basic and diluted	133,868	128,478	133,427	127,863

(1)	Excludes $1,599 and $3,392 in amortization of deferred stock compensation for the three months ended June 30, 2002 and June 30, 2001, respectively, and $3,579 and $7,052 for the six months ended June 30, 2002 and June 30, 2001, respectively.

(2)	Excludes $(4,157) and $2,258 in amortization of deferred stock compensation for the three months ended June 30, 2002 and June 30, 2001, respectively, and $(1,333) and $4,725 for the six months ended June 30, 2002 and June 30, 2001, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash used in operating activities	$(49,613)	$(45,632)

Cash flows (used in)/provided by investing activities:
Purchase of available-for-sale investments	(85,220)	(210,653)
Proceeds from sale or maturity of available-for-sale investments	115,227	39,851
Purchase of property and equipment	(2,855)	(4,985)
Loans to founders	—	5,446
Payment to development partner	(9,000)	(3,500)
Purchase of intellectual property and other assets	(142)	(11,809)

Net cash (used in)/provided by investing activities	18,010	(185,650)

Cash flows (used in)/provided by financing activities:
Expenses related to initial public offering of common stock	—	(256)
Common stock issued under ESPP and stock option plans	2,669	2,009
Issuance of debt and capital lease obligations	—	—
Repayment of debt and capital lease obligations	(1,896)	(2,560)

Net cash (used in)/provided by financing activities	773	(807)

Change in cash and cash equivalents	(30,830)	(232,089)
Cash and cash equivalents at beginning of period	57,747	259,744

Cash and cash equivalents at end of period	$26,917	$27,655

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended June 30, 2002 and June 30, 2001 each consisted of 13 weeks. The first six months of fiscal 2002 and fiscal 2001 each consisted of 26 weeks.

New Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as a result, adoption of SFAS 146 would not have a material impact on the Company’s current financial position or results of operations.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(35,628)	$(69,254)	$(66,515)	$(91,959)

Basic and diluted:
Weighted average shares outstanding	134,066	132,629	133,698	132,495
Less: Weighted average shares subject to repurchase	(198)	(4,151)	(271)	(4,632)

Weighted average shares used in computing basic and diluted net loss per share	133,868	128,478	133,427	127,863

Net loss per share — basic and diluted	$(0.27)	$(0.54)	$(0.50)	$(0.72)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 33,979,995 and 16,368,934 shares of common stock at June 30, 2002 and June 30, 2001, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Net Comprehensive Loss

     Net comprehensive loss was $66.3 million for the first six months of fiscal 2002 compared to $91.2 million for the same period last year. Net comprehensive loss for the first six months of fiscal 2002 and 2001 includes $245,000 and $720,000, respectively, of accumulated comprehensive income due to unrealized gains on available-for-sale investments.

4. Concentration of Risks

     Transmeta operates in one segment, the development and marketing and selling of hardware and software technologies used primarily in mobile computers. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales in Japan accounted for 93% of net revenue for the second quarter of fiscal 2002, compared to 83% for the same period last year. Sales in Japan accounted for 93% of net revenue during the first six months of fiscal 2002, compared to sales in Japan, Taiwan and the United States during the same period last year accounting for 66%, 23% and 11% of net revenue, respectively. Sales made in all other countries during the periods presented accounted for less than 10% of net revenue.

     Sales to two customers accounted for 59% and 23% of net revenue for the second quarter of fiscal 2002 compared to the same two customers accounting for 28% and 15%, respectively of net revenue for the same period last year. Further, during the second quarter of fiscal 2001, two other customers accounted for more than 10% of net revenue with 35% and 13% of net revenue for that period. Sales to two customers accounted for 48% and 35% of revenue in the first six months of fiscal 2002, compared to sales to three customers accounting for 31%, 13% and 12% of net revenue in the first six months of fiscal 2001.

     As of June 30, 2002, three customers accounted for more than 10% of our accounts receivable balance, with 44%, 40% and 12%, respectively. This compares to the same three customers accounting for 20%, 16% and 0%, respectively, at December 31, 2001. Further, there were two additional customers accounting for more than 10% of our accounts receivable balance as of December 31, 2001 with 44% and 12%.

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Work in progress	$4,290	$838
Finished goods	1,606	550

	$5,896	$1,388

6. Restructuring Charges

     In the second quarter of 2002, Transmeta recorded a $10.6 million restructuring charge as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charge consists primarily of lease costs, equipment write-offs and other costs as the Company identified a number of leased facilities as well as leased and owned equipment that were no longer required.

     The following provides more detailed information as of June 30, 2002 relating to the restructuring charges recorded during the second quarter of fiscal year 2002.

•	Transmeta recorded a charge of $8.9 million for excess facilities, net of expected sublease proceeds. As a result of this transaction, Transmeta expects to pay approximately $2.9 million of the $8.9 million accrued charges within the next twelve months and the remaining $6.1 million thereafter until 2008 when the leases for the vacated spaces will terminate

•	Transmeta recorded a charge of $1.6 million for property and equipment and prepaid software maintenance that will not be used as a result of the Company ceasing development and productization of the TM6000 microprocessor. This entire non-cash charge was recorded during the second quarter of fiscal 2002.

•	Transmeta recorded a charge of $141,000 for other expenses including property insurance and other ancillary expenses as a result of the restructuring. The entire amount is expected to be paid during the third quarter of fiscal 2002.

     Accrued restructuring charges consist of the following (in thousands):

	Cumulated Drawdowns

	June 30, 2002			Provision
	Restructuring			Balance as at
	Charges	Cash	Non-Cash	June 30, 2002

Building leasehold costs	$8,854	$—	$—	$8,854
Property and equipment and software costs	1,629	—	1,629	—
Other	141	—	—	141

Total	$10,624	$—	$1,629	$8,995

7. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. In March 2002, the Court granted in part and denied in part defendants' motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. Plaintiffs filed a second amended complaint in March 2002. Like its antecedents, the second amended complaint purports to allege a class action on behalf of purchasers of Transmeta common stock during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In May 2002, the Court granted in part and denied in part defendants' motion to dismiss the second amended complaint, and denied plaintiffs' motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs have moved for class certification, and the Court is scheduled to hear defendants' motion for summary judgment and plaintiffs' motion for class certification in September 2002. The Company believes that the allegations in the second amended complaint and the antecedent complaints are without merit and intends to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. In June 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint is based upon the same general allegations set out in the purported federal class action described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta's demurrer based on plaintiffs' lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants' demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and intends to challenge the complaint and to defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta's November 2000 initial public offering failed to disclose certain alleged acts by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intends to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

     Although the prospective outcome of any litigation is subject to many contingencies and inherently uncertain, Transmeta management believes, based upon all information presently known to us, that the ultimate resolution of these lawsuits is unlikely to have a material adverse effect on our business, including our financial position, results of operations or cash flows.

8. Subsequent Events

     On July 18, 2002 and in connection with Transmeta’s decision to cease the development and productization of the TM6000 microprocessor, the Company terminated approximately 195 employees and contractors. As a result the Company expects to record severance and termination charges between $4.0 million and $4.5 million. Transmeta expects to pay between $5.0 million and $5.5 million, which includes previously accrued compensation of approximately $1.0 million during third quarter of fiscal 2002 in connection with these severance payments. Of the approximately 195 employees and contractors that were terminated on July 18, 2002, approximately 44 were sales, marketing, and administrative employees and approximately 151 were research and development personnel.

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

     We currently sell our products directly to OEMs and, to a lesser extent, through distributors. Siltrontech Electronics is our primary distributor in Taiwan, Hong Kong and China, and All American Semiconductor is our exclusive distributor in North America. Both Siltrontech and All American are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products.

     We derive a significant portion of our net revenues from Asia. Sales to two customers located in Japan accounted for 48% and 35%, respectively, of our net revenue during the first six months of fiscal 2002. This compares to three customers in Japan accounting for 31%, 13% and 12%, respectively, of our net revenue during the same period last year. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of revenue. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Our sales during the first six months of fiscal years 2002 and 2001 were primarily made to the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

     Cost of revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution on our products. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

     We recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on the graded vesting method. As of June 30, 2002 approximately $6.8 million was recorded on our balance sheet, which will be amortized through 2004 using an accelerated graded method.

     Historically we have incurred significant losses. As of June 30, 2002, we had an accumulated deficit of $411.5 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was primarily impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the second quarter of fiscal 2002 our net revenues have been impacted by the slow worldwide and Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month period ended June 30, 2002 and June 30, 2001 each consisted of 13 weeks. The first six months of fiscal 2001 and 2002 each consisted of 26 weeks.

New Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as a result, adoption of SFAS 146 would not have a material impact on the Company’s current financial position or results of operations.

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

     We believe that our most critical accounting policies are as follows:

•	Estimation of inventory valuations;

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Revenue recognition.

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

     Valuation of Long-Lived and Intangible Assets. Our accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. In accordance with our policy, at the end of each accounting period we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2001, consistent with this policy, we recorded an impairment write-off charge of $16.6 million related to deferred charges under certain license agreements with IBM and Toshiba. Although we do not now believe that our existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a particular asset or class of assets may not be fully recoverable.

     Restructuring Charges. We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we will be able to command for the subleased space and the discounted interest rate that we are using to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as commitments are incurred.

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

     At the end of each accounting period, we make a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns. At June 30, 2002, consistent with this policy, we recorded a $251,000 provision for sales returns. Revenue in earlier periods did not include material provisions for sales returns or allowances. We do not expect sales returns or allowances to be significant in the future; however, if our recorded provisions are not adequate, our revenues could be negatively impacted.

Results of Operations

     Net Revenue. Net revenue for the second quarter of fiscal 2002 was $7.5 million, compared to $10.5 million for the same period last year. Net revenue for the first six months of fiscal 2002 was $11.7 million compared to $29.1 for the same period last year. The decreases year over year are due to several factors, including adverse general economic conditions, which began impacting us in the second quarter of 2001. Net revenue in the second quarter of fiscal 2002 increased 82% from net revenue of $4.1 million in the first quarter of fiscal 2002. The increase in revenue from the prior quarter is due primarily to the resolution of certain production difficulties which had impacted our product availability in the fourth quarter of 2001 and to a lesser extent the first quarter of 2002. Additionally, we continue to be impacted by the weak worldwide and Japanese economies. Demand for our products continues to depend in large part upon sales by our OEM customers of notebook computers that incorporate our products. Sales to two customers accounted for more than 10% each and for 83% in the aggregate of net revenue for the first six months of fiscal 2002 compared to three customers accounting for more than 10% each and 56% in the aggregate of net revenue for the same period last year.

     Gross Profit. Gross margin is the percentage derived from dividing gross profit by net revenue. Gross margin in the second quarter of fiscal 2002 was 25.5%, compared to (223.1)% for the same period last year. Gross margin for the first six months of fiscal 2002 was 27.7% compared to (52.6)% for the same period last year. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution on our products. The increases in gross margin for each period presented is primarily a result of the $28.1 million charge to cost of product revenue primarily related to the write off of excess inventory, which was recorded during the second quarter of fiscal 2001.

     Research and Development. Research and development (R&D) expenses in the second quarter of fiscal 2002 were $19.2 million, compared to $17.2 million for the same period last year. R&D expenses for the first six months of fiscal 2002 were $37.3 million compared to $34.4 million for the same period last year. The increases in both comparative periods were primarily a result of hiring additional development personnel during the periods and secondarily the result of developing new products and incurring additional costs associated with these products.

     In-Process Research and Development. In April 2001, we licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for our future products and technology initiatives. As initial consideration for the patents and patent rights licensed under the agreement, we issued unregistered shares of our common stock valued at $13.6 million. This amount has been expensed as in-process research and development during the second quarter of fiscal 2001 because the HyperTransport technology is designed for use in products that are currently in research and development that are not anticipated to be available until fiscal 2003.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2002 were $8.7 million, compared to $8.9 million for the same period last year. SG&A expenses were $16.7 million for the first six months of fiscal 2002 compared to $17.9 million for the same period last year. The decrease in the year-to-year comparison is primarily due to decreased spending at industry trade-shows during the first six months of fiscal 2002 compared to the same period last year.

     Restructuring Charges. In the second quarter of 2002, we decided to cease development and productization of our TM6000 microprocessor. Consequently, we recorded restructuring charges of $10.6 million consisting primarily of lease costs, equipment write offs and other costs as we identified a number of leased facilities, as well as leased and owned equipment that were no longer required

     The following provides more detailed information as of June 30, 2002 relating to the restructuring charges recorded during the second quarter of fiscal 2002.

•	We recorded a charge of $8.9 million for excess facilities, net of expected sublease proceeds. As a result of this transaction, we expect to pay approximately $2.9 million of the $8.9 million in accrued expenses within the next twelve months and the remaining $6.0 million thereafter until 2008 when the leases for the vacated spaces will terminate

•	We recorded a charge of $1.6 million for property and equipment and prepaid software maintenance that will not be used as a result of our decision to cease the development and productization of the TM6000 microprocessor. This entire non-cash charge was recorded during the second quarter of fiscal 2002.

•	We recorded a charge of $141,000 for other expenses including property insurance and other ancillary expenses as a result of the restructuring. The entire amount is expected to be paid during the third quarter of fiscal 2002.

     In addition, we anticipate recording a workforce reduction charge of between $4.0 million and $4.5 million primarily for severance and fringe benefits. We expect to pay between $5.0 million and $5.5 million, which includes previously accrued compensation of approximately $1.0 million during the third quarter of fiscal 2002, in connection with these severance payments. Of the approximately 195 employees and contractors that were terminated on July 18, 2002, approximately 44 were sales, marketing, and administrative employees and 151 were research and development personnel.

     Amortization of Deferred Charges, Patents and Patent Rights. In connection with amortization of certain patents and patent rights acquired during the first and second quarters of fiscal 2001, we recorded amortization of $2.8 million in the second quarter of fiscal 2002, compared to $1.5 million for the same period last year. We recorded amortization of $5.7 million for the first six months of fiscal 2002 compared to $1.8 million for the same period last year. Increases in amortization of patent and patent rights are due to acquiring the majority of the patents and patent rights at the end of the second quarter of fiscal 2001 and not realizing the full amortization expense until thereafter.

     In connection with the amortization of deferred charges as a result of entering into technology license agreements with IBM in 1997 and Toshiba in 1998, we amortized $2.6 million in the second quarter of fiscal 2001 and $5.7 million in the first six months of fiscal 2001. Amortization of the IBM and Toshiba deferred charges ceased at the end of the fourth quarter of fiscal 2001 when, as a result of applying our accounting policies related to long-lived assets, we wrote down the value of these assets to zero. As a result of writing off these deferred charges, we will not incur future amortization expense of approximately $2.3 million per quarter.

     Stock Compensation. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $130,000 in the second quarter of fiscal 2002 compared to $5.7 million for the same period last year. Net amortization for the first six months of fiscal 2002 was $2.2 million compared to $11.8 million for the same period last year. The decrease is primarily due to the large number of stock award cancellations due to employee terminations, which resulted in reversal of deferred stock expense of approximately $2.1 million for the six months ended June 30, 2002. Further, the decrease is a result of amortizing the deferred charge on an accelerated method.

     Stock compensation for the second quarter of fiscal 2002 also included a reversal of $2.7 million in variable stock compensation due to a lower market price of our stock at the end of the second quarter of fiscal 2002 compared to the market price of our stock at the end of the first quarter of fiscal 2002. Net stock compensation charges for the first six months of fiscal 2002 was $48,000. We account for variable stock compensation awards because, during the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record variable stock compensation expense on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award.

     Interest Income. Interest income in the second quarter of fiscal 2002 was $1.4 million, compared to $4.0 million for the same period last year. Interest income for the first six months of fiscal 2002 was $3.2 million compared to $9.0 million for the same period last year. The decrease is primarily due to lower average yields as a result of re-investing matured securities at lower rates of return than originally invested. Further, the decrease is due to lower cash balances as a result of funding operations. We invest in highly liquid securities, which have been affected by declining interest rates.

     Interest Expense. Interest expense for the second quarter of fiscal 2002 was $141,000, compared to $262,000 for the same period last year. Interest expense was $445,000 for the first six months of fiscal 2002 compared to $593,000 for the same period last year.

     Provision for Income Taxes. We recorded a provision for income taxes of $2,000 for the second quarter of fiscal 2002, compared to $3,000 recorded for same period last year. We recorded a provision for income taxes of $25,000 for the first six months of fiscal 2002 compared to $16,000 for the same period last year. All tax provisions recorded relate to state, local and foreign taxes.

Liquidity and Capital Resources

Cash Flows

     As of June 30, 2002 we had $180.4 million in cash and cash equivalents and short-term investments, a decrease of $61.3 million from December 31, 2001.

     Net cash used in operating activities during the first six months of fiscal 2002 was $49.6 million, compared to $45.6 million used during the same period last year. Although our net loss for the first six months of fiscal 2002 was $25.4 million lower than the same period last year, our net cash used to fund operating activities during the first six months of fiscal 2002 was net $4.0 million more than that of the same period last year. This is a result of net non-cash adjustments to cash used during the first six months of fiscal 2002 of $21.7 million compared to $36.6 million for the same period last year and changes in operating assets and liabilities of $(4.8) million in the first six months of 2002 compared to $9.7 million for the same period last year. Significant decreases in non-cash adjustments for the six months of fiscal 2002 compared to the same period last year include $9.5 million in stock compensation, $13.6 million in in-process research and development and $1.8 million related to the amortization of deferred charges, which were offset by the $10.6 million increase related to restructuring charge, which were recorded in the second quarter of 2002. Significant changes to operating assets and liabilities for the first six months of fiscal 2002 include $4.5 million used in inventory purchases compared to a $12.4 million reduction in inventory balances for the same period last year as a result of the inventory write-offs.

     Net cash provided by investing activities during the first six months of fiscal 2002 was $18.0 million, compared to $185.7 million used during the same period last year. Net cash provided by investing activities in the first six months of fiscal 2002 consisted primarily of $30.0 million net proceeds from the maturity of available-for-sale investments, partially offset by the $9.0 million partial settlement of long-term payable obligations for patents and patent rights. Net cash used during the same period last year was primarily the result of the investing $170.8 million in excess cash in available-for-sale investment securities and the partial payment obligations of $15.3 million related to the purchase of patents and patent rights.

     Net cash provided for financing activities during the first six months of fiscal 2002 was $773,000, compared to $807,000 used during the same period last year. Net cash provided during the first six months of fiscal 2002 was primarily due to proceeds from option exercises and employee stock purchase plan purchases, partially offset by the repayment of debt and lease obligations. Net cash used during the same period last year is primarily attributable to the repayment of debt and lease obligations, partially offset by proceeds from option exercises.

Uses of Liquidity

     At June 30, 2002, we had $26.9 million in cash and cash equivalents and $153.5 million in available-for-sale investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At June 30, 2002, we had the following contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 4 Years

	(In thousands)
Long Term Debt	$241	$241	—	—
Capital Lease Obligations	$915	$811	$104	—
Operating Leases	$26,490	$4,085	$13,014	$9,391
Unconditional Purchase Obligations	$7,354	$7,354	—	—
Other Long Term Obligations	$45,700	$15,000	$30,700	—

     The remaining cash outlays of between $5.0 million and $5.5 million, which include approximately $1.0 million in previously accrued compensation related to workforce reduction initiatives, are expected to be substantially completed by the third quarter of 2002.

     See “Restructuring charges” for additional information.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $66.5 million in the first six months of fiscal 2002, $171.3 million in 2001, $97.7 million in 2000 and $41.1 million in 1999. As of June 30, 2002, we had an accumulated deficit of $411.5 million. Historically, we have increased our research and development, sales and marketing, and administrative expenses over time. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our net revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001 and through the second quarter of fiscal 2002, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

If We Experience Continued Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

     Transitioning to new manufacturing technologies involves extensive redesigning of products and modifying the manufacturing processes for the products. Difficulties in shifting to smaller geometry process technologies and other new manufacturing processes have led to delays in product deliveries and increased expenses. In particular, during the third and fourth quarters of fiscal 2001 and to a lesser extent the first quarter of fiscal 2002, we experienced difficulties in bringing our products into volume production and distribution. As a result, in part, of these delays, our net revenue in 2001 declined from $10.5 million in the second quarter to $5.0 million in the third quarter and then to $1.5 million in the fourth quarter. In addition, if we experience continued delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. Further, problems associated with manufacturing processes divert engineering personnel from product development and other tasks.

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

The Growth of Our Business Depends in Part upon the Development of Emerging Markets and Our Ability to Meet the Needs of These Markets.

     The growth of our business depends in part on acceptance and use of our products in new markets such as the high-density server and Internet appliance markets. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. These new markets often rely on newly developed technologies, which will require extensive development and marketing before widespread acceptance is achieved, so the new markets may grow slowly, if at all. If the new markets do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded and we will not be able to factor the related revenues into our growth in the future. In addition, manufacturers within emerging markets may have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. The industry experiences a downturn of this type in 1997 and 1998, and has been experiencing a downturn again since 2001. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

Our Operating Results Are Difficult to Predict and Fluctuate Significantly, and a Failure to Meet the Expectations of Securities Analysts or Investors Has Resulted in a Substantial Decline in Our Stock Price.

     Our operating results fluctuate significantly from quarter to quarter and we expect our results to fluctuate in the future. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our stock price declined substantially since our stock began trading publicly in November of 2000. If our future operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price would likely decline further in the future.

     Our results could fluctuate because of the amount of revenue we recognize or the amount of cash we spend in a particular period. For example, our results could fluctuate due to the following factors:

•	the gain or loss of significant customers, or significant changes in their purchasing volume;

•	the amount and timing of our operating expenses and capital expenditures;

•	pricing concessions that we might grant on volume sales;

•	the effectiveness of our product cost reduction efforts and those of our suppliers;

•	changes in the average selling prices of our microprocessors or the products that incorporate them;

•	charges to earnings for workforce reductions;

•	our ability to specify, develop, complete, introduce and market new products and technologies, and bring them to volume production in a timely manner; and

•	changes in the mix of products that we sell.

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

     In addition, our results could fluctuate from quarter to quarter due to factors in our industry that are outside of our control, including the following factors:

•	the timing, rescheduling or cancellation of customer orders;

•	the varying length of our sales cycles;

•	the availability and pricing of competing products and technologies, and the resulting effect on sales and pricing of our products;

•	the availability and pricing of products that compete with products that incorporate our microprocessors;

•	fluctuations in the cost and availability of complementary components that our customers require to build systems that incorporate our products;

•	fluctuations in the cost and availability of raw materials, such as wafers, chip packages and chip capacitors;

•	the rate of adoption and acceptance of new industry standards in our target markets;

•	seasonality in some of our target markets;

•	changes in demand by the end users of our customers’ products;

•	variability of our customers’ product life cycles; and

•	economic and market conditions in the semiconductor industry and in the industries served by our customers.

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

Our Recent Reduction In Workforce May Adversely Affect The Morale And Performance Of Our Personnel, Our Ability To Hire New Personnel And Our Operations.

     On July 18, 2002, as part of our effort to reduce operating expenses, we announced a financial restructuring and related reduction in our workforce. Our restructuring plan included the termination of approximately 195 employees and contractors, which constituted approximately 40 percent of our workforce. As a result of that workforce reduction, we have incurred and may continue to incur substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.

We Might Not Be Able to Execute on Our Business Plan if We Lose Key Management or Technical Personnel, on Whose Knowledge, Leadership and Technical Expertise We Rely, or if We Fail to Work Effectively With New Members of Our Management Team.

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others, including our president and chief executive officer, have joined us in these management roles only very recently. In April

2002, Matthew R. Perry joined us as chief executive officer and president, replacing Murray A. Goldman and R. Hugh Barnes, who served in positions of chief executive officer and president and chief operating officer, respectively, from October 2001 to April 2002. In October 2001, Fred Brown joined us as senior vice president of worldwide sales. Further, Svend-Olav Carlsen, our vice president of finance and corporate controller, began serving as acting chief financial officer in June 2002. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline during 2000, 2001 and through the second quarter of 2002, and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we are defending several purported securities class action lawsuits. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

     The market for microprocessors is dominated by established firms and subject to rapid technological change. We face particularly strong competitive pressure in the United States and we believe that such pressure is increasing on a worldwide basis. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower our prices of our products in order to increase or maintain market share, which would likely increase our losses. Significant competitors include Intel and Advanced Micro Devices and licensees of technology from ARM Holdings and MIPS Technologies.

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

     Highly complex products such as our microprocessors may contain hardware or software defects or bugs for many reasons, including design issues or defective materials or manufacturing processes. Often, these defects and bugs are not detected until after the products have been shipped. If any of our products contain defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products, which could result in the loss of or failure to attract customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If any of these problems are not found until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to provide solutions to the problems, such as software upgrades or patches, we could also incur product recall, repair or replacement costs. These problems might also result in claims against us by our customers or others. In addition, these problems might divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. This is particularly significant as we are a new entrant to a market dominated by large well-established companies.

We Derive a Substantial Portion of Our Revenue From a Small Number of Customers, and Our Revenue Would Decline Significantly if Any Major Customer Were to Cancel, Reduce or Delay a Purchase of Our Products.

     Sales to two customers in the aggregate accounted for 83% of net revenue in the first six months of fiscal 2002. These customers are located in Japan, which subjects us to economic cycles in that country. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

•	the success of our customers in marketing products that incorporate our products;

•	the product requirements of our customers; and

•	the financial and operational success of our customers.

     We have entered into distributor agreements and rely in part on distributors for sales of our products in large territories, including Taiwan, Hong Kong, China and North America. These agreements do not contain minimum purchase commitments. Any distributor that fails to emphasize sales of our products, chooses to emphasize alternative products or devices to promote products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of net revenue.

Our Dependence on TSMC to Fabricate Wafers Limits Our Control Over the Production, Supply and Delivery of Our Products.

     The cost, quality and availability of third-party manufacturing operations are essential elements to the successful production of our products. We currently rely exclusively on TSMC to fabricate our wafers. We do not have a manufacturing agreement with TSMC that guarantees any particular production capacity or any particular price from TSMC. We place orders on a purchase order basis and TSMC may allocate capacity to other companies’ products while reducing deliveries to us on short notice. The absence of dedicated capacity means that, with little or no notice, TSMC could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which it fabricates wafers. If TSMC were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money, and a smooth and timely transition would be unlikely. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if TSMC were to change the terms under which it manufactures for us, our manufacturing costs could increase.

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

We May Experience Manufacturing Difficulties That Could Increase the Cost and Reduce the Supply of Our Products.

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields. During 2001, we experienced yield problems as we migrated our manufacturing processes to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory, a resulting unfavorable impact on gross margins and insufficient inventory of faster products, depending upon customer demand. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time consuming and expensive to correct. Yield problems have in the past and could in the future hamper our ability to deliver our products to our customers in a timely manner.

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

If Our Customers Are Not Able to Obtain the Other Components Necessary to Build Their Systems, Sales of Our Products Could Be Delayed or Cancelled.

     Suppliers of other components incorporated into our customers’ systems may experience shortages, which could reduce the demand for our products. For example, from time to time, the computer and semiconductor industries have experienced shortages of some materials and devices, such as memory components, displays, and storage devices. Our customers could defer or cancel purchases of our products if they are not able to obtain the other components necessary to build their systems.

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

The Evolution of Our Business Could Place Significant Strain on Our Management Systems, Infrastructure and Other Resources, and Our Business May Not Succeed if We Fail to Manage Effectively.

     Our ability to implement our business plan in a rapidly evolving market requires effective planning and management process. Changes in our business plans could place significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will continue to improve our financial and managerial controls and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. This will be more difficult as a result of our reduction in force in July 2002, since we will need to operate with fewer employees and the existing employees may need to perform new tasks previously performed by former employees. If we fail to manage change effectively, our employee-related costs and employee turnover could increase and our business may not succeed.

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

We Will Not Be Able to Grow Our Business if We Are Unable to Hire, Train and Retain Sales, Marketing, Operations, Engineering and Finance Personnel.

     To grow our business successfully and maintain a high level of quality, we will need to recruit, train, retain and motivate highly skilled sales, marketing, engineering and finance personnel. We will need to develop our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. In addition, as a company focused on the development of complex products, we will need to hire skilled engineering staff of various experience levels in order to meet our product roadmap. We may not be able to hire on a timely basis a sufficient number of skilled employees, which could lead to delays in product deliveries or the development of new products. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have difficulty recruiting potential employees and retaining our key personnel if prospective or current employees perceive the equity component of our compensation package to be less valuable than that of other employers.

If We Fail to Meet the Continued Listing Requirements of the Nasdaq Stock Market, Our Common Stock Could be Delisted, Which Would Likely Result in a Further Decrease in the Trading Price and Liquidity of Our Common Stock.

     Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status. One of these requirements is that we must maintain a minimum bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a “deficiency notice” from Nasdaq. Upon receipt of this notice, we would then have 90 calendar days to comply, and during this period the minimum bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. On August 8, 2002, the minimum bid price of our common stock was $1.02 per share. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

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

     We believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	fund working capital if our revenue does not increase, or declines;

•	hire additional personnel;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2002, our cash equivalents and available-for-sale investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 2.8%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at June 30, 2002, with consistent cash equivalents and available-for-sale investment balances, interest income for the remaining quarters of fiscal 2002 would be adversely affected by approximately $125,000 on a quarterly basis. We do not use our investment portfolio for trading or other speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. In March 2002, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. Plaintiffs filed a second amended complaint in March 2002. Like its antecedents, the second amended complaint purports to allege a class action on behalf of purchasers of Transmeta common stock during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs have moved for class certification, and the Court is scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in September 2002. We believe that the allegations in the second amended complaint and the antecedent complaints are without merit and intend to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. In June 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint is based upon the same general allegations set out in the purported federal class action described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. We believe that the allegations in the second amended complaint and it antecedents are without merit and intend to challenge the complaint and to defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta's November 2000 initial public offering failed to disclose certain alleged acts by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). We believe that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

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

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     In January 2002, we issued 340,483 shares of common stock, valued at $1.0 million, to an intellectual property owner as partial consideration for certain intellectual property and related assets that we acquired in February 2001.

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

     As of June 30, 2002, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, approximately $10.5 million in property and equipment purchases and

$20.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $146.3 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

10.22	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002.

99.1	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2002	TRANSMETA CORPORATION

	By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.22	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002.

99.1	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.