Form 10-Q
period 2002-09-30
TRANSMETA CORP
filed 2002-11-12
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-31803

TRANSMETA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0402448 (I.R.S. employer identification no.)

3990 Freedom Circle, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 919-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

     There were 135,771,547 shares of the Company’s common stock, par value $0.00001 per share, outstanding on September 30, 2002.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	September 30,	December 31,
	2002	2001(1)

	(unaudited)
Current assets:
Cash and cash equivalents	$39,775	$57,747
Short-term investments	115,975	183,941
Accounts receivable, net	4,083	1,749
Inventories	8,329	1,388
Prepaid expenses and other current assets	3,546	7,091

Total current assets	171,708	251,916

Property and equipment, net	8,790	11,622
Patents and patent rights, net	38,334	43,469
Other assets	1,996	2,017

Total assets	$220,828	$309,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,452	$5,421
Accrued compensation and related compensation liabilities	2,720	5,129
Other accrued liabilities	6,567	6,553
Accrued restructuring charges	2,964	—
Current portion of long-term debt and capital lease obligations	640	2,661
Current portion of long-term payables	15,000	15,000

Total current liabilities	30,343	34,764

Long-term accrued restructuring charges	5,947	—
Long-term debt and capital lease obligations, net of current portion	—	391
Long-term payables, net of current portion	23,313	28,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	600,909	603,464
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(4,229)	(11,818)
Accumulated other comprehensive income	226	720
Accumulated deficit	(433,242)	(344,962)

Total stockholders’ equity	161,225	244,965

Total liabilities and stockholders’ equity	$220,828	$309,024

(1)	Derived from the Company’s audited financial statements as of December 31, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net revenue	$6,443	$5,027	$18,129	$34,129
Cost of product revenue	3,994	2,837	12,447	47,244

Gross profit (loss)	2,449	2,190	5,682	(13,115)
Operating expenses:
Research and development(1)(2)	13,707	17,029	50,971	51,388
In-process research and development	—	—	—	13,600
Selling, general and administrative(3)(4)	6,255	8,776	22,926	26,625
Restructuring charges(5)	4,102	—	14,726	—
Amortization of deferred charges, patents and patent rights	2,848	5,024	8,544	12,512
Amortization of deferred stock compensation	(1,651)	4,046	595	15,823

Total operating expenses	25,261	34,875	97,762	119,948

Operating loss	(22,812)	(32,685)	(92,080)	(133,063)
Interest income	1,135	3,332	4,357	12,362
Interest expense	(90)	(227)	(534)	(820)

Loss before income taxes	(21,767)	(29,580)	(88,257)	(121,521)
Provision (benefit) for income taxes	(2)	5	23	22

Net loss	$(21,765)	$(29,585)	$(88,280)	$(121,543)

Net loss per share — basic and diluted	$(0.16)	$(0.22)	$(0.66)	$(0.95)

Weighted average shares outstanding — basic and diluted	135,561	131,560	134,079	128,582

(1)	Excludes $973 and $1,237 in amortization of deferred stock compensation for the three months ended September 30, 2002 and 2001, respectively, and $3,675 and $8,289 for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Excludes $(288) and $0 in variable stock compensation for the three months ended September 30, 2002 and 2001, respectively, and $(418) and $0 for the nine months ended September 30, 2002 and 2001, respectively.

(3)	Excludes $1,186 and $2,809 in amortization of deferred stock compensation for the three months ended September 30, 2002 and 2001, respectively, and $682 and $7,534 for the nine months ended September 30, 2002 and 2001, respectively.

(4)	Excludes $(1,785) and $0 in variable stock compensation for the three months ended September 30, 2002 and 2001, respectively, and $(1,607) and $0 for the nine months ended September 30, 2002 and 2001, respectively.

(5)	Excludes $(1,737) and $0 in amortization of deferred stock compensation related to employee terminations for the three months ended September 30, 2002 and 2001, respectively, and $(1,737) and $0 in amortization of deferred stock compensation related to employee terminations for the nine months ended September 30, 2002 and 2001, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Net cash used in operating activities	$(75,088)	$(62,333)

Cash flows provided by/(used in) investing activities:
Purchase of available-for-sale investments	(147,632)	(221,806)
Proceeds from sale or maturity of available-for-sale investments	215,104	80,166
Purchase of property and equipment	(3,185)	(6,747)
Repayment of loans to founders	—	5,446
Payment to development partner	(9,000)	(3,500)
Purchase of intellectual property and other assets	(198)	(12,504)

Net cash provided by/(used in) investing activities	55,089	(158,945)

Cash flows provided by/(used in) financing activities:
Expenses related to initial public offering of common stock	—	(256)
Proceeds from sales of common stock under ESPP and stock option plans	4,440	2,558
Repayment of debt and capital lease obligations	(2,413)	(3,803)

Net cash provided by/(used in) financing activities	2,027	(1,501)

Change in cash and cash equivalents	(17,972)	(222,779)
Cash and cash equivalents at beginning of period	57,747	259,744

Cash and cash equivalents at end of period	$39,775	$36,965

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended September 30, 2002 and September 30, 2001 each consisted of 13 weeks. The first nine months of fiscal 2002 and fiscal 2001 each consisted of 39 weeks.

New Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company accounted for its restructuring activity during fiscal 2002 under EIFT 94-3. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(21,765)	$(29,585)	$(88,280)	$(121,543)

Basic and diluted:
Weighted average shares outstanding	135,690	135,147	134,303	132,865
Less: Weighted average shares subject to repurchase	(129)	(3,587)	(224)	(4,283)

Weighted average shares used in computing basic and diluted net loss per share	135,561	131,560	134,079	128,582

Net loss per share — basic and diluted	$(0.16)	$(0.22)	$(0.66)	$(0.95)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 28,758,358 and 21,878,568 shares of common stock at September 30, 2002 and September 30, 2001, respectively, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated comprehensive income/(loss) on available-for-sale investments. Net comprehensive loss for the three month and nine month periods ending September 30, 2002 and 2001, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net loss	$(21,765)	$(29,585)	$(88,280)	$(121,543)
Net change in other comprehensive income/(loss) — unrealized gain/(loss) on investments	(19)	271	(494)	874

Net Comprehensive loss	$(21,784)	$(29,314)	$(88,774)	$(120,669)

4. Concentration of Risks

     Transmeta operates in one segment, the development, marketing and selling of hardware and software technologies used primarily in mobile computers. The Company also currently operates in one geographic region and is evaluated by management on a single segment basis. Sales in Japan and Taiwan accounted for 65% and 33% of net revenue, respectively, for the third quarter of fiscal 2002, compared to 54% and 44%, respectively, for the same period last year. Sales in Japan and Taiwan accounted for 83% and 16% of net revenue, respectively, during the first nine months of fiscal 2002, compared to 65% and 26% of net revenue, respectively, for the same period last year. Sales made in all other countries during the periods presented accounted for less than 10% of net revenue.

     Sales to three customers accounted for 27%, 21% and 14% of net revenue for the third quarter of fiscal 2002 compared to the same three customers accounting for less than 10% individually of net revenue in same period last year. Further, during the third quarter of fiscal 2001, three other customers accounted for more than 10% of net revenue with 42%, 27% and 14% of net revenue for that period. Sales to two customers accounted for 41% and 30% of net revenue in the first nine months of fiscal 2002, compared to sales to four customers accounting for 28%, 18%, 12% and 11% of net revenue in the first nine months of fiscal 2001.

     As of September 30, 2002, four customers accounted for more than 10% of the Company’s accounts receivable balance, with 25%, 22%, 11% and 11%, respectively. This compares to the same four customers accounting for 16%, 0%, 20% and 0%, respectively, at December 31, 2001. Further, there were an additional two customers accounting for more than 10% of our accounts receivable balance as of December 31, 2001, with 44%, and 12%, respectively.

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Work in progress	$6,227	$838
Finished goods	2,102	550

	$8,329	$1,388

6. Restructuring Charges

     On July 18, 2002 and in connection with Transmeta’s decision to cease the development and productization of the TM6000 microprocessor, the Company terminated approximately 195 employees and contractors. As a result, the Company recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002, which excludes a credit of $1.7 million to deferred compensation expense related to stock option cancellations for terminated employees. Additionally, the Company paid approximately $531,000 for previously accrued compensation in the third quarter of fiscal 2002 in connection with the employee terminations. Of the approximately 195 employees and contractors that were terminated on July 18, 2002, approximately 44 were sales, marketing, and administrative employees and approximately 151 were research and development personnel. The Company’s workforce reduction was completed in the third quarter of fiscal 2002. Additionally, the Company vacated all excess facilities as of September 30, 2002.

     Accrued restructuring charges consist of the following (in thousands):

	Cumulative Drawdowns

				Provision
	Restructuring			Balance as at
	Charges	Cash	Non-Cash	Sept. 30, 2002

Charges recorded in the quarter ended June 30, 2002:
Building leasehold costs	$8,854	$—	$284	$8,570
Property and equipment and software costs	1,629	35	1,442	152
Other	141	141	—	—

	10,624	176	1,726	8,722

Charges recorded in the quarter ended September 30, 2002:
Workforce reduction	4,102	3,913	—	189

	$14,726	$4,089	$1,726	$8,911

7. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. In March 2002, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. Plaintiffs filed a second amended complaint in March 2002. Like its antecedents, the second amended complaint purports to allege a class action on behalf of purchasers of Transmeta common stock during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs have moved for class certification, and the Court is scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. The Company believes that the allegations in the second amended complaint and the antecedent complaints are without merit and intends to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. In June 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint is based upon the same general allegations set out in the purported federal class action described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, ordered plaintiffs to file an amended complaint, and deferred consideration of the individual defendants’

demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and intends to challenge the complaint and to defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 2000 initial public offering failed to disclose certain alleged acts by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intends to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

     Although the prospective outcome of any litigation is subject to many contingencies and inherently uncertain, Transmeta management believes, based upon all information presently known to us, that the ultimate resolution of these lawsuits is unlikely to have a material adverse effect on our business, including our financial position, results of operations or cash flows.

8. Subsequent Event

     In October 2002, the Company granted to employees options to purchase 4,822,000 shares of the Company's common stock. The exercise price of the options granted is $0.95, which is equal to the fair value of the common stock at the grant date. These options vest over a three year period.

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

     We sell our products directly to OEMs and, to a lesser extent, through distributors. We are currently in the process of adding sales representatives and distributors in Europe, and sales representatives in North America. Siltrontech Electronics and Edom Technology Company are our primary distributors in Taiwan, Hong Kong and China, and All American Semiconductor is our exclusive distributor in North America. Siltrontech, Edom and All American are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products.

     We derive a significant portion of our net revenues from Asia. Sales to two customers located in Japan accounted for 41% and 30%, respectively, of our net revenue during the first nine months of fiscal 2002. This compares to four customers in Japan accounting for 28%, 18% 12% and 11%, respectively, of our net revenue during the same period last year. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of revenue. All of our sales to date have been denominated in U.S. dollars, and we expect that most of our sales in the future will be denominated in U.S. dollars. Our sales during the first nine months of fiscal years 2002 and 2001 were primarily made to the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

     Cost of revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

     We recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on the graded vesting method. As of September 30, 2002, approximately $4.2 million was recorded on our balance sheet, which will be amortized through 2004 using an accelerated graded method.

     Historically we have incurred significant losses. As of September 30, 2002, we had an accumulated deficit of $433.2 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was primarily impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the third quarter of fiscal 2002 our net revenues have been impacted by the slow worldwide and Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month period ended September 30, 2002 and September 30, 2001 each consisted of 13 weeks. The first nine months of fiscal 2001 and 2002 each consisted of 39 weeks.

New Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We accounted for our restructuring activity during fiscal 2002 under EITF 94-3. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

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

     Valuation of Long-Lived and Intangible Assets. Our accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. In accordance with our policy, at the end of each accounting period we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2001, consistent with this policy, we recorded an impairment write-off charge of $16.6 million related to deferred charges under certain license agreements with IBM and Toshiba. Although we do not now believe that our existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least reasonably possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

     Restructuring Charges. We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we will be able to command for the subleased space and the discounted interest rate that we are using to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as commitments are incurred. During the second quarter of fiscal 2002, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of $4.1 million related to a reduction in workforce during the third quarter of fiscal 2002.

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

     At the end of each accounting period, we make a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns. At September 30, 2002, consistent with this policy, the reserve balance for sales returns was $299,000. Revenue in earlier periods did not include material provisions for sales returns or allowances. We do not expect sales returns or allowances to be significant in the future; however, if our recorded provisions are not adequate, our revenues could be negatively impacted.

Results of Operations

     Net Revenue. Net revenue for the third quarter of fiscal 2002 was $6.4 million, compared to $5.0 million for the same period last year. Net revenue for the first nine months of fiscal 2002 was $18.1 million compared to $34.1 for the same period last year. The decrease for the nine month periods year over year are due to several factors, including production difficulties at the beginning of fiscal 2002, as well as unfavorable global economic conditions and reduced capital spending, particularly in Japan. Demand for our products continues to depend in large part upon sales by our OEM customers of notebook computers that incorporate our products. Sales to two customers accounted for more than 10% each and for 71% in the aggregate of net revenue for the first nine months of fiscal 2002 compared to four customers accounting for more than 10% each and 72% in the aggregate of net revenue for the same period last year.

     Gross Profit. Gross margin is the percentage derived from dividing gross profit by net revenue. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products. Gross margin in the third quarter of fiscal 2002 was 38.0%, compared to 43.6% for the same period last year. Gross margin for the first nine months of fiscal 2002 was 31.3% compared to (38.4)% for the same period last year. The decrease in gross margin in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 is primarily the result of lower average selling prices due to a more competitive economic environment, as well as under-absorbed overhead costs, both of which were partially offset by our reversal of previously recorded inventory-related charges. The increase in gross margin for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 is primarily a result of the $28.1 million charge to cost of product revenue during the second quarter of fiscal 2001 primarily related to the write off of excess inventory.

     Research and Development. Research and development (R&D) expenses in the third quarter of fiscal 2002 were $13.7 million, compared to $17.0 million for the same period last year. R&D expenses for the first nine months of fiscal 2002 were $51.0 million compared to $51.4 million for the same period last year. The decrease in the quarter to quarter comparison is primarily the result of decreased headcount and expenditures during the third quarter of fiscal 2002 resulting from our decision to cease development and productization of the TM6000 microprocessor.

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

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2002 were $6.3 million, compared to $8.8 million for the same period last year. SG&A expenses were $22.9 million for the first nine months of fiscal 2002 compared to $26.6 million for the same period last year. The decreases for both comparative periods is primarily the result of decreased compensation and related costs associated with lower headcount resulting from our restructuring program, which was implemented in the third quarter of fiscal 2002. In addition, we reduced our spending at industry trade-shows during the first nine months of fiscal 2002 compared to the same period last year.

     Restructuring Charges. On July 18, 2002 and in connection with our decision to cease the development and productization of the TM6000 microprocessor, we terminated approximately 195 employees and contractors. As a result, we recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002, which excludes a credit of $1.7 million to deferred compensation expense related to stock option cancellations for terminated employees. Additionally, we paid approximately $531,000 for previously accrued compensation in the third quarter of fiscal 2002 in connection with the employee terminations. Of the approximately 195 employees and contractors that were terminated on July 18, 2002, approximately 44 were sales, marketing, and administrative employees and approximately 151 were research and development personnel. Our workforce reduction was completed in the third quarter of fiscal 2002. Additionally, we vacated all excess facilities as of September 30, 2002.

     Amortization of Deferred Charges, Patents and Patent Rights. In connection with amortization of certain patents and patent rights acquired during the first and second quarter of fiscal 2001, we recorded amortization of $2.8 million in the third quarter of fiscal 2002, compared to $2.7 million for the same period last year. We recorded amortization of $8.5 million for the first nine months of fiscal 2002 compared to $4.5 million for the same period last year. Increased amortization expense for the first nine months of fiscal 2002 compared to the same period last year is a result of acquiring other patents and patent rights during the first and second quarter of fiscal 2001 and not realizing the full amortization expense until thereafter.

     In connection with the amortization of deferred charges as a result of entering into technology license agreements with IBM in 1997 and Toshiba in 1998, we amortized $2.3 million in the third quarter of fiscal 2001 and $8.0 million in the first nine months of fiscal 2001. Amortization of the IBM and Toshiba deferred charges ceased at the end of the fourth quarter of fiscal 2001 when, as a result of applying our accounting policies related to long-lived assets, we wrote down the value of these assets to zero. As a result of writing off these deferred charges, we will not incur future amortization expense of approximately $2.3 million per quarter.

     Stock Compensation. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $422,000 in the third quarter of fiscal 2002 compared to $4.0 million for the same period last year. Net amortization for the first nine months of fiscal 2002 was $2.6 million compared to $15.8 million for the same period last year. The decrease is primarily a result of amortizing the deferred charge on an accelerated graded method, as well as a credit recorded to stock compensation expense of $1.7 million in the third quarter of fiscal 2002 related to our workforce reduction. The total credit to deferred stock expense for all cancellations for the nine month period ended September 30, 2002 was $3.2 million.

     We apply variable accounting for certain stock option grants, which is included in deferred stock compensation. Stock compensation for the third quarter of fiscal 2002 included a credit of $2.1 million recorded to stock compensation expense due to a lower market price of our stock at the end of the third quarter of fiscal 2002 compared to the market price of our stock at the end of the second quarter of fiscal 2002. Net stock compensation charges for the first nine months of fiscal 2002 included a credit of $2.0 million related to variable stock compensation. We account for variable stock compensation awards because, during the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record variable stock compensation expense on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award.

     Interest Income. Interest income in the third quarter of fiscal 2002 was $1.1 million, compared to $3.3 million for the same period last year. Interest income for the first nine months of fiscal 2002 was $4.4 million compared to $12.4 million for the same period last year. The decrease is primarily due to lower average yields as a result of re-investing matured securities at lower rates of return than originally invested. Further, the decrease is due to lower cash balances as a result of funding operations. We invest in highly liquid securities, which have been affected by declining interest rates.

     Interest Expense. Interest expense for the third quarter of fiscal 2002 was $90,000, compared to $227,000 for the same period last year. Interest expense was $534,000 for the first nine months of fiscal 2002 compared to $820,000 for the same period last year.

     Provision for Income Taxes. We recorded a benefit for income taxes of $2,000 for the third quarter of fiscal 2002, compared to a provision of $5,000 recorded for same period last year. We recorded a provision for income taxes of $23,000 for the first nine months of fiscal 2002 compared to $22,000 for the same period last year. All tax provisions recorded relate to state, local and foreign taxes, and tax refunds.

Liquidity and Capital Resources

Cash Flows

     As of September 30, 2002 we had $155.8 million in cash and cash equivalents and short-term investments, a decrease of $85.9 million from December 31, 2001.

     Net cash used in operating activities during the first nine months of fiscal 2002 was $75.1 million, compared to $62.3 million used during the same period last year. Although our net loss for the first nine months of fiscal 2002 was $33.3 million lower than the same period last year, our net cash used to fund operating activities during the first nine months of fiscal 2002 was net $12.8 million more than that of the same period last year. This is a result of several factors, such as a decrease in net non-cash adjustments to cash used during the first nine months of fiscal 2002 of $24.2 million compared to $47.6 million for the same period last year. Significant decreases in non-cash adjustments for the first nine months of fiscal 2002 compared to the same period last year include $15.2 million in stock compensation, $13.6 million of in-process research and development and $4.0 million related to the amortization of deferred charges, which were partially offset by the $10.6 million increase related to restructuring charges recorded in the second quarter of fiscal 2002. The decrease in non-cash adjustments were partially offset by an increase in changes in operating assets and liabilities of approximately $11.0 million in the first nine months of fiscal 2002 compared to a decrease of $11.7 million for the same period last year. Significant changes to operating assets and liabilities for the first nine months of fiscal 2002 include $6.9 million used for inventory purchases compared to a $13.4 million reduction in inventory balances for the same period last year as a result of the inventory write-offs.

     Net cash provided by investing activities during the first nine months of fiscal 2002 was $55.1 million, compared to $158.9 million used during the same period last year. Net cash provided by investing activities in the first nine months of fiscal 2002 consisted primarily of $67.5 million net proceeds from the maturity of available-for-sale investments, partially offset by the $9.0 million partial settlement of long-term payable obligations for patents and patent rights and purchases of property and equipment of $3.2 million. Net cash used in investing activities during the same period last year was primarily the net result of investing $141.6 million in excess cash in available-for-sale investment securities and the partial payment obligations of $16.0 million related to the purchase of patents and patent rights, as well as purchases of property and equipment of $6.7 million.

     Net cash provided by financing activities during the first nine months of fiscal 2002 was $2.0 million, compared to $1.5 million used during the same period last year. Net cash provided by financing activities during the first nine months of fiscal 2002 was primarily due to proceeds from option exercises and employee stock purchase plan purchases of $4.4 million, partially offset by the repayment of debt and lease obligations of $2.4 million. Net cash used in financing activities during the same period last year is primarily attributable to the repayment of debt and lease obligations of $3.8 ,million, partially offset by proceeds from option exercises and employee stock purchase plan purchases of $2.6 million.

Uses of Liquidity

     At September 30, 2002, we had $39.8 million in cash and cash equivalents and $116.0 million in available-for-sale investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease certain equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At September 30, 2002, we had the following contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 4 Years

	(In thousands)
Long Term Debt	$157	$157	—	—
Capital Lease Obligations	$483	$483	—	—
Operating Leases	$25,488	$4,156	$13,096	$8,236
Unconditional Purchase Obligations	$7,089	$7,089	—	—
Other Long Term Obligations	$45,500	$15,000	$30,500	—

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $88.3 million in the first nine months of fiscal 2002, $171.3 million in 2001, $97.7 million in 2000 and $41.1 million in 1999. As of September 30, 2002, we had an accumulated deficit of $433.2 million. Historically, we have increased our research and development, sales and marketing, and administrative expenses over time. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our net revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001 and through the third quarter of fiscal 2002, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

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

Our Future Revenue Depends in Part Upon Our Ability to Penetrate the Notebook Computer Market.

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

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

     The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. The industry experienced a downturn of this type in 1997 and 1998, and has been experiencing a downturn again since 2001. Our net revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

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

     In July 2002, as part of our effort to reduce operating expenses, we announced a restructuring and related reduction in our workforce. Our restructuring plan included the termination of approximately 195 employees and contractors, which constituted approximately 40 percent of our workforce. As a result of the recent workforce reduction, we have incurred substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.

We Might Not Be Able to Execute on Our Business Plan if We Lose Key Management or Technical Personnel, on Whose Knowledge, Leadership and Technical Expertise We Rely, or if We Fail to Work Effectively With New Members of Our Management Team.

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others, including our president and chief executive officer, have joined us in these management roles only very recently. In April 2002, Matthew R. Perry joined us as chief executive officer and president, replacing Murray A. Goldman and R. Hugh Barnes, who served in positions of chief executive officer and president and chief operating officer, respectively, from October 2001 to April 2002. Svend-Olav Carlsen, our vice president of finance and corporate controller, began serving as acting chief financial officer in June 2002. In August 2002, Ray Holzworth joined us as vice president of operations. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline during 2000, 2001 and through the third quarter of 2002, and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we are defending several purported securities class action lawsuits. Further, certain of our management and directors have also been sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, an adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

We Face Intense Competition in the Semiconductor Market; Our Competitors Are Much Larger Than We Are and Have Significantly Greater Resources; We May Not Be Able to Compete Effectively.

     The market for microprocessors is dominated by established firms and subject to rapid technological change. We face particularly strong competitive pressure in the United States and we believe that such pressure is increasing on a worldwide basis. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower the prices of our products in order to increase or maintain market share, which would likely increase our losses. Significant competitors include Intel and Advanced Micro Devices and licensees of technology from ARM Holdings and MIPS Technologies.

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

     Sales to two customers in the aggregate accounted for 71% of net revenue in the first nine months of fiscal 2002. These customers are located in Japan, which subjects us to economic cycles in that country. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

•	the success of our customers in marketing products that incorporate our products;

•	the product requirements of our customers; and

•	the financial and operational success of our customers.

     We have entered into distributor agreements and rely in part on distributors for sales of our products in large territories, including Taiwan, Hong Kong, China and North America. These agreements do not contain minimum purchase commitments. Additionally, we are in the process of entering into agreements with sales representatives in North America and Europe. Any distributor or sales representative that fails to emphasize sales of our products, chooses to emphasize alternative products or devices to promote products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of net revenue.

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

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second and third quarters of 2001, we recorded a net charge of $25.6 million to cost of net revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE, which provides our assembly and test services, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

     If it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

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

     Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status. One of these requirements is that we must maintain a minimum closing bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a “deficiency notice” from Nasdaq. Upon receipt of this notice, we would then have 90 calendar days to comply, and during this period the minimum closing bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. On November 8, 2002, the closing bid price of our common stock was $1.05 per share. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

We May Make Acquisitions, Which Could Put a Strain on Our Resources, Cause Dilution to Our Stockholders and Adversely Affect Our Financial Results.

     We may acquire companies and technology to expand our business and for other strategic reasons. Integrating newly acquired organizations and technologies into our company could put a strain on our resources and be expensive and time consuming. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or incurrence of charges related to goodwill and other intangible assets, any of which could adversely affect our balance sheet and operating results. Moreover, we may not be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, we may not be able to make these acquisitions on commercially reasonable terms or at all.

We Plan to Expand Our International Operations, and the Success of Our International Expansion Is Subject to Significant Uncertainties.

     We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell a significant portion of our products to customers in Asia. As part of our international expansion, we have personnel in Taiwan, Japan and Europe who provide sales and customer support. In addition, we have appointed distributors to sell products in Taiwan, Hong Kong and China, and are currently in the process of adding sales representatives in Europe. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2002, our cash equivalents and available-for-sale investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of approximately 2.3%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at September 30, 2002, with consistent cash equivalents and available-for-sale investment balances, interest income for the remaining quarter of fiscal 2002 would be adversely affected by approximately $90,000. We do not use our investment portfolio for trading or other speculative purposes.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

     Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. The Court has consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. In March 2002, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaint, and allowed plaintiffs to amend their pleading. Plaintiffs filed a second amended complaint in March 2002. Like its antecedents, the second amended complaint purports to allege a class action on behalf of purchasers of Transmeta common stock during the period from November 7, 2000 to July 19, 2001. The second amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs have moved for class certification, and the Court is scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. We believe that the allegations in the second amended complaint and the antecedent complaints are without merit and intend to defend the consolidated action vigorously.

     Beginning in June 2001, the directors and certain officers of Transmeta were sued in three purported shareholder derivative actions filed in the Superior Courts of the State of California for the Counties of Santa Clara and San Mateo. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County into a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. In June 2002, plaintiffs filed a second amended complaint. Like its antecedents, the second amended complaint is based upon the same general allegations set out in the purported federal class action described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs lack of standing, ordered plaintiffs to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. We believe that the allegations in the second amended complaint and it antecedents are without merit and intend to challenge the complaint and to defend the consolidated action vigorously.

     Beginning in June 2001, Transmeta, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 2000 initial public offering failed to disclose certain alleged acts by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). We believe that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. Transmeta and the individual defendants have not yet responded to the consolidated amended complaint, because the time for defendants to move as to any such complaint is presently adjourned pending further instruction from the Honorable Shira A. Scheindlin, U.S. District Court Judge, Southern District of New York.

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

     As of September 30, 2002, we had paid $5.0 million of the net proceeds to IBM under the terms of our amended license agreement, $3.5 million to IBM under the terms of our original license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, approximately $10.8 million in property and equipment purchases and $20.7 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $171.8 million in ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Our audit committee has considered whether any reasonably anticipated non-audit services to be rendered by Ernst & Young LLP during the course of fiscal 2002 are compatible with maintaining Ernst & Young LLP’s independence as auditors of our fiscal 2002 consolidated financial statements, and have approved the anticipated non-audit services, maintaining they would not impair Ernst & Young LLP’s independence. The audit committee has approved the following non-audit services to be performed by Ernst & Young LLP: quarterly review of the unaudited condensed consolidated financial statements as of March 31, June 30, and September 30, 2002; and state and local tax, as well as regulatory, compliance services.

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

Date: November 11, 2002	TRANSMETA CORPORATION

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Matthew R. Perry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transmeta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ MATTHEW R. PERRY
Matthew R. Perry Chief Executive Officer

CERTIFICATIONS

I, Svend-Olav Carlsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transmeta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title

99.1	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.