Form 10-K
period 2002-12-31
TRANSMETA CORP
filed 2003-03-27
CIK 1001193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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
Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     As of June 28,2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the average bid and asked prices price of $2.35 for the common stock as quoted by the Nasdaq National Market on that date,) was approximately $250,580,726.

     As of March 21, 2003, there were 138,530,976 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2003 are incorporated by reference into Parts II and III of this report on Form 10-K.

TRANSMETA CORPORATION

FISCAL YEAR 2002 FORM 10-K

      We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta®, the Transmeta logo, Crusoe®, the Crusoe logo, Code MorphingTM, LongRun® and MidoriTM are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

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

Overview

      Transmeta Corporation develops and sells software-based microprocessors and develops additional hardware, software and system technologies that enable manufacturers to build highly efficient computing systems characterized by low power consumption, reduced heat dissipation and the high performance required to run standard x86 compatible programs. We originally developed our family of Crusoe microprocessors for lightweight notebook computers and other mobile computing devices, but we have developed and are continuing to develop microprocessors suitable for a variety of existing and emerging end markets in which x86 program compatibility and energy and thermal efficiency are desirable.

The Microprocessor Market

      The microprocessor market includes at least two categories, which are distinguished by the basic function of the microprocessor. A microprocessor that performs general computing tasks is known as the central processing unit (CPU) of a computer system. A microprocessor used for control applications is often referred to as an embedded processor. We have historically supplied processors in the CPU category and have focused particularly on supplying energy efficient microprocessors for notebook and other mobile personal computers (PCs). More recently, in January 2003, we publicly announced our line of Crusoe Special Embedded (SE) processors, which are energy efficient microprocessors suited for embedded applications.

      A CPU processor is an integrated circuit, generally consisting of millions of transistors, that serves as the brain of a computer system, such as a PC. The CPU processor is typically the component most critical to the performance and efficiency of PCs. The CPU processor controls data flowing through the electronic system and manipulates data as specified by the hardware and software that controls the system. In 1981, International Business Machines Corporation (IBM) introduced its first PC containing a microprocessor based upon the x86 instruction set developed by Intel Corporation and utilizing the Microsoft Corporation MS-DOS® operating system. As circuit design and large scale integration process technology have evolved, the performance and functionality of each new generation of x86 microprocessors have increased. Personal computers that retained software compatibility with the x86 computer instruction language have thrived, while those that tried to use other microprocessors incompatible with the x86 PC have not sustained significant market share. In addition to compatibility with standalone x86 PC software, the ability to access the entire Internet and obtain the full Internet experience usually requires x86 compatibility. The x86 microprocessor market has been dominated by Intel since IBM’s introduction of the PC.

      The x86 microprocessor market is characterized by intense competition, short product life cycles and rapid advances in product design and process technology. Today, we believe that the greatest demand for microprocessors is from PC manufacturers. With few exceptions, PC manufacturers require x86 microprocessors that are compatible with Microsoft Windows® operating systems. Improvements in the performance characteristics of microprocessors and decreases in production costs resulting from advances in process technology have broadened the market for PCs and, as a result, increased the demand for microprocessors.

      The market in which PC original equipment manufacturers (OEMs) operate is intensely competitive. Most PC suppliers have evolved from fully integrated manufacturers with proprietary system designs to vendors focused on building brand recognition and distribution capabilities. Almost all of these suppliers now rely on Intel or other third-party manufacturers for the major subsystems of their PCs, such as the motherboard and chipsets. These suppliers are also increasingly outsourcing the design and manufacture of complete systems. The third-party manufacturers of these subsystems, based primarily in Asia, are focused on providing PCs, motherboards and complementary chipset devices that incorporate the latest trends in features and performance at low prices. Increasingly, these third-party manufacturers are also supplying fully configured PC systems through alternative distribution channels.

      Embedded processors also comprise a significant segment of the microprocessor market. Embedded processors are general purpose devices that perform dedicated applications with limited or no user interface and programmability. A system designed around an embedded processor is typically preprogrammed to execute a specific task or function, making it a closed system which cannot be programmed by an end user. Markets for embedded processors include industrial automation, scientific instrumentation, retail kiosks, point-of-sale terminals, automotive infotainment, process control and home automation systems.

Transmeta’s Product Technologies

      We develop and sell software-based microprocessors and develop additional hardware, software, and system technologies that enable manufacturers to build highly efficient computing systems characterized by low power consumption, reduced heat dissipation and the high performance required to run standard x86 compatible programs. We originally developed our family of Crusoe microprocessors for lightweight notebook computers and other mobile computing devices, but we have developed and are continuing to develop microprocessors suitable for a variety of existing and emerging end markets in which x86 program compatibility and energy and thermal efficiency are desirable.

      Our approach to microprocessor design implements substantial portions of the microprocessor functionality in software. Our microprocessors are unique because, unlike traditional microprocessors that are built entirely with silicon hardware, they are composed of both software and hardware components. When combined, these two components form a microprocessor solution that is compatible with software programs designed for x86 PC compatible computers, operates using less power than most other x86 microprocessors and runs standard PC software and Internet applications. We believe that there are several technical and economic benefits to this approach. By partitioning the complex problem of designing a microprocessor into two pieces, each piece is individually simpler to implement. A substantial portion of the functionality of our microprocessor is implemented with software, which allows the remaining functionality to be implemented in a relatively simple semiconductor chip.

      We have developed substantial technical expertise and technology in the following core elements of our microprocessors:

•	Code Morphing Software. The software component of our microprocessors is called Code Morphing software, because it dynamically translates, or morphs, x86 instructions into instructions for our very long instruction word processors. Code Morphing software dynamically translates from the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. The technology involved in Code Morphing software is similar to that used in advanced compilers, but with the input being binary programs rather than high-level language source code. Code Morphing software translates small groups of instructions incrementally, on an as-needed basis. Once a group of instructions is translated, those translated instructions are cached for successive executions without the need for further translation. Since instructions in an application often execute millions of times or more, performance costs associated with translation are quickly amortized. Code Morphing software constantly monitors the programs a user is running in order to re-optimize the operation of those programs so as to maximize the energy efficiency and performance of our microprocessors.

•	Very Long Instruction Word (VLIW) Processor Hardware. The hardware component of our microprocessors is a VLIW processor chip. Our VLIW chip is responsible for basic arithmetic computation, and the control and caching functions. It currently supports 128-bit and 64-bit wide instructions, and will support 256-bit instructions for our next generation TM8000 processor. Each of these wide instructions can control multiple functional units in parallel for high performance under software control. For example, a single 128-bit VLIW instruction might simultaneously control an integer addition, an integer subtraction, a memory load and a branch. Our microprocessors currently employ a number of advanced features. Our microprocessors have relatively large Level 1 instruction caches and large Level 1 data caches. Our microprocessors also contain on-chip Level 2 caches that improve performance by reducing the average time to access data from memory, and also help reduce power by decreasing the number of power-burning memory accesses to dynamic random access memory, or DRAM.

•	LongRun Power Management. Our proprietary LongRun technology is enabled by the monitoring and optimization capabilities of Code Morphing software. LongRun monitors levels of user activity to determine how much performance is actually needed. Our chip has special purpose hardware that allows LongRun to rapidly adjust the frequency and voltage of the chip to a variety of levels to closely match the needed level of performance. Reducing frequency and voltage can substantially reduce the power consumed by our microprocessors, which in turn leads to longer battery life.

•	Integrated Northbridge Chipset. Because we have moved many traditional chip functions from hardware into software, the basic processor requires a relatively small chip area. This provides the opportunity to integrate a full PCI bus controller, a synchronous DRAM, or SDRAM, memory interface, and, on some Crusoe microprocessors, a double data rate SDRAM, or DDR SDRAM, memory interface. A PCI bus connects a processor to user input/output devices such as a graphics controller or modem. These functions have been traditionally provided in a second chip, called a northbridge. Our microprocessors integrate this northbridge functionality onto the same silicon die as the processor. This increased level of integration reduces both power requirements and motherboard area, which are critical resources in small mobile devices.

      Our innovative software-based microprocessor technologies can enable computers engineered with our microprocessors to achieve a variety of benefits, including extended battery life, reduced heat dissipation, lighter weight, and competitive performance and full compatibility with x86 and Internet software.

      In support of our microprocessor development and business, we are also are engaged in the research, design, product development and system integration of many of the software and hardware technologies that make up a complete x86 PC compatible computer system. In addition to the microprocessor, the quality of the final computer system depends on the successful integration and optimization of all of the various hardware and software components in the computer. For example, we have developed tools, methodologies, techniques and related expertise in the development of basic input/output software, or BIOS, power management technologies for energy efficiency and battery life, and thermal management technologies to reduce heat dissipation. We have also invested substantial resources in developing tools, expertise and test environments for compatibility testing. We test compatibility across three major areas: x86 compatibility, hardware compatibility, and full operating system and application compatibility. Our understanding of the complete computer system and our ability to provide and improve an optimized total platform solution for our customers are the result of our core competencies and technologies.

      We also design and build, on a limited scale, PC-compatible computer systems based on our microprocessors. We build these systems for internal engineering use in order to test our microprocessors in a real system environment. We believe that the detailed design specifications are valuable to our customers as known working reference designs. By providing schematics, motherboard layout and extensive design notes, we can help our customers save time to market. We have a systems engineering department that develops and builds reference designs suitable for use in notebook computers and embedded systems. We also use these systems for many in-house purposes, such as testing new Code Morphing software, testing basic input/output systems, benchmarking and compatibility testing. We also take an active role in helping our customers debug and optimize the design of their platforms for battery life and performance.

Transmeta’s Strategy

      Our objective is to supply industry-leading energy efficient microprocessor solutions that deliver x86 software compatibility at a variety of compelling cost and performance points. Key elements of our strategy include:

      Extending Our Expertise in Software-Based Microprocessor Technologies. We plan to continue to extend our expertise in software-based microprocessor technology in order to develop and bring to market differentiated microprocessor products. We have and will continue to develop successive generations of hardware architectures and Code Morphing software optimizations to further enhance power management and performance, while maintaining x86 software compatibility. We also will continue to exploit the unique characteristics of software to continue to move additional functions from hardware into software, and to develop and implement new features, such as security. We plan to continuously extend the ability of our Code Morphing software to “learn” about the characteristics of an application program while it is running, and to use this knowledge to improve performance and reduce power consumption.

      Focusing on Mobile Computer Markets. Our initial goal has been to target our microprocessors at growing markets where energy efficiency, mobility and x86 PC software compatibility are paramount, such as in the mobile Internet computing market. We believe that mobile Internet computing devices are at the convergence point between communications and computing. Our current products are directed at the market for ultra-light mobile notebook computers, which typically weigh less than three pounds and feature extended battery life. We are also focused on evolving markets, where energy efficiency and low cost are important.

      Developing New Markets Beyond Mobile Computing. We also believe that there are new market opportunities for our microprocessors where energy efficiency and x86 software compatibility are particularly important, but where mobility and battery life may not be a factor. Next generation cable television set-top boxes, for example, will need x86 compatibility to provide Internet connectivity and web browsing, and sufficient performance to deliver streaming media in a home environment where a cool and quiet system without a noisy fan will be desired. Other emerging markets for which the energy efficiency advantages and software-based design of our products are particularly attractive include quiet desktop PCs, small office/home office servers and high-density blade servers.

      Collaborating with Other Companies that Enhance Our Business. We work closely with our OEM customers to collaborate on the specifications for our next generation products. We have continued to develop our working relationship with Microsoft in order both to ensure compatibility between our microprocessors and Microsoft’s software products and to collaborate on future products. We work with our foundry partner Taiwan Semiconductor Manufacturing Co., or TSMC, to fabricate silicon wafers using advanced manufacturing process technologies rather than developing our own manufacturing facilities. We additionally work with Advanced Semiconductor Engineering, or ASE, for substantially all of our assembly and test services.

      Developing and Sharing with Customers Our Systems Expertise. To speed the adoption of our technology and improve our customers’ time-to-market, we often provide potential customers with complete reference computer system solutions. By building an entire computer system, we can innovate across all the components of a computer system and help our customers resolve system design issues. We are committed to bringing expertise to our customers not only in microprocessors, but also in the engineering know-how of motherboard design, porting of basic input/output system software, operating system bring up, compatibility testing, power management tuning and thermal design issues. We believe that our ability to provide comprehensive systems expertise will continue to improve our customers’ time-to-market and accelerate the adoption of the Crusoe solution.

Products

      In January 2000, we announced our first family of microprocessor products under the brand name Crusoe. The Crusoe microprocessor family has evolved to include multiple models that feature different levels of performance and different cost structures. Our current products include the TM5400/ TM5600 generation and TM5500/ TM5800 generation Crusoe microprocessors, the Crusoe Special Embedded (SE) microprocessors, and our next generation TM8000 microprocessor expected to be commercially available during the third quarter of 2003.

      The TM5400 and TM5600 processors were manufactured prior to 2002 in a 0.18 micron CMOS technology. These microprocessors are similar except in the size of their level 2 cache. The TM5400 has a 256 KByte level 2 cache, and the TM5600 has a 512 KByte level 2 cache. Both processors have a 64 KByte level 1 data cache and 64 KByte level 1 instruction cache as well as an integrated “northbridge”, which consists of a PCI bus controller, a SDR DRAM controller, and a DDR DRAM controller. These processors feature maximum operating frequencies up to 667 MHz.

      The TM5500 and TM5800 processors are manufactured in a 0.13 micron CMOS technology. These microprocessors are similar except in the size of their level 2 cache. The TM5500 has a 256 KByte level 2 cache, and the TM5800 has a 512 KByte level 2 cache. Both processors have a 64 KByte level 1 data cache and 64 KByte level 1 instruction cache as well as an integrated “northbridge”, which consists of a PCI bus controller, a SDR DRAM controller, and a DDR DRAM controller. These processors currently feature maximum operating frequencies up to 1000 MHz. We introduced the TM5500/ TM5800 in June 2001 and began to derive product revenue from TM5500/ TM5800 sales during the fourth quarter of 2001.

      The Crusoe SE processors are x86 software compatible general purpose processors designed specifically for embedded applications. They are also manufactured in a 0.13 micron CMOS technology.

      The TM8000 processor, our next generation microprocessor product, was publicly demonstrated in November 2002. We publicly announced information about the TM8000 in February 2003. Our TM8000 processors will also be manufactured in a 0.13 micron CMOS technology. In addition to our legacy Code Morphing software and LongRun technologies, the TM8000 includes three new high performance bus interfaces. It has an on-chip 400 MHz HyperTransportTM bus interface, for increased input/output efficiency. The new processor also includes an on-chip Double Date Rate 400 (DDR-400) SDRAM memory interface, which will substantially increase throughput over earlier DDR-266 interfaces. The TM8000 also has an on-chip AGP-4X graphics interface for industry standard, high performance graphics solutions. All three of these new interfaces allow the TM8000 processor to achieve more work per clock, which results in greater energy efficiency and longer battery life for mobile computer users. The first TM8000 processors are expected to feature maximum operating frequencies up to 1200 MHz, and to be commercially available in the third quarter of 2003.

Customers

      We currently sell our products to many of the computing industry’s leaders who in turn produce cutting edge mobile computing solutions. Our customers include, among others, Sony Electronics, Fujitsu, Uniquest (acting as the distributor of our product for the Hewlett-Packard Tablet PC), Toshiba, NEC, Hitachi, Sharp, Casio and Siltrontech Electronics. Our server customers include RLX Technologies and NEC. Sony Electronics and Fujitsu accounted for 37% and 26%, respectively, of our net product revenue in fiscal 2002.

Sales and Marketing

      We sell our products directly to OEMs and, to a lesser extent, through distributors, stocking representatives and manufacturers’ representatives. We have added manufacturers’ representatives and distributors in Europe, and manufacturers’ representatives in North America. Etron Corporation Ltd. is our manufacturers’ representative for Korea. Uniquest, Siltrontech Electronics and Edom Technology are our primary distributors in Hong Kong and Taiwan, and All American Semiconductor is our exclusive distributor in North America. Inno Micro Corporation and Shinden Hightex Corporation have been added as distributors for Japan. Our distributors are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products. As needed, we will continue to add representation to our current sales and distribution network.

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

      We currently use Taiwan Semiconductor Manufacturing Co., or TSMC, to fabricate wafers for our microprocessors. We place orders with TSMC on a purchase order basis. We do not have a manufacturing agreement with TSMC or a guaranteed level of production capacity or long term contractual wafer pricing with TSMC. TSMC may allocate capacity to other companies and reduce deliveries to us on short notice.

      Our designs are compatible with industry-standard CMOS manufacturing processes. Substantially all of our products are now fabricated using 0.13 micron process technologies. We continuously evaluate the benefits, on a product-by-product basis, of migrating to a smaller geometry process technology to reduce costs and increase the performance of our microprocessors. Difficulties in shifting to smaller geometry process technologies or new manufacturing processes have and may continue to lead to delays in product deliveries or may lead to reductions in manufacturing yields.

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

Competition

      The market for microprocessors is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. Significant competitors that offer microprocessors for the notebook computer market include Intel, Advanced Micro Devices and VIA Technologies. Intel currently manufactures lower power versions of its microprocessors targeting applications in the ultra-light notebook computer market.

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

Employees

      At December 31, 2002, we employed 289 people in the United States, Japan, Taiwan and Europe. Of these employees, 216 were engaged in research and development, 28 were engaged in sales and marketing and 45 were engaged in general and administrative functions. None of our employees is subject to any collective bargaining agreements. We believe that our employee relations are good.

Available Information

      We make available free of charge on or through our Internet address located at www.transmeta.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties

      We lease a total of approximately 131,225 square feet of office space in four buildings in a business park complex located in Santa Clara, California. We lease space in these buildings under four separate leases all of which expire in June 2008. During fiscal 2002, we subleased approximately 8,280 square feet of office space in Santa Clara to a single subtenant. The sublease agreement expired in July 2002 and the subtenant vacated the subleased office space. We also lease approximately 5,000 square feet of office space in a two-story office building located in Acton, Massachusetts under a separate lease agreement, which expires in February 2004. We also lease office space in Taiwan, Japan and Europe to support our sales and marketing personnel worldwide. As a result of our workforce reduction completed in the third quarter of fiscal 2002, we vacated a total of approximately 72,730 square feet of office space in Santa Clara, California and Acton, Massachusetts as of September 30, 2002. We have listed the excess office space with a real estate broker in an effort to secure one or more subtenants, and in early fiscal 2003, we subleased 8,600 square feet of our vacant facilities. We believe the facilities we currently occupy are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

      Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California.(1) The Court consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. The consolidated amended complaints purported to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The consolidated amended complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs moved for class certification, and the Court was scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. We believe that the allegations in the second amended complaint and the antecedent complaints are without merit and have defended the consolidated action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants entered into an agreement with plaintiffs’ counsel to settle this action for approximately $5.5 million, all of which monies have been paid by

      1Hertzfeld, et al. v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.); Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-2614- EDL, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).

the defendants’ directors and officers (“D&O”) liability insurance. In December 2002, the court granted preliminary approval to the proposed settlement agreement. In March 2003, the Court granted final approval of the settlement agreement.

      Beginning in June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions.(2) In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. We believe that the allegations in the second amended complaint and its antecedents are without merit and we have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the “MOU”). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. The court has scheduled a hearing on the proposed settlement for April 29, 2003.

      Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). We believe that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. In November 2002, Transmeta joined a coordinated motion to dismiss filed on behalf of all issuers and individual defendants. In March 2003, the Court granted in part and denied in part that coordinated motion to dismiss, and issued an order regarding pleading of amended complaints.

      2Pereira v. David Ditzel, et al. (Case No. CV 799491), Sweeney v. Mark Allen, et al. (Case No. CV 799667), and Scotter v. David Ditzel, et al. (Case No. CV 808264), all filed in Superior Court for Santa Clara County, California, and Krim v. David R. Ditzel, et al. (Case No. CV 418524), filed in Superior Court for San Mateo County, California, and later transferred to Santa Clara County pursuant to stipulated consolidation order.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information for Common Stock

      Transmeta’s common stock began trading on the Nasdaq National Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On March 21, 2003, the closing price of our common stock was $1.24.

	High	Low

Fiscal year ended December 31, 2002
First quarter	$4.47	$2.15
Second quarter	3.87	1.79
Third quarter	2.34	0.85
Fourth quarter	1.64	0.74
Fiscal year ended December 31, 2001
First quarter	$37.25	$12.00
Second quarter	25.00	5.12
Third quarter	5.55	1.25
Fourth quarter	3.22	1.17

Stockholders

      As of March 21, 2003, we had approximately 603 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.

Dividends

      Transmeta has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

      The information required by this item is incorporated by reference to the caption “Equity Compensation Plan Information” in our Proxy Statement for our May 2003 Annual Meeting.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2002, we issued and sold the following unregistered securities:

      In February 2002, we issued 340,483 shares of common stock, valued at $1.0 million, to an intellectual property owner as partial consideration for certain intellectual property and related assets that we acquired in February 2001.

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

      As of December 31, 2002, we paid $14.5 million of the net proceeds to IBM under the terms of our amended license agreement, approximately $13.2 million in property and equipment purchases and $20.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $190.6 million to fund ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 6.	Selected Financial Data

      The following table reflects selected unaudited consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of Transmeta Corporation for the five years ended December 31, 2002.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$24,247	$35,590	$16,180	$76	$326
License	—	—	—	5,000	28,000

Total revenue	24,247	35,590	16,180	5,076	28,326
Cost of revenue(1)	17,127	48,694	9,461	18	71

Gross profit (loss)	7,120	(13,104)	6,719	5,058	28,255
Operating expenses:
Research and development	63,603	67,639	61,415	33,122	23,467
Purchased in-process research and development	—	13,600	—	—	—
Selling, general and administrative	29,917	35,460	27,045	12,811	12,616
Restructuring charges(2)	14,726	—	—	—	—
Amortization of deferred charges, patents and patent rights	11,392	17,556	10,416	218	—
Impairment write-off of deferred charges(3)	—	16,564	—	—	—
Stock compensation(4)	1,809	20,954	13,056	—	—

Total operating expenses	121,447	171,773	111,932	46,151	36,083

Operating loss	(114,327)	(184,877)	(105,213)	(41,093)	(7,828)
Interest and other income	4,962	14,686	9,174	2,456	892
Interest expense	(601)	(1,060)	(1,666)	(1,952)	(1,154)

Loss before income taxes	(109,966)	(171,251)	(97,705)	(40,589)	(8,090)
Provision for income taxes	—	—	—	500	2,000

Net loss	$(109,966)	$(171,251)	$(97,705)	$(41,089)	$(10,090)

Net loss per share — basic and diluted	$(0.82)	$(1.33)	$(2.18)	$(1.51)	$(0.44)

Weighted average shares outstanding — basic and diluted	134,719	129,002	44,741	27,236	23,074

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,613	$57,747	$259,744	$46,645	$27,809
Short-term investments	112,837	183,941	83,358	19,799	—
Working capital	116,033	217,152	343,004	58,912	21,909
Total assets	197,555	309,024	412,536	99,443	43,497
Long-term obligations, net of current portion	18,116	29,295	20,950	27,020	10,798
Total stockholders’ equity	140,847	244,965	364,916	63,083	24,032

(1)	Cost of revenue includes a charge of $28.1 million related to an inventory charge taken in the second quarter of 2001, which was partially offset by the sale of such previously written off inventory and reversal of previously accrued inventory charges of $1.9 million and $2.5 million in fiscal 2002 and 2001, respectively.

(2)	Restructuring charges primarily includes $8.9 million for excess facilities, $1.6 million for property and equipment and prepaid software maintenance write-offs and $4.1 million related to a reduction in workforce.

(3)	During the fourth quarter of 2001, we wrote-off $16.6 million of long-lived asset balances related to deferred charges under licensing agreements.

(4)	Stock compensation in fiscal 2001 includes variable stock compensation charges of $2.5 million, $16.6 million of deferred stock compensation as a result of options granted prior to November 2000 and $1.7 million in forgiveness of interest on notes receivables associated with option exercises.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

Overview

      We develop and sell software-based microprocessors and develop additional hardware, software, and system technologies that enable manufacturers to build highly efficient computing systems characterized by low power consumption, reduced heat dissipation and the high performance required to run standard x86 compatible programs. We originally developed our family of Crusoe microprocessors for lightweight notebook computers and other mobile computing devices, but we have developed and are continuing to develop microprocessors suitable for a variety of existing and emerging end markets in which energy and thermal efficiency along with x86 software compatibility are desirable. We rely on independent, third party contractors to perform manufacturing, assembly and test functions. Our fabless approach allows us to focus on designing, developing and marketing our products and to significantly reduce the amount of capital needed to invest in manufacturing infrastructure.

      From our inception in March 1995 through January 2000, we were engaged primarily in research and development. In 1999, we began focusing on achieving design wins with original equipment manufacturers, or OEMs, in addition to our ongoing development activities. In January 2000, we introduced our Crusoe family of microprocessors and began recognizing product revenue from sales of these microprocessors in the first half of 2000. Through June 30, 2000, product shipments consisted of development systems and prototypes. We expect to be dependent on sales of Crusoe microprocessors and successive generations of these products for the foreseeable future.

      We sell our products directly to OEMs and, to a lesser extent, through distributors, stocking representatives and manufacturers’ representatives. We have added manufacturers’ representatives and distributors in

Europe, and manufacturers’ representatives in North America. Etron Corporation Ltd. is our manufacturers’ representative for Korea. Uniquest, Siltrontech Electronics and Edom Technology are our primary distributors in Hong Kong and Taiwan, and All American Semiconductor is our exclusive distributor in North America. Inno Micro Corporation and Shinden Hightex Corporation have been added as distributors for Japan. Our distributors are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products. As needed, we will continue to add representation to our current sales and distribution network.

      The majority of our sales have been to a limited number of customers and sales are highly concentrated. Additionally, we derive a significant portion of our revenue from customers located in Asia. Sales to two customers, each of which is located in Japan, accounted for 37% and 26%, respectively, of our net product revenue in fiscal 2002. The same two customers accounted for 30% and 12%, respectively, of our net product revenue in fiscal 2001 and 60% and 28%, respectively, of our net product revenue in fiscal 2000. Sales to two additional customers, each of which is located in Japan, accounted for 18% and 11%, respectively, of our net product revenue in fiscal 2001. The loss of a major customer, or the delay of significant orders from these customers could reduce or delay our recognition of revenue. Three customers accounted for 78% of our accounts receivable balance as of December 31, 2002, and four different customers accounted for 92% of our accounts receivable balance as of December 31, 2001.

      All of our product sales to date have been denominated in U.S. dollars and we expect that most of our sales in the future will be denominated in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Our product sales in 2002, 2001 and 2000 were primarily made to the notebook computer market. If our Crusoe products fail to achieve widespread acceptance in the notebook computer market we may not achieve revenue sufficient to sustain our business.

      Cost of revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

      We previously recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on the graded vesting method. As of December 31, 2002, approximately $3.0 million was recorded on our balance sheet, which will be amortized through 2004 using an accelerated graded method.

      Historically we have incurred significant losses. As of December 31, 2002, we had an accumulated deficit of $454.9 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was primarily impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the fourth quarter of fiscal 2002 our net product revenues have been adversely affected by the slow worldwide and particularly, Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

      For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal years 2002, 2001 and 2000 each consisted of 52 weeks and ended on December 27, December 28 and December 29, respectively.

Critical Accounting Policies

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	Estimation of inventory valuations;

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Revenue reserves.

      Estimation of Inventory Valuations. In accordance with several accounting pronouncements, including Accounting Research Bulletin 43, our inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. Inventory on hand in excess of forecasted demand, which is generally twelve months or less, is not valued. At the end of the second quarter of 2001, consistent with this policy, we recorded a charge of $28.1 million primarily to write-off certain older inventory products as a result of an actual decrease of future demand for these older products. In the future, we may find that similar assessments may warrant another significant write-down or write-off of inventory.

      Valuation of Long-Lived and Intangible Assets. Our accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with our policy, at the end of each accounting period we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2001, consistent with this policy, we recorded an impairment write-off charge of $16.6 million related to deferred charges under certain license agreements with IBM and Toshiba. Although we do not now believe that our existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least reasonably possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

      Restructuring Charges. In fiscal 2002, in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we will be able to command for the subleased space and the discounted interest rate that we are using to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as commitments are incurred. During the second quarter of fiscal 2002, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of

$4.1 million related to a reduction in workforce during the third quarter of fiscal 2002. Any future restructuring costs, if any, would be recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

      Revenue Reserves. We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. We base these estimates on actual historical sales returns, allowances and other known factors. Actual returns and allowances could be different from our estimates and current provisions, resulting in future adjustments to our operating results.

Results of Operations

Revenue

      Fiscal 2002 Compared to Fiscal 2001. Total net product revenue for fiscal 2002 was $24.2 million, compared to $35.6 million in fiscal 2001. The decrease of $11.4 million is due to several factors, including production difficulties at the beginning of fiscal 2002, decreases in average selling prices during fiscal 2002, as well as unfavorable global economic conditions and reduced information technology spending, particularly in Japan. During fiscal 2002 and 2001, demand for our products continued to depend primarily on sales by our OEM customers of notebook computers that incorporate our products.

      Fiscal 2001 Compared to Fiscal 2000. Total net product revenue for fiscal 2001 was $35.6 million, compared to $16.2 million in fiscal 2000. The increase of $19.4 million is a result of a full year of volume shipments of products during 2001 compared to volume shipments in the last two quarters of fiscal 2000.

Gross Margin

      Fiscal 2002 Compared to Fiscal 2001. For fiscal 2002, gross margin was 29.4%, compared to (36.8)% for fiscal 2001. Gross margin for fiscal 2001 included an inventory charge of $28.1 million to cost of revenue in the second quarter primarily related to the write-off of excess inventory. In fiscal 2002 and 2001, we recognized 100% gross profit of $0.7 million and $1.7 million, respectively, related to the sale of previously written-off inventory. In fiscal 2002 and 2001, we recognized 100% gross profit of $1.2 million and $0.8 million, respectively, related to the reversal of previously accrued inventory related purchase commitments due to favorable settlements of such purchase commitments.

      Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, gross margin was (36.8)%, compared to 41.5% in 2000. Gross margin for fiscal 2001 included an inventory charge of $28.1 million to cost of revenue in the second quarter of fiscal 2001 primarily related to the write-off of excess inventory. Inventory purchases and commitments are based upon product demand forecasts. We built inventory levels for certain components with long lead times and entered into commitments for certain components. Due to a sudden and significant decrease in demand for our products in fiscal 2001, inventory levels and purchase commitments exceeded our estimated requirements based on demand forecasts. We believe the decrease in demand was primarily due to unfavorable economic conditions and reduced information technology spending, particularly in Japan. The inventory charge was calculated based on inventory levels in excess of forecasted demand for each specific product. Subsequently, we recognized 100% gross profit of $1.7 million in fiscal 2001 related to the sale of previously written-off inventory and $0.8 million related to the reversal of previously accrued inventory related purchase commitments due to favorable settlements of such purchase commitments. During each of the third, and particularly the fourth quarters of 2001, our gross margin also decreased due in part to lower than expected product revenue, which did not allow for adequate overhead absorption and the scrapping of older inventory.

Research and Development

      Fiscal 2002 Compared to Fiscal 2001. Research and development expenses were $63.6 million in fiscal 2002 compared to $67.6 million in fiscal 2001. The decrease is primarily due to lower employee compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, depreciation expense decreased in fiscal 2002 as a result of the write-off of certain fixed assets related to our restructuring activities in the second quarter of fiscal 2002. These decreases were partially offset by an increase in prototype expenditures related to updates of our existing microprocessors, as well as next-generation microprocessors.

      Fiscal 2001 Compared to Fiscal 2000. Research and development expenses were $67.6 million in fiscal 2001, compared to $61.4 million in fiscal 2000. The increase is primarily due to increased employee compensation and benefit costs and consultant fees, as well as increased software maintenance costs associated with product development. These increases were partially offset by a decrease in prototype expenditures compared to fiscal 2000.

Purchased In-Process Research and Development

      In April 2001, we licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for our future products and technology initiatives. As initial consideration for the patents and patent rights licensed under the agreement, we issued 1,000,000 unregistered shares of our common stock valued at $15.0 million based upon the average closing price of our stock prior to issuance. For accounting purposes, however, the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that are currently in research and development.

Selling, General and Administrative

      Fiscal 2002 Compared to Fiscal 2001. Selling, general and administrative expenses were $29.9 million in fiscal 2002, compared to $35.5 million in fiscal 2001. The decrease is primarily due to lower employee compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, our efforts to reduce overall operating expenses resulted in decreases in travel, trade show and advertising costs during the third and fourth quarters of fiscal 2002. These decreases were partially offset by increases in our insurance renewal premiums for our various corporate insurance policies.

      Fiscal 2001 Compared to Fiscal 2000. Selling, general and administrative expenses were $35.5 million in fiscal 2001, compared to $27.0 million in fiscal 2000. The increase was primarily due to increased employee compensation and benefit costs, consultant fees and recruiting costs.

Restructuring Charges

      During fiscal 2002, we recorded restructuring charges of $14.7 million. We recorded charges of $10.6 million in the second quarter of fiscal 2002 consisting primarily of lease costs, equipment write-offs and other costs as we identified a number of leased facilities and leased equipment that were no longer required. We recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002 related to the reduction in workforce. Approximately 195 employees and contractors were terminated on July 18, 2002. Other than future lease payments for our vacated facilities, the majority of our restructuring activities have been completed. We evaluated the restructuring reserve balance as of December 31, 2002 and determined no adjustments were needed.

Amortization of Deferred Charges, Patents and Patent Rights

      Amortization charges for fiscal 2002 and fiscal 2001 relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Amortization charges for fiscal 2001 and fiscal 2000 also include charges related to our IBM and Toshiba technology license agreements, as amended, which were originally entered into during fiscal 1997 and 1998, respectively. See Note 4 and Note 5 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.

      Fiscal 2002 Compared to Fiscal 2001. We recorded amortization charges of $11.4 million, compared to $17.6 million in fiscal 2001. The decrease is due to the impairment charge recorded during the fourth quarter of fiscal 2001 to adjust the IBM and Toshiba license agreements to their respective fair values, resulting in no additional amortization expenses being recorded in fiscal 2002 related to these deferred charges.

      Fiscal 2001 Compared to Fiscal 2000. We recorded amortization charges of $17.6 million in fiscal 2001, compared to $10.4 million in fiscal 2000. The increase is due to the capitalization and subsequent amortization related to the patents acquired from Seiko Epson and others in fiscal 2001.

Impairment Write-off of Deferred Charges

      Deferred charges related to IBM and Toshiba technology license agreements were being amortized on a straight-line basis through December 2003, which was the remaining license term during which the reacquired rights were originally in effect. See Note 4 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements. During the fourth quarter of 2001, due to the emergence of indicators of impairment, we performed an assessment of the carrying value our long-lived assets to be held and used. The assessment was performed in connection with our internal policies and pursuant to SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” because of the significant negative industry and economic trends affecting both our current operations and expected future operating cash flows. The conclusion of that assessment was that the anticipated future undiscounted cash flows was less than the carrying value for all long-lived assets, including the deferred charges. As a result, during the fourth quarter of 2001, we recorded a charge of $16.6 million to reduce the carrying amount of the deferred charges under license agreements based on the amount by which the carrying amount of these assets exceeded their fair value. Although these assets were impaired and written off, the associated remaining payments due to IBM of $23.0 million are still required and will continue to accrete interest until the final payment is made.

Stock Compensation

      Fiscal 2002 Compared to Fiscal 2001. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $3.6 million in fiscal 2002, compared to $16.6 million in 2001. The decrease is primarily a result of amortizing the deferred charge on an accelerated graded method, as well as a credit recorded to stock compensation expense of $1.7 million in the third quarter of fiscal 2002 related to our workforce reduction. The total credit to deferred compensation expense for cancellations was $3.4 million and $3.1 million for fiscal 2002 and 2001, respectively. In connection with stock options grants through November 2000, we expect to record $2.6 million in 2003 and $0.4 million in 2004.

      We apply variable accounting for certain stock option grants, which is included in deferred stock compensation, because during the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record variable stock compensation expense on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Stock compensation for fiscal 2002 included a credit of $1.8 million recorded to stock compensation expense due to a lower market price of our stock at the end of fiscal 2002 compared the end of fiscal 2001. Stock compensation expense in fiscal 2001 included $2.5 million in variable stock compensation and $1.7 million in forgiveness of interest related to officer resignations.

      In the future, if the price of our stock increases $1 per share it will result in approximately $1.5 million of additional stock compensation expense, or if the stock price decreases $1 per share it will result in a benefit (reduction) in stock compensation expense of approximately the same amount. Because variable stock compensation expense is calculated based on the current market value of our common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when our stock price rises, and could reverse and become a benefit in periods when our stock price falls.

      Fiscal 2001 Compared to Fiscal 2000. Deferred stock compensation expense, net of cancellation, was $16.6 million in fiscal 2001, compared to $13.1 million in fiscal 2000. Additionally, stock compensation expense in fiscal 2001 included 2.5 million in variable stock compensation and $1.7 million in forgiveness of interest related to officer resignations, compared to zero in fiscal 2000. The increase is a result of a full year of amortization of the total deferred stock compensation expense of $46.0 million recorded in connection with our initial public offering in November 2000. The total credit to deferred compensation expense for cancellations was $3.1 million for fiscal 2001.

Interest and Other Income and Interest Expense

      Fiscal 2002 Compared to Fiscal 2001. Interest and other income was $5.0 million in fiscal 2002, compared to $14.7 million in fiscal 2001. The decrease is due to a decrease in the average invested cash balances during 2002 as we continue to use cash to fund operations, as well as a significant decrease in interest rates earned on investments during the period. As we continue to use cash to fund operations, our investment balances will decrease and as a result our interest income is expected to decrease over time. Interest expense was $0.6 million in fiscal 2002, compared to $1.1 million in fiscal 2001. The decrease year over year is the result of lower average debt balances due to several lease-financing arrangements expiring during 2002.

      Fiscal 2001 Compared to Fiscal 2000. Interest and other income was $14.7 million in fiscal 2001, compared to $9.2 million in fiscal 2000. The increase year over year is primarily due to larger average invested cash balances resulting from the closing of an equity offering in April 2000 and our initial public offering in November 2000. Interest expense was $1.1 million in fiscal 2001, compared to $1.7 million in fiscal 2000. The decrease year over year is due to lower average debt balances due to several lease-financing arrangements expiring during 2001.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from product revenue and lease financing. At December 31, 2002, we had $129.5 million in cash, cash equivalents and short-term investments compared to $241.7 million at December 31, 2001.

      Net cash used in operating activities was $93.9 million for the year ended December 31, 2002. This was primarily the result of the net loss of $110.0 million, as well as increases in inventories of $9.5 million and accounts receivable of $2.4 million, and a decrease in accounts payable and accrued liabilities of $3.4 million. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $11.4 million, $6.1 million of depreciation and amortization, $1.8 million in amortization of deferred compensation and $1.6 million of non cash restructuring charges. The net loss was further offset by a decrease in prepaid expenses and other current assets of $2.3 million.

      Net cash provided by investing activities was $49.7 million for the year ended December 31, 2002, and consisted primarily of $70.5 million net proceeds from the maturity of available-for-sale investments. These proceeds were partially offset by the $15.0 million partial settlement of long-term payable obligations for licensing agreements and patents and patent rights, as well as purchases of property and equipment of $5.6 million in fiscal 2002.

      Net cash provided by financing activities was $3.1 million for the year ended December 31, 2002, and consisted primarily of net proceeds from option exercises and employee stock purchase plan purchases of $4.6 million and proceeds from capital lease obligations of $1.1 million, partially offset by repayment of debt and capital leases obligations of $2.7 million.

      At December 31, 2002, we had $16.6 million in cash and cash equivalents and $112.8 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At December 31, 2002, we had the following contractual obligations:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	After 4 Years

	(In thousands)
Debt Obligations	$31	$31	—	—
Capital Lease Obligations	$1,630	$888	$742	—
Operating Leases	$24,475	$4,216	$13,178	$7,081
Unconditional Purchase Obligations	$2,000	$2,000	—	—
Other Long Term Obligations	$39,500	$16,000	$23,500	—

      We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, increases in our operating expenses, and ultimately our ability to generate profits from operations. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or business combination, we may enter into acquisitions or business combinations in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We accounted for our restructuring activity during fiscal 2002 under EITF 94-3. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee’s of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosures provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS 148 for this Form 10-K. We will continue to account for stock-based compensation under the provisions of APB 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to a receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

      We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $110.0 million in 2002, $171.3 million in 2001 and $97.7 million in 2000. As of December 31, 2002, we had an accumulated deficit of $454.9 million. Historically, we have increased our research and development, sales and marketing, and administrative expenses over time. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Our Business Is Difficult to Forecast Because We Recognized Our First Product Revenue in the First Half of 2000.

      We introduced our first Crusoe microprocessors in January 2000 and recognized our first product revenue from these products in the first half of 2000. Through June 30, 2000, we had manufactured only limited quantities of our products. In September 2000, we began volume shipments. Thus, we have only a very limited operating history with our products. This limited history makes it difficult to forecast our business. Until 2000, we derived substantially all of our revenue from license fees, but we do not expect any significant license fee revenue in the foreseeable future. We need to generate substantial future revenue from product sales, but our ability to manufacture our products in production quantities and the revenue and income potential of our products and business are unproven. You should consider our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with new businesses in highly competitive technology fields, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, the value of an investment in our common stock would decline further.

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

We Are Subject to General Economic and Market Conditions.

      Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001 and 2002, our operating results were adversely affected by unfavorable global economic conditions and reduced information technology spending, particularly in Japan, where we currently generate the majority of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

If We Experience Continued Difficulties in Transitioning to New Manufacturing Technologies, We Could Experience Reduced Manufacturing Yields, Delays in Product Deliveries and Increased Expenses.

      Transitioning to new manufacturing technologies involves extensive redesigning of products and modifying the manufacturing processes for the products. Difficulties in shifting to smaller geometry process technologies and other new manufacturing processes have led to delays in product deliveries and increased expenses. In particular, during the third and fourth quarters of fiscal 2001 and to a lesser extent the first quarter of fiscal 2002, we experienced difficulties in bringing our products into volume production and distribution. As a result, in part, of these delays, our net product revenue in 2001 declined from $10.5 million in the second quarter to $5.0 million in the third quarter and then to $1.5 million in the fourth quarter. In addition, if we experience continued delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. Further, problems associated with manufacturing processes divert engineering personnel from product development and other tasks.

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

The Growth of Our Business Depends in Part upon the Development of Emerging Markets and Our Ability to Meet the Needs of These Markets.

      The growth of our business depends in part on acceptance and use of our products in new markets such as the high-density server market and new embedded processor applications. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. These new markets often rely on newly developed technologies, which will require extensive development and marketing before widespread acceptance is achieved, so the new markets may grow slowly, if at all. If the new markets do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded and we will not be able to factor the related revenues into our growth in the future. In addition, manufacturers within emerging markets may have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

The Cyclical Nature of the Semiconductor Industry Could Create Fluctuations in Our Operating Results.

      The semiconductor industry has historically been cyclical, and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. The industry experienced a downturn of this type in 1997 and 1998, and has been experiencing a downturn again since 2001. Our net product revenue has decreased in response to industry-wide fluctuations, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely decrease our operating results.

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

      Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others, including our president and chief executive officer, have joined us in senior management roles only recently. During 2002, we had significant changes in senior management. In April 2002, Matthew R. Perry joined us as chief executive officer and president, replacing Murray A. Goldman and R. Hugh Barnes, who served in positions of chief executive officer and president and chief operating officer, respectively, from October 2001 to April 2002. In June 2002 Svend-Olav Carlsen, our vice president of finance and corporate controller, began serving as acting chief financial officer. In August 2002, Ray Holzworth joined us as vice president of operations. In March 2003, Arthur L. Swift joined us as senior vice president of marketing. Our success will depend in part upon the ability of these new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

      The market for microprocessors is dominated by established firms and subject to rapid technological change. We face particularly strong competitive pressure in the United States and we believe that such pressure is increasing on a worldwide basis. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower the prices of our products in order to increase or maintain market share, which would likely increase our losses. Significant competitors include Intel, Advanced Micro Devices, VIA Technologies and licensees of technology from ARM Holdings and MIPS Technologies.

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

      Sales to two customers in the aggregate accounted for 63% of net product revenue in 2002. These customers are located in Japan, which subjects us to economic cycles in that country. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

•	the success of our customers in marketing products that incorporate our products;

•	the product requirements of our customers; and

•	the financial and operational success of our customers.

      We have entered into distributor agreements and rely in part on distributors and stocking representatives for sales of our products in large territories, including Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. These agreements do not contain minimum purchase commitments. Additionally, we have entered into agreements with manufacturers’ representatives in North America and Europe. Any distributor, stocking representative or manufacturers’ representative that fails to emphasize sales of our products, chooses to emphasize alternative products or devices to promote products of our competitors might not sell a significant amount or any of our products. We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. In addition, customers can delay, modify or cancel orders without penalty. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of revenue.

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

      The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second and third quarters of 2001, we recorded a net charge of $25.6 million to cost of revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE, which provides our assembly and test services, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

      Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status. One of these requirements is that we must maintain a minimum closing bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a “deficiency notice” from Nasdaq. Upon receipt of this notice, we would then have 90 calendar days to comply, and during this period the minimum closing bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. On March 21, 2003, the closing bid price of our common stock was $1.24 per share. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

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

We Plan to Expand Our International Operations, and the Success of Our International Expansion Is Subject to Significant Uncertainties.

      We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell a significant portion of our products to customers in Asia. As part of our international expansion, we have personnel in Taiwan, Japan and Europe who provide sales and customer support. In addition, we have appointed distributors, stocking representatives and manufacturers’ representatives to sell products in Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations are Likely to Increase Our Costs.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these developments to increase our legal and financial compliance costs, and to make some activities, such as SEC reporting requirements, more difficult. Additionally, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract qualified executive officers and attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2002, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 2.2%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

      The table below presents principle amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2002 (in thousands):

	2002	2003	Thereafter	Total	Fair Value

Cash equivalents	$16,613	—	—	$16,613	$16,613
Average rate	1.8%	—	—	1.8%
Short term investments	$79,703	$33,000	—	$112,703	$112,837
Average rate	2.1%	2.7%	—	2.3%

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following financial statements are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Transmeta Corporation

      We have audited the accompanying consolidated balance sheets of Transmeta Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

January 13, 2003 except for
 Note 15, as to which the date
 is March 25, 2003

TRANSMETA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except for
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,613	$57,747
Short-term investments	112,837	183,941
Accounts receivable, net of allowances for doubtful accounts of $90 and $0, in 2002 and 2001, respectively	4,060	1,749
Inventories	10,937	1,388
Prepaid expenses and other current assets	4,722	7,091

Total current assets	149,169	251,916
Property and equipment, net	9,574	11,622
Patents and patent rights, net	36,623	43,469
Other assets	2,189	2,017

Total assets	$197,555	$309,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,311	$5,421
Accrued compensation and related compensation liabilities	3,195	5,129
Other accrued liabilities	8,216	6,553
Current portion of accrued restructuring costs	2,549	—
Current portion of long-term payables	16,000	15,000
Current portion of long-term debt and capital lease obligations	865	2,661

Total current liabilities	33,136	34,764
Long-term payables, net of current portion	17,449	28,904
Long-term accrued restructuring costs, net of current portion	5,456	—
Long-term debt and capital lease obligations, net of current portion	667	391
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2002 and 2001	—	—
Common stock, $0.00001 par value, at amounts paid in;
Authorized shares — 1,000,000,000.
Issued and outstanding shares — 136,086,142 in 2002 and 132,234,558 in 2001	601,119	603,464
Treasury stock — 796,875 shares in 2002 and 2001	(2,439)	(2,439)
Deferred stock compensation	(3,039)	(11,818)
Accumulated other comprehensive income	134	720
Accumulated deficit	(454,928)	(344,962)

Total stockholders’ equity	140,847	244,965

Total liabilities and stockholders’ equity	$197,555	$309,024

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except for per share data)
Net product revenue	$24,247	$35,590	$16,180
Cost of revenue	17,127	48,694	9,461

Gross profit (loss)	7,120	(13,104)	6,719

Operating expenses:
Research and development(1)(2)	63,603	67,639	61,415
In-process research and development	—	13,600	—
Selling, general and administrative(3)(4)	29,917	35,460	27,045
Restructuring charges(5)	14,726	—	—
Amortization of deferred charges, patents and patent rights	11,392	17,556	10,416
Impairment write-off of deferred charges	—	16,564	—
Stock compensation	1,809	20,954	13,056

Total operating expenses	121,447	171,773	111,932

Operating loss	(114,327)	(184,877)	(105,213)
Interest and other income	4,962	14,686	9,174
Interest expense	(601)	(1,060)	(1,666)

Net loss	$(109,966)	$(171,251)	$(97,705)

Net loss per share — basic and diluted	$(0.82)	$(1.33)	$(2.18)

Weighted average shares outstanding — basic and diluted	134,719	129,002	44,741

(1)	Excludes $4,364, $8,292 and $5,557 in amortization of deferred stock compensation for the year ended December 31, 2002, 2001 and 2000, respectively.

(2)	Excludes $(408) and $2,006 in variable stock compensation for the year ended December 31, 2002 and 2001, respectively.

(3)	Excludes $950, $8,460 and $7,499 in amortization of deferred stock compensation for the year ended December 31, 2002, 2001 and 2000, respectively.

(4)	Excludes $(1,360) and $2,196 in variable stock compensation for the year ended December 31, 2002 and 2001, respectively.

(5)	Excludes $(1,737) in amortization of deferred stock compensation related to employee terminations for year ended December 31, 2002.

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
	Convertible			Receivable	Deferred	Other		Total
	Preferred	Common	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stock	Stockholders	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Balance at December 31, 1999	$134,980	$7,183	$—	$(3,071)	$—	$(3)	$(76,006)	$63,083
Issuance of 7,040,000 shares of Series G convertible preferred stock to investors for cash at $12.50 per share, net of issuance costs of $58,000	87,942	—	—	—	—	—	—	87,942
Issuance of 14,950,000 shares of common stock in initial public offering, net of issuance costs of $24.4 million	—	289,638	—	—	—	—	—	289,638
Conversion of preferred stock into 73,174,342 shares of common stock	(222,922)	222,922	—	—	—	—	—	—
Issuance of 5,312,768 shares of common stock to employees under option exercises, net of repurchases	—	15,225	—	(14,681)	—	—	—	544
Issuance of 80,000 shares of common stock upon exercise of a warrant	—	50	—	—	—	—	—	50
Stock compensation in connection with severance arrangement	—	945	—	—	—	—	—	945
Issuance of warrants to purchase 8,000 shares of common stock in connection with consulting agreement	—	30	—	—	—	—	—	30
Issuance of 1,200,000 shares of common stock to a development partner	—	6,750	—	—	—	—	—	6,750
Issuance of 1,200,000 shares in connection with the conversion of a note	—	433	—	—	—	—	—	433
Stock compensation	—	46,044	—	—	(46,044)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	13,056	—	—	13,056
Other comprehensive income — unrealized gain on available-for-sale investments, net	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(97,705)	(97,705)

Comprehensive income/(loss)	—	—	—	—	—	—	—	(97,555)

Balance at December 31, 2000	—	589,220	—	(17,752)	(32,988)	147	(173,711)	364,916
Issuance costs related to issuance of shares of common stock in initial public offering	—	(256)	—	—	—	—	—	(256)
Issuance of 1,995,457 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	—	2,371	—	—	—	—	—	2,371
Issuance of 798,649 shares of common stock in connection with the purchase of patents and patent rights	—	13,813	—	—	—	—	—	13,813
Issuance of 618,817 shares of common stock in connection with net warrant exercises	—	170	—	—	—	—	—	170
Stock compensation in connection with employee severance arrangement	—	75	—	—	—	—	—	75
Issuance of 1,000,000 shares in connection with the purchase of in- process research and development	—	13,600	—	—	—	—	—	13,600
Stock compensation	—	(1,960)	—	1,744	21,170	—	—	20,954
Purchase of 796,875 shares of treasury stock in exchange for cancellation of shareholder notes	—	—	(2,439)	2,439	—	—	—	—
Reduction of shareholder notes relating to termination of officers and application of non-recourse accounting to remaining notes	—	(13,569)	—	13,569	—	—	—	—
Other comprehensive income — unrealized gain on available-for-sale investments, net	—	—	—	—	—	573	—	573
Net loss	—	—	—	—	—	—	(171,251)	(171,251)

Comprehensive income/(loss)	—	—	—	—	—	—	—	(170,678)

Balance at December 31, 2001	—	603,464	(2,439)	—	(11,818)	720	(344,962)	244,965
Issuance of 3,511,101 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	—	4,168	—	—	—	—	—	4,168
Stock compensation	—	(5,201)	—	—	8,779	—	—	3,578
Repayment of notes from stockholders	—	456	—	—	—	—	—	456
Variable stock compensation	—	(1,768)	—	—	—	—	—	(1,768)
Other comprehensive income — unrealized gain/(loss) on available-for-sale investments, net	—	—	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	—	—	(109,966)	(109,966)

Comprehensive income/(loss)	—	—	—	—	—	—	—	(110,552)

Balance at December 31, 2002	$—	$601,119	$(2,439)	$—	$(3,039)	$134	$(454,928)	$140,847

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(109,966)	$(171,251)	$(97,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,809	20,954	13,056
Depreciation	5,888	6,494	6,091
Loss on disposal of fixed assets, net	148	—	—
Allowance for doubtful accounts	90	—	—
Amortization of other assets	201	190	—
Fair value of equity instruments issued for services	—	170	30
Stock compensation in connection with severance agreement	—	75	945
Amortization of deferred charges, patents and patent rights	11,392	17,556	10,416
Impairment write-off of deferred charges	—	16,564	—
Accretion of interest payable to a development partner	—	—	45
Write-off of purchased in-process research and development	—	13,600	—
Non cash restructuring charges	1,629	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,401)	1,549	(3,298)
Inventories	(9,549)	14,065	(15,453)
Prepaid expenses and other current assets	2,320	730	(6,209)
Other non-current assets	(103)	(904)	—
Accounts payable and accrued liabilities	(3,381)	(275)	13,532
Accrued restructuring charges	8,005	—	—
Deposits received under subleasing agreements	—	(138)	(93)

Net cash used in operating activities	(93,918)	(80,621)	(78,643)

Cash flows from investing activities:
Purchase of available-for-sale investments	(178,596)	(255,610)	(526,218)
Proceeds from sale or maturity of available-for-sale investments	249,114	155,600	462,811
Purchase of property and equipment	(5,581)	(7,634)	(8,036)
Loans to founders	—	5,446	(5,250)
Payment to development partner	(6,000)	(3,500)	(5,000)
Purchase of patents and patent rights	(9,000)	(12,041)	—
Other assets	(258)	(466)	(326)

Net cash provided by/ (used in) investing activities	49,679	(118,205)	(82,019)

Cash flows from financing activities:
Net proceeds from issue of preferred stock	—	—	87,942
Net proceeds from initial public offering of common stock	—	(256)	289,638
Common stock issued under stock option plans and employee stock purchase programs	4,168	2,371	544
Repayment of notes from stockholders	456	—	—
Issuance of common stock upon exercise of a warrant	—	—	50
Proceeds from debt and capital lease obligations	1,140	—	1,248
Repayment of debt and capital lease obligations	(2,659)	(5,286)	(5,661)

Net cash provided by/(used in) financing activities	3,105	(3,171)	373,761

Change in cash and cash equivalents	(41,134)	(201,997)	213,099
Cash and cash equivalents at beginning of period	57,747	259,744	46,645

Cash and cash equivalents at end of period	$16,613	$57,747	$259,744

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$639	$908	$1,534
Cash paid for taxes	—	—	1
Supplemental disclosure of non-cash financing and investing activities:
Issuance of warrants	—	—	30
Issuance of common stock in connection with net exercise of warrants	—	170	—
Issuance of common stock to employees for notes receivable	—	40	14,817
Issuance of common stock upon conversion of a note payable to development partner	—	—	433
Issuance of common stock in connection with purchase of patent and patent rights	—	13,813	—
Issuance of common stock in connection with purchased in-process research and development	—	13,600	—
Issuance of common stock in connection with license agreement	—	—	6,750
Purchase of treasury stock in exchange for cancellation of shareholder notes	—	2,439	—
Issuance of payable to development partner	—	—	5,000

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Overview

The Company

      Transmeta develops and sells software-based microprocessors and develops additional hardware, software, and system technologies that enable manufacturers to build highly efficient computing systems characterized by low power consumption, reduced heat dissipation and the high performance required to run standard x86 compatible programs. The Company originally developed its family of Crusoe microprocessors for lightweight notebook computers and other mobile computing devices, but has developed and is continuing to develop microprocessors suitable for a variety of existing and emerging end markets in which energy and thermal efficiency along with x86 software compatibility are desirable.

      Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995, and was principally engaged in research and development, marketing, sales, raising capital, establishing sources of supplies, commencing production and building its management team through January 2000. Substantially all of Transmeta’s revenue was derived from technology license agreements with development partners prior to this period. In January 2000, the Company introduced its Crusoe family of microprocessors and subsequently began to recognize product revenue from sales of microprocessor products, prototypes and development systems. Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation.

Fiscal Year

      Transmeta’s fiscal year ends on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks each and ended on December 27, December 28 and December 29, respectively.

Stock Split

      On October 26, 2000, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts have been retroactively adjusted to reflect this split.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include inventory valuations, long-lived and intangible asset valuations, restructuring charges and revenue reserves.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash equivalents are invested in highly liquid money market funds and commercial securities with high-quality financial institutions in the United States. Short-term investments consist of U.S. government and commercial

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds and notes. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and does not generally require collateral.

Supplier Concentrations

      The Company depends on a single or limited number of outside contractors to fabricate, assemble and test its semiconductor devices. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply from these vendors.

Revenue Recognition

      The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically shipment.

Shipping and Handling Costs

      Shipping and handling costs are expensed as incurred and included in cost of revenue in the Company’s results of operations.

Comprehensive Income/(Loss)

      Net comprehensive loss includes the Company’s net loss, as well as accumulated comprehensive income/(loss) on available-for-sale investments. Net comprehensive loss for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net loss	$(109,966)	$(171,251)	$(97,705)
Net change in other comprehensive income/(loss) — unrealized gain/(loss) on investments	(586)	573	150

Net comprehensive loss	$(110,552)	$(170,678)	$(97,555)

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Write-downs to reduce the carrying value of excess and obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenue.

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

Valuation of Long-Lived and Intangible Assets

      Transmeta’s accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with our policy, at the end of each accounting period we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Research and Development

      Costs to develop Transmeta’s products are expensed as incurred in accordance with the FASB’s SFAS 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Transmeta accounts for income taxes in accordance with the FASB’s SFAS 109, “Accounting for Income Taxes”, which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

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

      The following table presents the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(109,966)	$(171,251)	$(97,705)

Basic and diluted:
Weighted average shares outstanding	134,902	132,779	51,016
Less: Weighted average shares subject to repurchase	(183)	(3,777)	(6,275)

Weighted average shares used in computing basic and diluted net loss per share	134,719	129,002	44,741

Net loss per share — basic and diluted	$(0.82)	$(1.33)	$(2.18)

      The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 32,917,730, 22,885,437 and 18,274,614 shares of common stock in 2002, 2001 and 2000, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      Transmeta has employee stock plans that are described more fully in Note 11. The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and has elected to follow the “disclosure only” alternative prescribed by the FASB’s SFAS 123, “Accounting for Stock-Based Compensation”. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28. Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss, as reported	$(109,966)	$(171,251)	$(97,705)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$1,809	$20,954	$13,056
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	$(41,377)	$(39,648)	$(27,757)
Pro forma net loss	$(149,534)	$(189,945)	$(112,406)
Basic and diluted net loss per share — as reported	$(0.82)	$(1.33)	$(2.18)
Basic and diluted net loss per share — pro forma	$(1.11)	$(1.47)	$(2.51)

      See Note 11 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

      Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. The assumptions used to value stock-based awards to consultants and vendors are similar to those used for employees except that the respective contractual life of the warrant or option was used instead of the estimated life.(see Note 11).

      Due to the resignation in fiscal 2001 of certain officers and the treatment of the notes they issued to the Company in order to early exercise their options, the Company is accounting for all remaining stockholder notes that were issued to purchase shares of the Company’s common stock as if such notes had terms equivalent to non-recourse notes. As a result, in fiscal 2001 the Company recorded additional stock compensation expense to write-off all accrued interest related to its remaining stockholder notes and recorded an adjustment to its balance sheet to reduce common stock and reduce notes receivable from stockholders by the remaining amounts owed under the stockholder notes. This entry did not have a material impact on stockholders’ equity.

      In addition, under the terms of the outstanding stockholder notes, interest continues to accrue until the notes are paid. In assessing these notes as non-recourse, the underlying purchase price for the shares is not deemed to be fixed until the notes have been paid or otherwise settled. Accordingly, the Company determined that variable accounting is to be applied to these note arrangements as long as the notes remain outstanding. Under variable accounting, the Company records compensation expense for the vested shares for the excess, if

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, of the current market value of the shares over the then current principle amount of the notes and accrued interest, determined separately for each outstanding stockholder note. This variable accounting resulted in the Company recording a credit to stock compensation expense of $1.8 million in fiscal 2002 resulting from a lower share price of the Company’s common stock at the end of fiscal 2002 compared to the end of fiscal 2001. Stock compensation expense related to variable accounting was $2.5 million in fiscal 2001 and $0 in fiscal 2000. The market value of the Company’s common stock was $1.21 and $2.22 per share at the end of fiscal 2002 and 2001, respectively. During the remaining life of these outstanding stockholder notes, the Company’s reported stock compensation will be adjusted upward (expense) or downward (benefit) at each period end, based on the above stated formula.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company accounted for its restructuring activity during fiscal 2002 under EITF 94-3. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee’s of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosures provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of APB 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to a receive a majority of the entity’s residual

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect that the adoption of this standard will have a material impact on its financial position or results of operations.

3.     Financial Statement Components

Cash Equivalents and Short-Term Investments

      All cash equivalents and short-term investments as of December 31, 2002 and 2001 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
As of December 31, 2002:
Money market funds	$16,613	$—	$—	$16,613
Municipal obligations	10,000	—	—	10,000
Federal agency discount notes	33,000	82	—	33,082
Commercial paper	69,703	52	—	69,755

Total available-for-sale securities	$129,316	$134	$—	$129,450

Less amounts classified as cash equivalents				(16,613)

Total short-term investments				$112,837

As of December 31, 2001:
Money market funds	$52,015	$—	$—	$52,015
Federal agency discount notes	30,000	16	—	30,016
Commercial paper	157,014	704	—	157,718

Total available-for-sale securities	$239,029	$720	$—	$239,749

Less amounts classified as cash equivalents				(55,808)

Total short-term investments				$183,941

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value

	(In thousands)
As of December 31, 2002:
Amounts maturing within one year	$79,703	$79,755
Amounts maturing after one year, within five years	$33,000	$33,082

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

      Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2002 and 2001 are as follows:

	December 31,

	2002		2001

Customer:
Uniquest	52%		* %
Sharp	15%		* %
Mitac	11%		* %
Sonic Blue	*	%	44%
Fujitsu	*	%	20%
Sony Electronics	*	%	16%
Toshiba	*	%	12%

*	represents less than 10% of accounts receivable balance

      The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During fiscal 2002 we increased our allowance for doubtful accounts from $0 at December 31, 2001 to $90,000 at December 31, 2002, which resulted in a charge to bad debt expense of $90,000. There were no other adjustments to the allowance for bad doubtful accounts during fiscal 2002. Additionally, net accounts receivable at December 31, 2002 and 2001 included a revenue reserve of $65,000 and $34,000, respectively.

Inventories

      The components of inventories as of December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

	(In thousands)
Work in progress	$8,545	$838
Finished goods	2,392	550

	$10,937	$1,388

      During the second quarter of fiscal 2001, Transmeta recorded a charge to cost of revenue totaling $28.1 million primarily related to the write-off of excess inventory and related non-cancelable purchase commitments. Inventory purchases and commitments are based upon product demand forecasts. The Company built inventory levels for certain components with long lead times and entered into commitments for certain components. Due to a sudden and significant decrease in demand for our products in fiscal 2001, inventory levels and purchase commitments exceeded the Company’s estimated requirements based on demand forecasts. The inventory charge was calculated based on inventory levels in excess of forecasted demand for each specific product. Subsequently, the Company recognized 100% gross margin of $0.7 million and $1.7 million in fiscal 2002 and 2001, respectively, related to the sale of previously written-off inventory. Additionally, the Company recognized 100% gross profit of $1.2 million and $0.8 million in fiscal 2002 and 2001, respectively, related to the reversal of previously accrued inventory related purchase commitments due to favorable settlements of such purchase commitments.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Furniture and fixtures	$2,018	$2,466
Computer equipment	22,417	18,683
Computer software	9,246	9,746
Leasehold improvements	2,657	2,857

	36,338	33,752
Less accumulated depreciation and amortization	(26,764)	(22,130)

Property and equipment, net	$9,574	$11,622

      The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $1.0 million at 2002 and $4.4 million at 2001. Related accumulated depreciation was $1.0 million and $3.7 million in 2002 and 2001, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

Patents and Patent Rights

      Patents and patent rights, net consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Patents and patent rights	$47,920	$47,920
Less accumulated amortization	(11,297)	(4,451)

Patents and patent rights, net	$36,623	$43,469

      Amortization expense of $6.8 million and $4.5 million was recorded in fiscal 2002 and 2001, respectively, related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)
2003	$6,846
2004	6,846
2005	6,846
2006	6,846
2007	6,846
2008	2,393

Total future amortization	$36,623

4.     Technology License Agreements

      In December 1997, Transmeta entered into a technology license agreement with IBM Corporation (IBM), which was amended in 1999 and again in 2000. The term of the original agreement was five years. In the first amendment, in November 1999, IBM relinquished certain of the worldwide license rights previously

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtained in exchange for commitments by Transmeta. These commitments included a payment of $33.0 million to IBM in various installments beginning in fiscal 2001 through fiscal 2004.

      The then net present value of the $33.0 million commitment (approximately $18.9 million) was recorded on the balance sheet as an element of deferred charges under license agreements with a corresponding liability. The liability is being accreted to its future value using the effective interest method at a rate of approximately 15% per annum and is being recorded as part of amortization of deferred charges, patents and patent rights. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $6.0 million was made to IBM in December 2002 in accordance with the terms of the agreement. The future cash commitment to IBM at December 31, 2002 was as follows:

(In thousands)
2003	$7,000
2004	16,000

Total payments	23,000
Less unamortized discounts	(4,815)

Present value as recorded on the balance sheet	$18,185

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Although the asset was impaired, the associated liability is in effect and will continue to accrete interest until the final payment is made, which is due in 2004.

5.     Patents and Patent Rights

      Patents and patent rights for microprocessor technology were acquired from Seiko Epson (Epson) in May 2001. Under the patent and patent rights agreement with Epson, Transmeta agreed to pay Epson a combination of $30 million cash and shares of the Company’s common stock valued at $10 million based upon the average of the closing stock price over a defined period. The Company recorded total consideration of $38.1 million consisting of $10.8 million of Transmeta common stock, $26.8 million as the net present value of cash payments and $0.5 million of acquisition costs on the balance sheet as an element of patents and patent rights. The Company paid Epson $7.5 million in cash and 766,930 shares of the Company’s unregistered common stock in May 2001. The Company paid Epson $7.5 million in cash in May 2002 in accordance with the terms of the agreement. The number of shares issued to Epson was calculated in accordance with the agreement; however for accounting purposes the value of the shares was determined using the closing price on the issuance date, or $14.10, resulting in a recorded value of $10.8 million. In 2003, the Company will issue additional shares of unregistered common stock with a market value of $1.0 million calculated in accordance with the terms of the agreement.

      Additional patent and patents rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patent and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million and $4.0 million in cash in February 2002 and 2001, respectively. The Company issued 340,483 shares of the Company’s unregistered common stock in February 2002 with a market value of $1.0 million calculated in accordance with the terms of the agreement. The Company issued 31,719 shares of the Company’s unregistered common stock in February 2001 with a market value of $1.0 million calculated in accordance with the terms of the agreement.

      Patent and patent rights are amortized on a straight-line basis over their expected life of seven years. The present value of future cash payments due Epson and others in 2004 accrete interest using an effective interest methodology at 10% per annum. Total amortization for patents and patent rights during fiscal 2002 and 2001 was approximately $11.4 million and $4.5 million, respectively. Total commitments for patents and patent rights to Epson and others are as follows:

(In thousands)
2003	$9,000
2004	7,500

Total payments	16,500
Less unamortized discounts	(1,236)

Present value as recorded on the balance sheet	$15,264

6.     Purchased In-process Research and Development

      In April 2001, Transmeta licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for its future products and technology initiatives. As consideration for the technology rights licensed under the agreement, the Company issued 1,000,000 unregistered shares of its common stock valued at $15.0 million based upon the average closing price of the Company’s stock prior to issuance; however, for accounting

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that were under development at the time of acquisition.

7.     Restructuring Charges

      In the second quarter of fiscal 2002, Transmeta recorded a $10.6 million restructuring charge as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charge consisted primarily of lease costs, equipment write-offs and other costs as the Company identified a number of leased facilities as well as leased and owned equipment that were no longer required.

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

      Accrued restructuring charges consist of the following at December 31, 2002 (in thousands):

				Provision
		Cumulative Drawdowns		Balance at
	Restructuring			December 31,
	Charges	Cash	Non-Cash	2002

Charges recorded in the quarter ended June 30, 2002:
Building leasehold costs	$8,854	$667	$284	$7,903
Property and equipment and software costs	1,629	187	1,442	—
Other	141	141	—	—

	10,624	995	1,726	7,903

Charges recorded in the quarter ended September 30, 2002:
Workforce reduction	4,102	4,000	—	102

	$14,726	$4,995	$1,726	$8,005

8.     Commitments and Contingencies

      Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $3.9 million in 2002, $4.9 million in 2001 and $5.6 million in 2000. The facility leases provide for a 4% annual base rent increase. During fiscal 2002, 2001 and 2000, Transmeta subleased a portion of its facilities. Sublease income was $122,000 in 2002, $547,000 in 2001 and $1.2 million in 2000. All sublease agreements expired during 2002.

      Additionally, Transmeta finances certain equipment and software under noncancelable lease agreements that are accounted for as capital leases. Under the terms of our current capital lease agreements, at the end of

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease term, the Company has the option to purchase the leased equipment at a purchase price of approximately 10% of the original equipment value.

      At December 31, 2002, future minimum payments for capital and operating lease obligations are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years ending December 31,
2003	$888	$4,216
2004	371	4,241
2005	371	4,393
2006	—	4,544
2007	—	4,696
Thereafter	—	2,385

Total minimum lease payments	1,630	$24,475

Less amount representing interest	(129)

Present value of capital lease obligations	1,501
Less current portion	834

Non-current portion	$667

      Transmeta’s foundry relationship with TSMC allows the Company to cancel all outstanding purchase orders, but requires Transmeta to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2002, TSMC had incurred approximately $2.0 million of manufacturing expenses on the Company’s outstanding purchase orders.

9.     Debt

      Transmeta issued promissory notes to financing companies in the principal amounts of $1.4 million in 1999, which mature through January 2003. These notes bear interest at 10.5% and are secured by certain tangible assets with an aggregate net book value of approximately $78,000 as of December 31, 2002. No notes were issued during 2002, 2001 or 2000. In connection with the notes, Transmeta issued to the note holders warrants to purchase 735,032 shares of common stock. Warrants to purchase 685,032 shares of common stock were issued with an exercise price of $1.25 and expire between March 2004 and April 2008. Warrants to purchase 50,000 shares of common stock were issued with an exercise price of $3.00 and expire in May 2005. These warrants were assigned an aggregate value of $78,000 on the basis of Black-Scholes valuation models using the contractual lives ranging from six to ten years and a volatility of 0.80. The value of the warrants was recorded as a discount against the respective borrowings and is being amortized over the respective terms of the notes. The amount of discount accreted and recorded as interest expense for the years ended December 31, 2002, 2001 and 2000 was $0, $7,000 and $26,000, respectively.

      At December 31, 2002, aggregate future minimum principal payments on the obligations described above were $31,000 and are due in fiscal 2003.

10.     Stockholders’ Equity

      In November 2000, the Company completed its initial public offering (“the offering”) of 14,950,000 shares (including 1,950,000 shares in connection with the exercise of the underwriters’ over-allotment option) at a price to the public of $21.00 per share. Upon consummation of the offering, all

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of the Company’s non-cumulative convertible preferred stock were automatically converted into an aggregate of 73,174,342 shares of common stock. As of December 31, 2002 and 2001 there were no preferred shares outstanding.

Common Stock Reserved for Issuance

      Shares reserved for future issuance are as follows:

	December 31,

	2002	2001

Warrants outstanding	1,046,228	1,046,228
Options outstanding	31,871,502	21,839,209
Employee Stock Purchase Plan	5,972,977	2,979,321
Future option grants	1,100,358	6,696,841

	39,991,065	32,561,599

Shares subject to repurchase	590,507	1,484,747

Common Stock Warrants

      Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2002:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date

October 1995	60,196	$0.41	October 2005
April 1997	160,000	$1.25	March 2003
January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008
April 1998	320,000	$1.25	March 2004
May 1998	50,000	$3.00	May 2005
March 1999	68,000	$3.00	March 2004
February 2000	8,000	$5.00	February 2005
March 2001	15,000	$5.00	March 2005

Total number of shares	1,046,228

      All warrants have been valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 11) except that a volatility of 0.80 was used was used through fiscal 2000. Assigned values of $30,000 and $17,000 associated with these warrant issuances were recorded as common stock in 2000 and 1999, respectively, and are being amortized as interest expense over the term of the agreement or the period the services are rendered. Costs associated with warrants issued during 2001 were deemed immaterial.

Treasury Stock

      In connection with the resignation of two officers in the fourth quarter of fiscal 2001, the Company purchased 796,875 mature vested shares with a market value of approximately $2.4 million held by the two officers in exchange for cancellations of a portion of shareholder notes held by the officers (see Note 11).

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2002 and 2001, there were no shares of preferred stock outstanding.

Stockholders’ Rights Agreement

      On January 10, 2002, the Company entered into a Rights Agreement, pursuant to which the Company’s Board of Directors declared a dividend of one stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was issued to stockholders of record on January 18, 2002. In addition, one Right shall be issued with each share of the Company’s common stock that becomes outstanding (i) between the record date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company, at a price of $21.00 per one one-hundredth of a share of that preferred stock, subject to adjustment. In addition, each Right entitles the registered holder, other than an “acquiring person”, under specified circumstances, to purchase from the Company that number of shares of the Company’s Common Stock having a market value of two times the exercise price of the Right.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options granted is ten years. During any calendar year, no person will be eligible to receive more than 4,000,000 shares, or 6,000,000 shares in the case of a new employee.

      Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 6,611,728 and 6,520,946 shares were added to the Plan in 2002 and 2001, respectively. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 3,116,323 and 1,508,882 shares were also added to the Plan in 2002 and 2001, respectively.

Non-Plan Stock Option Grants

      Transmeta has from time to time granted options outside of its plans (“non-plan stock options”). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2002 and 2001.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Summary

      The following is a summary of the Company’s stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

	Options Outstanding

			Weighted	Weighted
	Shares		Average	Average
	Available for	Number of	Exercise	Grant Date
	Grant	Shares	Price	Fair Value

Balance at December 31, 1999	6,094,136	8,694,960	$0.79
Additional shares reserved	16,046,000	—
Options granted	(15,579,600)	15,579,600	$5.96	$6.06
Options exercised	—	(6,028,857)	$2.60
Options canceled	413,464	(1,659,157)	$3.36

Balance at December 31, 2000	6,974,000	16,586,546	$4.72
Additional shares reserved	8,029,828	—
Options granted	(8,791,821)	8,791,821	$3.62	$2.70
Options exercised	—	(1,670,589)	$0.94
Options canceled	484,834	(1,868,569)	$5.15

Balance at December 31, 2001	6,696,841	21,839,209	$4.53
Additional shares reserved	9,728,051	—
Options granted	(22,278,100)	22,278,100	$1.94	$1.59
Options exercised	—	(1,187,191)	$0.68
Options canceled	6,953,566	(11,058,616)	$4.35

Balance at December 31, 2002	1,100,358	31,871,502	$2.93

      The exercise prices for options outstanding and exercisable as of December 31, 2002 and their weighted average remaining contractual lives were as follows:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

As of December 31, 2002:
$0.13-$0.95	6,781,925	8.8	$0.86	1,715,235	$0.61
$0.97-$2.35	5,109,209	9.4	$1.28	489,686	$1.37
$2.38-$2.46	7,624,676	9.2	$2.42	1,213,661	$2.38
$2.48-$3.25	6,067,020	8.7	$2.88	1,757,044	$3.07
$3.49-$5.30	2,091,356	7.5	$5.02	1,188,137	$5.09
$6.00-$8.25	2,642,812	7.6	$6.81	1,389,800	$6.79
$9.50-$11.17	1,260,833	7.8	$9.54	614,753	$9.53
$12.03-$27.88	293,671	8.3	$15.39	125,392	$15.62

$0.13-$27.88	31,871,502	8.7	$2.93	8,493,708	$3.92

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Employee Stock Purchase Plan

      Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 1,322,346 and 1,304,189 shares were added to the Purchase Plan in 2002 and 2001, respectively. In May 2002, the Company’s stockholders authorized an additional 4,000,000 shares to be available under the Purchase Plan. As of December 31, 2002, 2,833,558 shares had been issued under the Purchase Plan.

Deferred Stock Compensation

      Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of the options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the accelerated graded method, over the four year vesting periods of the individual stock options. During 2002, 2001 and 2000, the Company recorded $3.6 million, $16.6 million and $13.1 million, respectively, of net amortization expense related to deferred stock compensation. The net amortization expense recorded during fiscal 2002 included a credit of $1.7 million for stock option cancellations resulting from the Company’s workforce reduction in the third quarter.

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

      Notes Receivable from Stockholders. Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. Notes issued by employees to exercise stock options bear interest at rates ranging from 4.47% to 6.60% and have original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.

      Recourse notes held by other officers and employees. At the time the above two officer notes were cancelled, other recourse notes for a total of $8.2 million, including $0.7 million of accrued interest, were outstanding. Because the Company did not enforce the recourse provisions of the notes for the officers that

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resigned, which would have recouped all principal and interest, in the fourth quarter of 2001, the Company began to account for these remaining notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse.

      Transmeta will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of its stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2002, the Company had 1,489,000 shares that are subject to variable stock compensation at prices ranging from $0.13 to $1.25 per share. During fiscal 2002, stock compensation included a credit of $1.8 million recorded to stock compensation expense due to a lower market price of our common stock at the end of fiscal 2002 compared to the end of fiscal 2001. During fiscal 2001, Transmeta recorded $2.5 million of variable stock compensation expense relating to these stock awards. In addition, the Company recorded additional stock compensation expense of $0.7 million to write-off all interest that had accrued under the other recourse notes. In the future, if the price of the Company’s stock increases $1 per share it will result in approximately $1.5 million of additional stock compensation expense, or if the stock decreases $1 per share it will result in a benefit (reduction) in stock compensation expense of approximately the same amount. Because variable stock compensation expense is calculated based on the current market value of the Company’s common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. The Company also has an additional 1,100,000 shares that are subject to variable accounting if its stock price increases above approximately $11.50 per share. However, the Company has a call option on these shares that it intends to exercise before the stock price exceeds $11.50 per share and does not believe it will incur variable stock compensation on these shares.

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

	Options			ESPP

	Years Ended			Years Ended
	December 31,			December 31,

	2002	2001	2000	2002	2001	2000

Expected volatility	1.3	1.1	0.8	1.2	1.3	N/A
Expected life in years	4	4	4	.5	.5	N/A
Risk-free interest rate	3.7%	4.4%	6.5%	2.5%	4.0%	N/A
Expected dividend yield	0	0	0	0	0	N/A

      In connection with a severance agreement, the Company extended repayment terms of a note receivable secured by shares exercised from options previously granted. The Company remeasured the value of the options based upon the then fair value of the stock as determined by the Board of Directors. The resulting additional charge of $0.9 million was expensed as compensation in 2000.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.     Income Taxes

      Transmeta has not recorded a provision for federal, state or foreign taxes during for fiscal years 2002, 2001 and 2000 as the Company has incurred operating losses in all periods that have not been tax benefited.

      Deferred income taxes reflect the net tax effect of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Federal operating loss carryforwards	$99,000	$67,400	$43,600
State operating loss carryforwards	5,000	5,400	5,400
Federal tax credit carryforwards	8,000	6,500	3,700
State tax credit carryforwards	6,000	3,300	2,000
Non-deductible reserves and capitalized expenses	35,000	29,600	4,040

	153,000	112,200	58,740
Less: Valuation allowance	(153,000)	(112,200)	(58,740)

Net deferred taxes	$—	$—	$—

      Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $40.8 million in 2002, $53.5 million in 2001, and $33.0 million in 2000.

      The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2022, if not previously utilized. The state operating loss and tax credit carryforwards will expire beginning in 2004, if not previously utilized. Utilization of the Company’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss being utilized.

      The Company incurred pre-tax losses from foreign operations of $20.7 million, $14.0 million and $16.7 million in years 2002, 2001, and 2000, respectively.

14.     Segment Information

      Transmeta has adopted the FASB’s SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”. Transmeta operates and is evaluated by management on a single segment basis; the development, marketing and sale of hardware and software technologies for the mobile computing market.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net product revenue by major geographic area:

	Years Ended
	December 31,

	2002	2001	2000

Japan	79%	67%	83%
Asia (except Japan)	20%	24%	12%
North America	1%	9%	5%

      The following customers accounted for more than 10% of total revenue:

	Years Ended
	December 31,

	2002		2001	2000

Customer:
Sony Electronics	37%		30%	60%
Fujitsu	26%		12%	28%
Toshiba	*	%	18%	*	%
Siltrontech Electronics	*	%	11%	*	%

*	represents less than 10% of total revenue

15.     Legal Proceedings

      Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California.(1) The Court consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. In December 2001, plaintiffs filed their consolidated amended complaint. The consolidated amended complaints purported to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The consolidated amended complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs moved for class certification, and the Court was scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. The Company believes that the

      1Hertzfeld, et al. v. Transmeta Corp., et al. (Case No. C-01-2450-JL, N.D. Cal.); Pond Equities v. Transmeta Corp., et al. (Case No. C-01-2463-JL, N.D. Cal.); McCarvill v. Transmeta Corp., et al. (Case No. C-01-2534-BZ, N.D. Cal.); Puente v. Transmeta Corp., et al. (Case No. C-01-2464-EDL, N.D. Cal.); Koroluk v. Transmeta Corp., et al. (Case No. C-01-2587-EDL, N.D. Cal.); Gammino v. Transmeta Corp., et al. (Case No. C-01-2614- EDL, N.D. Cal.); Dunnavant v. Transmeta Corp., et al. (Case No. C-01-20647-EDL, N.D. Cal.); LaFleur v. Transmeta Corp., et al. (Case No. C-01-03263 WHA, N.D. Cal.); Bernstein v. Transmeta Corp., et al. (Case No. C-01-03264 WHA, N.D. Cal.); and Shekleton v. Transmeta Corp., et al. (Case No. C-01-03291 WHA, N.D. Cal.).

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations in the second amended complaint and the antecedent complaints are without merit and have defended the consolidated action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants entered into a memorandum of understanding with plaintiffs’ counsel to settle all claims that might have been brought in this action for approximately $5.5 million, all of which monies have been paid by the defendants’ Directors and Officer (“D&O”) liability insurance. In December 2002, the court granted preliminary approval to the proposed settlement agreement. In March 2003, the Court granted final approval of the settlement agreement.

      Beginning June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions.(2) In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle all claims that might have been brought in this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the “MOU”). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. The court has scheduled a hearing on the proposed settlement for April 29, 2003.

      Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. In November 2002, Transmeta joined a coordinated motion to dismiss filed on behalf of all issuers and individual

      2Pereira v. David Ditzel, et al. (Case No. CV 799491), Sweeney v. Mark Allen, et al. (Case No. CV 799667), and Scotter v. David Ditzel, et al. (Case No. CV 808264), all filed in Superior Court for Santa Clara County, California, and Krim v. David R. Ditzel, et al. (Case No. CV 418524), filed in Superior Court for San Mateo County, California, and later transferred to Santa Clara County pursuant to stipulated consolidation order.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants. In March 2003, the Court granted in part and denied in part that coordinated motion to dismiss, and issued an order regarding pleading of amended complaints.

16.     Quarterly Results of Operations (Unaudited)

      The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2002 and fiscal 2001. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands)
Net product revenue	$6,118	$6,443	$7,539	$4,147	$1,462	$5,027	$10,531	$18,570
Cost of revenue	4,680	3,994	5,617	2,836	1,451	2,837	34,026	10,381

Gross profit (loss)	1,438	2,449	1,922	1,311	11	2,190	(23,495)	8,189

Operating expenses Research and development	12,632	13,707	19,184	18,080	16,251	17,029	17,233	17,126
In-process research and development	—	—	—	—	—	—	13,600	—
Selling, general and administrative	6,991	6,255	8,737	7,934	8,835	8,776	8,861	8,990
Restructuring charges	—	4,102	10,624	—	—	—	—	—
Amortization of deferred charges, patent and patent rights	2,848	2,848	2,848	2,848	5,044	5,024	4,109	3,379
Impairment write-off of deferred charges	—	—	—	—	16,564	—	—	—
Stock compensation	1,214	(1,651)	(2,558)	4,804	5,131	4,046	5,650	6,127

Total operating expenses	23,685	25,261	38,835	33,666	51,825	34,875	49,453	35,622

Operating loss	(22,247)	(22,812)	(36,913)	(32,355)	(51,814)	(32,685)	(72,948)	(27,433)
Interest and other income	628	1,137	1,425	1,772	2,324	3,332	3,959	5,072
Interest expense	(67)	(90)	(140)	(304)	(218)	(232)	(265)	(345)

Net loss	$(21,686)	$(21,765)	$(35,628)	$(30,887)	$(49,708)	$(29,585)	$(69,254)	$(22,706)

Net loss per share — basic and diluted	$(0.16)	$(0.16)	$(0.27)	$(0.23)	$(0.38)	$(0.22)	$(0.54)	$(0.18)

Weighted average shares outstanding — basic and diluted	136,850	135,561	133,868	132,997	130,874	131,560	128,478	125,970

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the captions “Election of Directors,” “Executive Officers” and “Compliance under Section 16(a) of the Securities and Exchange Act of 1934” in our Proxy Statement for our May 2003 Annual Meeting.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our May 2003 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information required by this item is incorporated by reference to the caption “Principal Stockholders” in our Proxy Statement for our May 2003 Annual Meeting.

Item 13.	Certain Relationships and Related Transactions

      This information required by this item is incorporated by reference to the caption “Related Party Transactions” in our Proxy Statement for our May 2003 Annual Meeting.

Item 14.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective for recording, processing, summarizing and reporting information that we (including our consolidated subsidiaries) are required to disclose in our reports filed or submitted under the Exchange Act.

      Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls. Our Chief Executive Officer and Chief Financial Officer evaluated our internal controls as of the Evaluation Date. Those officers have indicated that, since the Evaluation Date, there have not been any significant changes in our internal controls or, to their knowledge, in other factors that could significantly affect those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules —

      All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

      The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.07 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Form of Option granted to Mark K. Allen and related documents. Incorporated by reference to Exhibit 10.06 to the IPO S-1.**
10.07	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.

Exhibit
Number		Exhibit Title

10.08		Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.09		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.10		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.11		Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.12		Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.13		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.14		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.15		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.16		Full Recourse, Unsecured Promissory Note, dated April 10, 2001, between Transmeta and James Chapman. Incorporated by reference to Exhibit 10.16 to the 2001 10-K.**
10.17		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.18		Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, Mark Allen and Mark K. Allen and Valerie Allen as Trustees of the Allen Living Trust Dated 9/29/92. Incorporated by reference to Exhibit 10.18 to the 2001 10-K.**
10.19		Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, David Jensen and David P. Jensen and Debra A. Jensen as Trustees of the Jensen Family U/ D/ T Dated 4/23/97. Incorporated by reference to Exhibit 10.19 to the 2001 10-K.**
10.20		Separation Agreement, dated as of December 11, 2001, between Transmeta and Mark Allen. Incorporated by reference to Exhibit 10.20 to the 2001 10-K.
10.21		Separation Agreement, dated as of December 14, 2001, between Transmeta and David Jensen. Incorporated by reference to Exhibit 10.21 to the 2001 10-K.
10.22		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01	*	Consent of Ernst & Young LLP, Independent Auditors.
24.01	*	Power of Attorney. See Signature Page.
99.01	*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

      (b) Reports on Form 8-K

Not applicable.

      (c) Exhibits

See Item 15(a)(3) above.

      (d) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Dated: March 27, 2003

POWER OF ATTORNEY

      By signing this Form 10-K below, I hereby appoint each of Matthew R. Perry and Svend-Olav Carlsen, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW R. PERRY Matthew R. Perry	Chief Executive Officer [Principal Executive Officer]	March 27, 2003

/s/ SVEND-OLAV CARLSEN Svend-Olav Carlsen	Chief Financial Officer [Principal Financial Officer and Duly Authorized Officer]	March 27, 2003

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	March 27, 2003

/s/ R. HUGH BARNES R. Hugh Barnes	Director	March 27, 2003

Larry R. Carter	Director

/s/ DAVID R. DITZEL David R. Ditzel	Director	March 27, 2003

Signature	Title	Date

/s/ WILLIAM P. TAI William P. Tai	Director	March 27, 2003

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 27, 2003

CERTIFICATIONS

I, Matthew R. Perry, certify that:

      1. I have reviewed this annual report on Form 10-K of Transmeta Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MATTHEW R. PERRY

Matthew R. Perry
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2003

CERTIFICATIONS

I, Svend-Olav Carlsen, certify that:

      1. I have reviewed this annual report on Form 10-K of Transmeta Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.07 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Form of Option granted to Mark K. Allen and related documents. Incorporated by reference to Exhibit 10.06 to the IPO S-1.**
10.07	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.08	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.10	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.11	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.

Exhibit
Number		Exhibit Title

10.12		Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.13		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.14		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.15		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.16		Full Recourse, Unsecured Promissory Note, dated April 10, 2001, between Transmeta and James Chapman. Incorporated by reference to Exhibit 10.16 to the 2001 10-K.**
10.17		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.18		Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, Mark Allen and Mark K. Allen and Valerie Allen as Trustees of the Allen Living Trust Dated 9/29/92. Incorporated by reference to Exhibit 10.18 to the 2001 10-K.**
10.19		Stock Repurchase Agreement, dated November 27, 2001, between Transmeta, David Jensen and David P. Jensen and Debra A. Jensen as Trustees of the Jensen Family U/ D/ T Dated 4/23/97. Incorporated by reference to Exhibit 10.19 to the 2001 10-K.**
10.20		Separation Agreement, dated as of December 11, 2001, between Transmeta and Mark Allen. Incorporated by reference to Exhibit 10.20 to the 2001 10-K.
10.21		Separation Agreement, dated as of December 14, 2001, between Transmeta and David Jensen. Incorporated by reference to Exhibit 10.21 to the 2001 10-K.
10.22		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01	*	Consent of Ernst & Young LLP, Independent Auditors.
24.01	*	Power of Attorney. See Signature Page.
99.01	*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.