Form 10-Q
period 2003-03-31
TRANSMETA CORP
filed 2003-05-12
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     There were 138,530,976 shares of the Company’s common stock, par value $0.00001 per share, outstanding on April 30, 2003.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS

	March 31,	December 31,
	2003	2002(1)

	(unaudited)
Current assets:
Cash and cash equivalents	$60,233	$16,613
Short-term investments	51,550	112,837
Accounts receivable, net	2,642	4,060
Inventories	9,968	10,937
Prepaid expenses and other current assets	5,310	4,722

Total current assets	129,703	149,169
Property and equipment, net	8,562	9,574
Patents and patent rights, net	34,911	36,623
Other assets	2,651	2,189

Total assets	$175,827	$197,555

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,285	$2,311
Accrued compensation and related compensation liabilities	2,648	3,195
Other accrued liabilities	7,854	8,216
Accrued restructuring charges	2,183	2,549
Current portion of long-term payables	14,500	16,000
Current portion of long-term debt and capital lease obligations	790	865

Total current liabilities	29,260	33,136
Long-term payables, net of current portion	18,378	17,449
Long-term accrued restructuring charges, net of current portion	5,120	5,456
Long-term debt and capital lease obligations, net of current portion	583	667
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	602,084	601,119
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(2,228)	(3,039)
Accumulated other comprehensive income	38	134
Accumulated deficit	(474,969)	(454,928)

Total stockholders’ equity	122,486	140,847

Total liabilities and stockholders’ equity	$175,827	$197,555

(1)	Derived from the Company’s audited financial statements as of December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net product revenue	$6,017	$4,147
Cost of revenue	4,452	2,836

Gross profit	1,565	1,311
Operating expenses:
Research and development(1)(2)	12,479	18,080
Selling, general and administrative(3)(4)	6,634	7,934
Amortization of deferred charges, patents and patent rights	2,640	2,848
Stock compensation	436	4,804

Total operating expenses	22,189	33,666

Operating loss	(20,624)	(32,355)
Interest and other income	707	1,795
Interest expense	(124)	(327)

Net loss	$(20,041)	$(30,887)

Net loss per share — basic and diluted	$(0.15)	$(0.23)

Weighted average shares outstanding — basic and diluted	137,551	132,997

(1)	Excludes $418 and $1,493 in amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002, respectively.

(2)	Excludes $(24) and $487 in variable stock compensation for the three months ended March 31, 2003 and 2002, respectively.

(3)	Excludes $237 and $575 in amortization of deferred stock compensation for the three months ended March 31, 2003 and 2002, respectively.

(4)	Excludes $(195) and $2,249 in variable stock compensation for the three months ended March 31, 2003 and 2002, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(20,041)	$(30,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	436	4,804
Depreciation	1,540	1,444
Amortization of other assets	88	35
Amortization of deferred charges, patents and patent rights	2,640	2,848
Changes in operating assets and liabilities:
Accounts receivable	1,418	(225)
Inventories	970	(1,797)
Prepaid expenses and other current assets	(1,079)	(273)
Accounts payable and accrued liabilities	(2,638)	1,159

Net cash used in operating activities	(16,666)	(22,892)

Cash flows from investing activities:
Purchase of available-for-sale investments	(47,507)	(57,315)
Proceeds from sale or maturity of available-for-sale investments	108,698	73,666
Purchase of property and equipment	(528)	(2,377)
Purchase of patents and patent rights	(1,500)	(1,500)
Other assets	(59)	—

Net cash provided by investing activities	59,104	12,474

Cash flows from financing activities:
Proceeds from sales of common stock under ESPP and stock option plans	1,341	2,569
Repayment of debt and capital lease obligations	(159)	(920)

Net cash provided by financing activities	1,182	1,649

Change in cash and cash equivalents	43,620	(8,769)
Cash and cash equivalents at beginning of period	16,613	57,747

Cash and cash equivalents at end of period	$60,233	$48,978

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended March 28, 2003 and March 29, 2002 each consisted of 13 weeks.

2. Stock Based Compensation

     The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations and has elected to follow the “disclosure only” alternative prescribed by the FASB’s SFAS 123, “Accounting for Stock-Based Compensation”. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28. Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net loss, as reported	$(20,041)	$(30,887)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	436	4,804
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(10,190)	(12,271)
Pro forma net loss	$(29,795)	$(38,354)
Basic and diluted net loss per share – as reported	$(0.15)	$(0.23)
Basic and diluted net loss per share – pro forma	$(0.22)	$(0.29)

     The fair value for the Company’s stock-based awards is estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted was determined based on estimated stock price volatility. The weighted average assumptions used to determine fair value were as follows:

	Options		ESPP

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Expected volatility	0.75	1.43	1.03	1.31
Expected life in years	4.0	4.0	0.5	0.5
Risk-free interest rate	2.6%	4.2%	1.4%	3.7%
Expected dividend yield	0	0	0	0

3. Net Loss per Share

     Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(in thousands, except
	for per share amounts)
Basic and diluted:
Net loss	$(20,041)	$(30,887)
Basic and diluted:
Weighted average shares outstanding	137,572	133,342
Less: Weighted average shares subject to repurchase	(21)	(345)

Weighted average shares used in computing basic and diluted net loss per share	137,551	132,997

Net loss per share — basic and diluted	$(0.15)	$(0.23)

     The Company has excluded all outstanding stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 32,920,990 and 27,770,545 shares of common stock at March 31, 2003 and March 31, 2002, respectively, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. Outstanding shares subject to repurchase have also been excluded from the calculation of net loss per share.

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as changes to the accumulated other comprehensive loss on available-for-sale investments. Net comprehensive loss for the three-month periods ended March 31, 2003 and 2002, respectively, is as follows (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net loss	$(20,041)	$(30,887)
Net change in other comprehensive loss — unrealized loss on investments	(96)	(243)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net comprehensive loss	$(20,137)	$(31,130)

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Work in progress	$7,807	$8,545
Finished goods	2,161	2,392

	$9,968	$10,937

6. Product Warranty

     Transmeta typically provides a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. Transmeta records a provision for estimated warranty costs when the revenue on product sales is recognized. Warranty costs have been within management’s expectations to date and have not been material.

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

     On July 18, 2002 and in connection with Transmeta’s decision to cease the development and productization of the TM6000 microprocessor, the Company terminated 195 employees and contractors. As a result, the Company recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002, which excludes a credit of $1.7 million to deferred compensation expense related to stock option cancellations for terminated employees. Additionally, the Company paid approximately $531,000 for previously accrued compensation in the third quarter of fiscal 2002 in connection with the employee terminations. Of the 195 employees and contractors that were terminated on July 18, 2002 44 were sales, marketing, and administrative employees and 151 were research and development personnel. The Company’s workforce reduction was completed in the third quarter of fiscal 2002. Additionally, the Company vacated all excess facilities as of September 30, 2002.

     Accrued restructuring charges consist of the following at March 31, 2003 (in thousands):

	Provision			Provision
	Balance at			Balance at
	December 31,	Drawdowns		March 31,

	2002	Cash	Non-Cash	2003

Charges recorded in the quarter ended June 30, 2002:
Building leasehold costs	$7,903	$702	$(102)	$7,303
Charges recorded in the quarter ended September 30, 2002:
Workforce reduction	102	—	102	—

	$8,005	$702	$—	$7,303

8. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. In October 2001, the Court consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450

WHA, and appointed lead plaintiffs and class counsel. In December 2001, plaintiffs filed their consolidated amended complaint. The consolidated amended complaints purported to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The consolidated amended complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs moved for class certification, and the Court was scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. The Company believes that the allegations in the second amended complaint and the antecedent complaints are without merit and have defended the consolidated action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants entered into a memorandum of understanding with plaintiffs’ counsel to settle all claims that might have been brought in this action for approximately $5.5 million, all of which monies have been paid by the defendants’ Directors and Officer (D&O) liability insurance. In December 2002, the court granted preliminary approval to the proposed settlement agreement. In March 2003, the Court granted final approval of the settlement and entered judgment in the action. In April 2003, a plaintiff’s attorney who was not selected as class counsel filed a notice of appeal relating to certain orders of the court appointing class counsel and addressing certain applications of her firm for attorneys’ fees.

     Beginning June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle all claims that might have been brought in this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the MOU). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. In April 2003, the court approved the parties’ stipulated order scheduling for September 2003 a hearing on their motion for dismissal upon settlement

     Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. In November 2002, Transmeta joined a coordinated motion to dismiss filed on behalf of all issuers and individual defendants. In March 2003, the Court granted in part and denied in part that coordinated motion to dismiss, and issued an order regarding pleading of amended complaints.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.

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

     The majority of our sales have been to a limited number of customers and sales are highly concentrated. Additionally, we derive a significant portion of our revenue from customers located in Asia. In the first quarter of fiscal 2003, sales to three customers, each of whom is located in Asia, accounted for 32%, 24% and 20%, respectively, of our net product revenue. For the same period in the prior year, those customers accounted for 0%, 52% and 0%, respectively. In addition, we also had a customer that accounted for less than 10% and 27%, respectively, of our net product revenue for the first quarter of fiscal 2003 and 2002. The loss of a major customer or the delay of significant orders from these customers could reduce or delay our recognition of revenue. One of our customers accounted for 48% of our accounts receivable balance as of March 31, 2003. The same customer accounted for 55% of our accounts receivable balance as of December 31, 2002. While this customer has a proven record for remitting funds due on a timely basis, any significant future delay in this customer’s ability to remit funds owed could have a material adverse effect on our financial position.

     All of our product sales to date have been denominated in U.S. dollars and we expect that most of our sales in the future will be denominated in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Our product sales in the first quarter of fiscal years 2003 and 2002 were primarily made to the lightweight and other mobile personal computer (PC) markets. If our Crusoe products fail to achieve widespread acceptance in these markets we may not achieve revenue sufficient to sustain our business.

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

     We previously recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on an accelerated method. As of March 31, 2003, approximately $2.2 million was recorded on our balance sheet, which will be amortized through 2004.

     Historically we have incurred significant losses. As of March 31, 2003, we had an accumulated deficit of $475 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was negatively impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the first quarter of fiscal 2003 our net product revenues have been adversely affected by the slow worldwide and particularly, Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended March 31, 2003 and 2002 each consisted of 13 weeks and ended on March 28 and 29, respectively.

Critical Accounting Policies

     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. There have been no changes in any of our critical accounting policies since December 31, 2002.

Results of Operations

Net Revenue

     Net revenue for the first quarter of fiscal 2003 was $6.0 million, compared to $4.1 million for the same period last year. This 46.3% increase year over year is due to difficulties in shipping and production volume levels of our then new microprocessors, the TM5500 and TM5800, during the first quarter of 2002.

Gross Margin

     Gross margin was 26.0% for the first quarter of fiscal 2003, compared to 31.6% in the same period last year. Gross margin has declined over the past year as a result of lower average selling prices, partially offset by a decrease in the cost of our products sold. Additionally, during the first quarter of fiscal 2003 we had a limited amount of previously reserved inventory that was sold during the period. During the first quarter of 2003 as well as the same period last year, our gross margins have been significantly adversely affected by unabsorbed overhead costs as our production related infrastructure has exceeded our needs during these periods.

Research and Development

     Research and development (R&D) costs for the first quarter of fiscal 2003 were 31.0% lower than those in the same period last year. Spending on R&D activities decreased from $18.1 million in the first quarter of fiscal 2002 to $12.5 million in the first quarter of fiscal 2003. The majority of the decrease is due to lower compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. The majority of R&D spending in the first quarter of fiscal 2003 was for our next-generation TM8000 microprocessor. The remaining portion was for sustaining engineering efforts on our TM5800 microprocessor.

Selling, General and Administrative

     Selling, general and administrative (SG&A) costs for the first quarter of fiscal 2003 were 16.4% lower than those in the same period last year. Spending on SG&A activities decreased from $7.9 million in the first quarter of fiscal 2002 to $6.6 million in the first quarter of fiscal 2003. The majority of this decrease is due to lower compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. These decreases were partly offset by increasing corporate insurance costs, as well as an increase in costs related to the expansion of our foreign sales offices.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization charges for the first quarters of fiscal 2003 and 2002 primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Additionally, we accreted interest payable in relation to amounts due for certain technology license agreements. The amortization and accretion charges for these license agreements, patents and patent rights in the first quarter of fiscal 2003 were $2.6 million, compared to $2.8 million in the same period last year.

Stock Compensation

     Total stock compensation charges during the first quarter of fiscal 2003 were $436,000, compared to $4.8 million in the same period last year. There were two components to stock compensation expense during these two periods.

     The first component is the amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellations, which amounted to $655,000 during the first quarter of fiscal 2003, compared to $2.1 million in the same period last year. The decrease is primarily a result of amortizing the deferred charge on an accelerated method, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations in connection with our reduction in workforce in the third quarter of fiscal 2002.

     The second component is the application of variable accounting for certain stock option grants, which is included in deferred stock compensation. During the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all other outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record adjustments related to variable stock option accounting on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Stock compensation for the first quarter of fiscal 2003 included a credit of $219,000 recorded to stock compensation expense due to a lower market price of our stock at the end of the period compared to the end of fiscal 2002. Stock compensation expense in the first quarter fiscal 2002 included $2.7 million in variable stock compensation.

Interest and Other Income and Interest Expense

     Interest and other income was $707,000 in the first quarter of fiscal 2003, compared to $1.8 million in the same period last year. The decrease is due to a decrease in the average invested cash balances during the first quarter of fiscal 2003 as we continue to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. As we continue to use cash to fund operations, our investment balances will decrease and as a result our interest income is expected to decrease over time. Interest expense was $107,000 in the first quarter of fiscal 2003, compared to $304,000 in the same period last year. The decrease is the result of lower average debt balances due to several lease-financing arrangements expiring during 2002.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from product revenue and lease financing. At March 31, 2003 we had $111.8 million in cash, cash equivalents and short-term investments compared to $129.5 at December 31, 2002.

     Net cash used in operating activities was $16.7 million for the first quarter of fiscal 2003. This was primarily the result of the net loss of $20.0 million, as well a decrease in accounts payable and prepaid expenses during the period. This was partially offset by decreases in accounts receivable and inventory.

     Net cash provided by investing activities was $59.1 million for the first quarter of fiscal 2003, and consisted primarily of $61.2 million net proceeds from the maturity of available-for-sale investments. These proceeds were partially offset by a $1.5 million partial settlement of long-term payable obligations for purchased patents and patent rights, as well as $528,000 in purchases of capital equipment.

     Net cash provided by financing activities was $1.2 million for the first quarter of fiscal 2003, and consisted primarily of net proceeds from option exercises and employee stock purchase plan purchases.

     At March 31, 2003, we had $60.2 million in cash and cash equivalents and $51.6 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 36 to 48 months. At March 31, 2003, we had the following contractual obligations:

		Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	After 3 Years

Contractual Obligations		(In thousands)
Capital Lease Obligations	$1,488	$838	$650	—
Operating Leases	$23,651	$4,374	$13,351	$5,926
Unconditional Purchase Obligations	$3,820	$3,820	—	—
Other Long Term Obligations	$38,000	$14,500	$23,500	—

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $20.0 million in the first quarter of fiscal 2003, $110.0 million in fiscal 2002, $171.3 million in fiscal 2001 and $97.7 million in fiscal 2000. As of March 31, 2003, we had an accumulated deficit of $475.0 million. Historically, we have increased our research and development, sales and marketing, and administrative expenses over time. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001, 2002 and the first quarter of fiscal 2003, our operating results were adversely affected by unfavorable global economic conditions and reduced information technology spending, particularly in Japan, where we currently generate a substantial portion of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

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

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have joined us in senior management roles only recently. In March 2003, Arthur L. Swift joined us as senior vice president of marketing. Our success will depend in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced a decline during 2000, 2001 and through 2002, and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have settled or are defending several purported shareholder class action or derivative lawsuits. Although we believe that those lawsuits lack merit, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

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

     Sales to two customers in the aggregate accounted for 44% of net product revenue in the first quarter of fiscal 2003. These customers are located in Japan, which subjects us to economic cycles in that country. We expect that a small number of OEM customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

Our Dependence on TSMC to Fabricate Wafers Limits Our Control Over the Production, Supply and Delivery of Our Products.

     The cost, quality and availability of third-party manufacturing operations are essential elements to the successful production of our products. We currently rely exclusively on TSMC to fabricate our wafers. We do not have a manufacturing agreement with TSMC that guarantees any particular production capacity or any particular price from TSMC. We place orders on a purchase order basis and TSMC may allocate capacity to other companies’ products while reducing deliveries to us on short notice. The absence of dedicated capacity means that, with little or no notice, TSMC could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which it fabricates wafers. If TSMC were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money, and would be subject to all risks incident to relying on third parties for wafer fabrication. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if TSMC were to change the terms under which it manufactures for us, our manufacturing costs could increase.

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

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of finished products, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. For example, due to the sudden and significant decrease in actual and forecasted demand for our products during the second and third quarters of 2001, we recorded a net charge of $25.6 million to cost of revenue related to excess inventory and related purchase commitments. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE, which provides the majority of our assembly and test services, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

Our Dependence on ASE to Provide Assembly and Test Services Limits Our Control Over Production Costs and Product Supply.

     We rely on ASE for the majority of our assembly and test services. As a result, we do not directly control our product delivery schedules. This lack of control could result in product shortages, which could increase our costs or delay delivery of our products. We do not have a contract with ASE for test and assembly services, and we typically procure these services from ASE on a per order basis. ASE could cease to perform all of the services that we require, or could change the terms upon which it performs services for us. Therefore, we may not be able to obtain assembly and testing services for our products on acceptable terms, or at all. If we are required to find and qualify alternative assembly or testing services, we could experience delays in product shipments, increased product costs or a decline in product quality.

Our California Facilities and the Facilities of Third Parties Upon Which We Rely to Provide Us Critical Services are Located in Regions that are Subject to Earthquakes and Other Natural Disasters.

     Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate our wafers, and ASE, upon which we currently rely for the majority of our assembly and test services, are located in Taiwan. Taiwan has experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in Taiwan could materially disrupt TSMC’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

The Recent Outbreak of SARS in the Asia-Pacific Region and Its Continued Spread Could Harm Our Business.

The recent outbreak of severe acute respiratory syndrome, or SARS, which began in China, Hong Kong, Singapore and Vietnam but appears to be spreading, may have a negative impact on our business. We have employees located in Taiwan, and we have our products manufactured and assembled in Taiwan. Our business may be impacted by a variety of SARS-related factors, including but not limited to disruptions in the operations of our offices, our partners, our customers, and their partners; reduced sales in certain end-markets; and increased costs to conduct our business abroad. If the number of cases of SARS continues to increase or spread to other areas, including the United States, our business could also be harmed.

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

Our Lengthy and Variable Sales Cycles Make It Difficult for Us to Predict When and if a Design Win Will Result in Volume Shipments.

We depend upon other companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Thus our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range from six to twelve months, or more, from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers’ products. If our customers cancel projects or change product plans, we could lose anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will ultimately be introduced or will, if introduced, be commercially successful.

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

     Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status. One of these requirements is that we must maintain a minimum closing bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a “deficiency notice” from Nasdaq. Upon receipt of this notice, we would then have a minimum of 90 calendar days to comply, and during this period the minimum closing bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. On April 30, 2003, the closing bid price of our common stock was $0.95 per share. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

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

We Plan to Expand Our International Operations, and the Success of Our International Expansion Is Subject to Significant Uncertainties.

     We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell a significant portion of our products to customers in Asia. As part of our international expansion, we have personnel in Taiwan, Japan and Europe who provide sales and customer support. In addition, we have appointed distributors, stocking representatives and manufacturers’ representatives to sell products in Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	major health concerns, such as SARS;

•	political and economic instability; and

•	potentially reduced protection for intellectual property rights.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at March 31, 2003.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective for recording, processing, summarizing and reporting information that we (including our consolidated subsidiaries) are required to disclose in our reports filed or submitted under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions filed in the United States District Court for the Northern District of California. In October 2001, the Court consolidated those complaints into a single action entitled In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA, and appointed lead plaintiffs and class counsel. In December 2001, plaintiffs filed their consolidated amended complaint. The consolidated amended complaints purported to allege a class action on behalf of all persons, other than the individual defendants and the other officers of Transmeta, who purchased or acquired common stock of Transmeta during the period from November 7, 2000 to July 19, 2001. The consolidated amended complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the only surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. Plaintiffs moved for class certification, and the Court was scheduled to hear defendants’ motion for summary judgment and plaintiffs’ motion for class certification in December 2002. The Company believes that the allegations in the second amended complaint and the antecedent complaints are without merit and have defended the consolidated action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants entered into a memorandum of understanding with plaintiffs’ counsel to settle all claims that might have been brought in this action for approximately $5.5 million, all of which monies have been paid by the defendants’ Directors and Officer (D&O) liability insurance. In December 2002, the court granted preliminary approval to the proposed settlement agreement. In March 2003, the Court granted final approval of the settlement and entered judgment in the action. In April 2003, a plaintiff’s attorney who was not selected as class counsel filed a notice of appeal relating to certain orders of the court appointing class counsel and addressing certain applications of her firm for attorneys’ fees.

     Beginning June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle all claims that might have been brought in this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the MOU). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. In April 2003, the court approved the parties’ stipulated order scheduling for September 2003 a hearing on their motion for dismissal upon settlement

     Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions filed in the United States District Court for the Southern District of New York. In January 2002, the Court ordered that all matters in the Southern District of New York be consolidated under In re Transmeta Corporation Initial Public Offering Securities Litigation, No. 01 CV 6492. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint alleges that the prospectus from Transmeta’s November 7, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The consolidated amended complaint alleges claims against Transmeta and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). The Company believes that the allegations in the consolidated amended complaint and its antecedents are without merit and intend to defend the action vigorously. In November 2002, Transmeta joined a coordinated motion to dismiss filed on behalf of all issuers and individual defendants. In March 2003, the Court granted in part and denied in part that coordinated motion to dismiss, and issued an order regarding pleading of amended complaints.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     In February 2003, we issued 796,178 shares of common stock, valued at $1.0 million, to an intellectual property owner as partial consideration for certain intellectual property and related assets that we acquired in February 2001.

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

     As of March 31, 2003, we paid $14.5 million of the net proceeds to IBM under the terms of our amended license agreement, approximately $13.7 million in property and equipment purchases and $22 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $207.3 million to fund ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Title

99.1	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.