Form 10-Q
period 2003-06-30
TRANSMETA CORP
filed 2003-08-06
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     There were 140,352,465 shares of the Company’s common stock, par value $0.00001 per share, outstanding on July 31, 2003.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2003	2002(1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,614	$16,613
Short-term investments	49,506	112,837
Accounts receivable, net	2,824	4,060
Inventories	7,577	10,937
Prepaid expenses and other current assets	4,893	4,722

Total current assets	104,414	149,169
Property and equipment, net	7,197	9,574
Patents and patent rights, net	33,194	36,623
Other assets	2,039	2,189

Total assets	$146,844	$197,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235	$2,311
Accrued compensation and related compensation liabilities	3,547	3,195
Other accrued liabilities	6,231	8,216
Accrued restructuring charges	1,927	2,549
Current portion of long-term payables	14,500	16,000
Current portion of long-term debt and capital lease obligations	583	865

Total current liabilities	28,023	33,136
Long-term accrued restructuring charges, net of current portion	4,806	5,456
Long-term payables, net of current portion	11,795	17,449
Long-term debt and capital lease obligations, net of current portion	526	667
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	602,647	601,119
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(1,549)	(3,039)
Accumulated other comprehensive income	25	134
Accumulated deficit	(496,990)	(454,928)

Total stockholders’ equity	101,694	140,847

Total liabilities and stockholders’ equity	$146,844	$197,555

(1)     Derived from the Company’s audited financial statements as of December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net product revenue	$5,054	$7,539	$11,071	$11,686
Cost of revenue	4,998	5,617	9,450	8,453

Gross profit	56	1,922	1,621	3,233
Operating expenses:
Research and development(1)(2)	12,190	19,184	24,669	37,263
Selling, general and administrative(3)(4)	6,347	8,737	12,981	16,671
Restructuring charge	—	10,624	—	10,624
Amortization of deferred charges, patents and patent rights	2,634	2,848	5,274	5,696
Stock compensation	1,095	(2,558)	1,531	2,246

Total operating expenses	22,266	38,835	44,455	72,500

Operating loss	(22,210)	(36,913)	(42,834)	(69,267)
Interest and other income	312	1,427	1,019	3,222
Interest expense	(123)	(142)	(247)	(470)

Net loss	$(22,021)	$(35,628)	$(42,062)	$(66,515)

Net loss per share — basic and diluted	$(0.16)	$(0.27)	$(0.30)	$(0.50)

Weighted average shares outstanding — basic and diluted	138,678	133,868	138,089	133,427

(1)	Excludes $316 and $1,209 in amortization of deferred stock compensation for the three months ended June 30, 2003 and 2002, respectively, and $735 and $2,702 for the six months ended June 30, 2003 and June 30, 2002, respectively.

(2)	Excludes $59 and $(618) in variable stock compensation for the three months ended June 30, 2003 and 2002, respectively, and $35 and $(130) for the six months ended June 30, 2003 and June 30, 2002, respectively.

(3)	Excludes $269 and $(1,079) in amortization of deferred stock compensation for the three months ended June 30, 2003 and 2002, respectively, and $506 and $(504) for the six months ended June 30, 2003 and June 30, 2002, respectively.

(4)	Excludes $451 and $(2,070) in variable stock compensation for the three months ended June 30, 2003 and 2002, respectively, and $255 and $178 for the six months ended June 30, 2003 and June 30, 2002, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(42,062)	$(66,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,531	2,246
Depreciation	3,036	3,014
Amortization of other assets	324	76
Amortization of deferred charges, patents and patent rights	5,274	5,696
Non-cash restructuring charges	—	1,629
Changes in operating assets and liabilities:
Accounts receivable	1,236	78
Inventories	3,360	(4,508)
Prepaid expenses and other current assets	(286)	1,440
Accounts payable and accrued liabilities	(2,707)	(1,764)
Accrued restructuring charges	(1,272)	8,995

Net cash used in operating activities	(31,566)	(49,613)

Cash flows from investing activities:
Purchase of available-for-sale investments	(61,507)	(85,220)
Proceeds from sale or maturity of available-for-sale investments	124,729	115,227
Purchase of property and equipment	(659)	(2,855)
Payments of patents and patent rights	(9,000)	(9,000)
Other assets	(59)	(142)

Net cash provided by investing activities	53,504	18,010

Cash flows from financing activities:
Proceeds from sales of common stock under ESPP and stock option plans	1,486	2,669
Repayment of debt and capital lease obligations	(423)	(1,896)

Net cash provided by financing activities	1,063	773

Change in cash and cash equivalents	23,001	(30,830)
Cash and cash equivalents at beginning of period	16,613	57,747

Cash and cash equivalents at end of period	$39,614	$26,917

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended June 27, 2003 and June 28, 2002 each consisted of 13 weeks. The first six months of fiscal 2003 and 2002 each consisted of 26 weeks.

2. Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends the disclosure requirements of FASB’s SFAS 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations and has elected to follow the “disclosure only” alternative prescribed by SFAS 123. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28. Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$(22,021)	$(35,628)	$(42,062)	$(66,515)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,095	(2,558)	1,531	2,246
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(12,879)	(9,521)	(23,069)	(21,792)
Pro forma net loss	$(33,805)	$(47,707)	$(63,600)	$(86,061)
Basic and diluted net loss per share – as reported	$(0.16)	$(0.27)	$(0.30)	$(0.50)
Basic and diluted net loss per share – pro forma	$(0.24)	$(0.36)	$(0.46)	$(0.65)

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

	Options				ESPP

	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Expected volatility	0.88	1.24	0.85	1.34	0.81	1.26	0.93	1.31
Expected life in years	4.0	4.0	4.0	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	2.2%	4.3%	2.3%	4.3%	1.4%	3.6%	1.4%	3.7%
Expected dividend yield	0	0	0	0	0	0	0	0

3. Net Loss per Share

     Basic and diluted net loss per share is presented in conformity with FASB’s SFAS 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands, except for per share amounts)
Basic and diluted:
Net loss	$(22,021)	$(35,628)	$(42,062)	$(66,515)
Basic and diluted:
Weighted average shares outstanding	138,679	134,066	138,100	133,698
Less: Weighted average shares subject to repurchase	(1)	(198)	(11)	(271)

Weighted average shares used in computing basic and diluted net loss per share	138,678	133,868	138,089	133,427

Net loss per share — basic and diluted	$(0.16)	$(0.27)	$(0.30)	$(0.50)

     The Company has excluded all outstanding stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 36,566,532 and 33,979,995 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. Outstanding shares subject to repurchase have also been excluded from the calculation of net loss per share.

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as changes to the accumulated other comprehensive loss on available-for-sale investments. Net comprehensive loss for the three and six month periods ended June 30, 2003 and 2002, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June,
	2003	2002	2003	2002

Net loss	$(22,021)	$(35,628)	$(42,062)	$(66,515)
Net change in other comprehensive loss - unrealized loss on investments	(13)	(232)	(109)	(475)

Net comprehensive loss	$(22,034)	$(35,860)	$(42,171)	$(66,990)

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Work in progress	$5,757	$8,545
Finished goods	1,820	2,392

	$7,577	$10,937

6. Product Warranty

     Transmeta typically provides a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. Transmeta records a provision for estimated warranty costs when the revenue on product sales is recognized. Actual warranty costs have been within management’s expectations to date and have not been material.

     The Company generally sells products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company’s policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. To date, there are no such accruals or related expenses.

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

     On July 18, 2002, in connection with Transmeta’s decision to cease the development and productization of the TM6000 microprocessor, the Company terminated 195 employees and contractors. As a result, the Company recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002, which excludes a credit of $1.7 million to deferred compensation expense related to stock option cancellations for terminated employees. Additionally, the Company paid approximately $531,000 for previously accrued compensation in the third quarter of fiscal 2002 in connection with the employee terminations. Of the 195 employees and contractors that were terminated on July 18, 2002, 44 were sales, marketing, and administrative employees and 151 were research and development personnel. The Company’s workforce reduction was completed in the third quarter of fiscal 2002. Additionally, the Company vacated all excess facilities as of September 30, 2002.

     Accrued restructuring charges consist of the following at June 30, 2003 (in thousands):

	Provision			Provision
	Balance at			Balance at
	December 31,	Drawdowns		June 30,

	2002	Cash	Non-Cash	2003

Building leasehold costs	$7,903	$1,262	$(92)	$6,733
Workforce reduction	102	—	102	—

	$8,005	$1,262	$10	$6,733

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

     Beginning June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle all claims that might have been brought in this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the MOU). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. In April 2003, the court approved the parties’ stipulated order scheduling for September 2003 a hearing on their motion for dismissal upon settlement.

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

9. Subsequent Events

     On July 15, 2003, the Company’s Board of Directors approved and the Company adopted a retention and severance plan providing certain benefits for certain key employees in the contingency of a change of control of the Company or its Board of Directors.

     On July 17, 2003, Transmeta filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The shelf registration statement provides for the possible future offer and sale by Transmeta of up to $100,000,000 of its common stock, preferred stock, secured or unsecured debt securities and warrants, from time to time. The shelf registration statement became effective on July 29, 2003.

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

Overview

     We develop and sell software-based microprocessors and develop additional hardware, software, and system technologies that enable manufacturers to build highly efficient computing systems characterized by low power consumption, reduced heat dissipation and the high performance required to run standard x86 compatible programs. We originally developed our family of Crusoe microprocessors for lightweight notebook computers and other mobile computing devices, but we have developed and are continuing to develop microprocessors and additional technologies suitable for a variety of existing and emerging end markets in which energy and thermal efficiency along with x86 software compatibility are desirable. We rely on independent, third party contractors to perform manufacturing, assembly and test functions. Our fabless approach allows us to focus on designing, developing and marketing our products and to significantly reduce the amount of capital needed to invest in manufacturing infrastructure.

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

     We sell our products directly to OEMs and, to a lesser extent, through distributors, stocking representatives and manufacturers’ representatives. We have added manufacturers’ representatives and distributors in Europe and manufacturers’ representatives in North America. Etron Corporation Ltd. is our manufacturers’ representative for Korea. Uniquest, Siltrontech Electronics and Edom Technology are our primary distributors in Hong Kong and Taiwan, and All American Semiconductor is our exclusive distributor in North America. Inno Micro Corporation and Shinden Hightex Corporation have been added as distributors for Japan. Our distributors are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products. As needed, we will continue to add representation to our current sales and distribution network.

     The majority of our sales have been to a limited number of customers and sales are highly concentrated. Additionally, we derive a significant portion of our revenue from customers located in Asia. In the first six months of fiscal 2003, sales to three customers, each of whom is located in Asia, accounted for 23%, 21% and 19%, respectively, of our net revenue. For the same period in the prior year, those customers accounted for 0%, 0% and 34%, respectively. In addition, a customer that had accounted for less than 10% of our net revenue for the first six months of fiscal 2003 accounted for 49% of our net revenue for the same period last year. The loss of a major customer or the delay of significant orders from these customers could reduce or delay our recognition of revenue. Five of our customers accounted for 67% of our accounts receivable balance as of June 30, 2003. Two of these customers accounted for 52% and 15%, respectively, of our accounts receivable balance as of December 31, 2002. Each of the other three customers represented less than 10% of our accounts receivable at December 31, 2002.

     All of our product sales to date have been denominated in U.S. dollars and we expect that most of our sales in the future will be denominated in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Our product sales in the first six months of fiscal years 2003 and 2002 were primarily made to the lightweight and other mobile personal computer (PC) markets. If our products fail to achieve widespread acceptance in these markets we may not achieve revenue sufficient to sustain our business.

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

     We previously recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on an accelerated method. As of June 30, 2003, approximately $1.5 million was recorded on our balance sheet, which will be amortized through 2004.

     Historically we have incurred significant losses. As of June 30, 2003, we had an accumulated deficit of $497.0 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was negatively impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the first six months of fiscal 2003 our net product revenues have been adversely affected by the slow worldwide and particularly, Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended June 30, 2003 and 2002 each consisted of 13 weeks and ended on June 27 and 28, respectively. The first six months of fiscal 2003 and 2002 each consisted of 26 weeks.

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

Results of Operations

Net Revenue

     Net revenue for the second quarter of fiscal 2003 was $5.1 million, compared to $7.5 million for the same period last year. Net revenue for the first six months of fiscal 2003 was $11.1 million, compared to $11.7 million for the same period last year. These decreases year over year are primarily due to adverse economic conditions and a decrease in average selling prices in the first six months of fiscal 2003 from the same period in fiscal 2002 as a result of general pricing pressure in the mobile notebook computer market. We expect to experience higher average selling prices as we shift our product mix to our next-generation processor, the TM8000, during the second half of 2003.

     Net revenue recognized in fiscal 2003 included license revenue, which was earned in connection with a technology license agreement executed during the first half of the year. This licensing revenue made up less than 10% and less than 5%, of our revenue for the three and six month periods ended June 30, 2003, respectively. Revenues for the three and six month periods ended June 30, 2002 did not include any license revenues. We expect licensing opportunities to be an increasing source of revenue for us in the future.

Gross Margin

     Gross margin was 1.1% for the second quarter of fiscal 2003, compared to 25.5% in the same period last year. For the first six months of fiscal 2003, gross margin was 14.6% compared to 27.7% in the same period last year. During the first six months of both fiscal 2003 and 2002, gross margin was adversely affected by unabsorbed overhead costs as our production related infrastructure exceeded our needs. The decline in gross margin for the three and six month periods in fiscal 2003 from the same period in fiscal 2002 was primarily due to lower average selling prices and adjustments to our inventory in response to lower average selling prices expected in future periods for some of our products. The decline contributed by these factors was partially offset by decreases in costs of products sold, sales of a limited amount of previously reserved inventory, and the 100% margin recognized on all licensing revenue.

Research and Development

     Research and development (R&D) costs for the second quarter of fiscal 2003 decreased 36.5% to $12.2 million from $19.2 million for the same period last year. R&D costs for the first six months of fiscal 2003 decreased 33.8% to $24.7 million from $37.3 million for the same period last year. The majority of the decrease is due to lower compensation and benefit costs and consultant fees as we reduced our workforce in the third quarter of fiscal 2002. We also recognized in the second quarter of 2002 a charge of $1.6 million for engineering related silicon and mask sets for products for which the Company ceased development. The majority of R&D spending in the first six months of fiscal 2003 was for our next-generation TM8000 microprocessor. The remaining portion was for sustaining engineering efforts on our TM5800 microprocessor.

Selling, General and Administrative

     Selling, general and administrative (SG&A) costs for the second quarter of fiscal 2003 decreased 27.4% to $6.3 million from $8.7 million for the same period last year. SG&A costs for the first six months of fiscal 2003 decreased 22.1% to $13.0 million from $16.7 million for the same period last year. The majority of this decrease is due to lower compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. These decreases were partly offset by increases in other areas, including higher corporate insurance costs and expenditures for patent protection of our inventions. We additionally had lower travel costs during the first six months of fiscal 2003 as we implemented a restricted travel policy within that period in response to the outbreak of SARS in the Asia-Pacific region. As the restricted travel policy has now been lifted, we expect travel costs to return to historic levels.

Restructuring Charges

     In the second quarter of fiscal 2002, we recorded restructuring charges of $10.6 million as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charges consisted primarily of lease costs, equipment write-offs and other costs as we identified a number of leased facilities and leased equipment that were no longer required. Other than future lease payments for our vacated facilities, the majority of our restructuring activities were completed in 2002. We evaluated the restructuring reserve balance as of June 30, 2003 and determined no adjustments were needed.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization charges for the first six months of fiscal 2003 and 2002 primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Additionally, we accreted interest payable in relation to amounts due for certain technology license agreements. The amortization and accretion charges for these license agreements, patents and patent rights in the second quarter of fiscal 2003 were $2.6 million, compared to $2.8 million in the same period last year. For the first six months of fiscal 2003, the amortization and accretion charges were $5.3 million, compared to $5.7 million in the same period last year.

Stock Compensation

     Total stock compensation charges during the second quarter of fiscal 2003 were $1.1 million, compared to a $2.6 million credit in the same period last year. For the first six months of fiscal 2003, stock compensation charges were $1.5 million, compared to $2.2 million in the same period last year. There were two components to stock compensation expense during these periods.

     The first component is the amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellations, which amounted to $585,000 during the second quarter of fiscal 2003, compared to $130,000 in the same period last year. Net amortization for the first six months of fiscal 2003 was $1.2 million, compared to $2.2 million in the same period last year. On a year-to-date basis, the decrease is primarily a result of amortizing the deferred charge on an accelerated method, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations in connection with our reduction in workforce in the third quarter of fiscal 2002.

     The second component is the application of variable accounting for certain stock option grants, which is included in deferred stock compensation. During the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all other outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record adjustments related to variable stock option accounting on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the second quarter of fiscal 2003 amounted to $510,000, compared to a credit of $2.7 million for the same period last year. For the first six months of fiscal 2003 variable stock compensation was $290,000, compared to $48,000 for the same period last year.

Interest and Other Income and Interest Expense

     Interest and other income in the second quarter of fiscal 2003 was $312,000, compared to $1.4 million in the same period last year. Interest and other income for the first six months of fiscal 2003 was $1.0 million, compared to $3.2 million in the same period last year. The decreases are due to decreases in the average invested cash balances during the fiscal 2003 as we continue to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. As we continue to use cash to fund operations, our investment balances will decrease and as a result our interest income is expected to decrease over time. Interest expense in the second quarter of fiscal 2003 was $123,000, compared to $142,000 in the same period last year. Interest expense for the first six months of fiscal 2003 was $247,000, compared to $470,000 for the same period last year. The decrease is primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2002.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from product revenue and lease financing. At June 30, 2003 we had $89.1 million in cash, cash equivalents and short-term investments compared to $129.5 million at December 31, 2002.

     Net cash used in operating activities was $31.6 million for the first six months of fiscal 2003. This was primarily the result of the net loss of $42.1 million, as well a decrease in accounts payable and accrued liabilities during the period. This was partially offset by decreases in accounts receivable and inventory.

     Net cash provided by investing activities was $53.5 million for the first six months of fiscal 2003, and consisted primarily of $63.2 million net proceeds from the maturity of available-for-sale investments. These proceeds were partially offset by a $9.0 million partial settlement of long-term payable obligations for purchased patents and patent rights, as well as $659,000 in purchases of capital equipment.

     Net cash provided by financing activities was $1.1 million for the first six months of fiscal 2003, and consisted primarily of $1.5 million net proceeds from option exercises and employee stock purchase plan purchases. These proceeds were partially offset by payments of $423,000 for debt and capital lease obligations.

     At June 30, 2003, we had $39.6 million in cash and cash equivalents and $49.5 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 48 months. At June 30, 2003, we had the following contractual obligations:

	Payments Due by Period

	Total	Less Than 1 Year	1-4 Years	After 4 Years

Contractual Obligations		(In thousands)
Capital Lease Obligations	$1,196	$639	$557	—
Operating Leases	$22,578	$4,368	$13,439	$4,771
Unconditional Purchase Obligations	$3,770	$3,770	—	—
Other Long Term Obligations	$30,500	$14,500	$16,000	—

     We believe that existing cash and cash equivalents and short-term investments balances will be sufficient to fund our operations for the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. On July 17, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The shelf registration statement provides for the possible future offer and sale by us of up to $100,000,000 in common stock, preferred stock, secured or unsecured debt securities and warrants, from time to time. The shelf registration statement became effective on July 29, 2003.

     Although we are currently not a party to any agreement or letter of intent for a potential acquisition or business combination, we may enter into acquisitions or business combinations in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $42.1 million in the first six months of fiscal 2003, $110.0 million in fiscal 2002, $171.3 million in fiscal 2001 and $97.7 million in fiscal 2000. As of June 30, 2003, we had an accumulated deficit of $497.0 million. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Our Business Is Difficult to Forecast Because We Recognized Our First Product Revenue in the First Half of 2000.

     We introduced our first Crusoe microprocessors in January 2000 and recognized our first product revenue from these products in the first half of 2000. Through June 30, 2000, we had manufactured only limited quantities of our products. In September 2000, we began volume shipments. Thus, we have only a very limited operating history with our products. This limited history makes it difficult to forecast our business. Until 2000, we derived substantially all of our revenue from license fees. Although we expect licensing opportunities to be an increasing source of revenue for us in the future, we need to generate substantial future revenue from product sales under our current business model. Our ability to manufacture our products in production quantities and the revenue and income potential of our products and business are unproven. You should consider our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with new businesses in highly competitive technology fields, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, the value of an investment in our common stock would decline further.

We Depend Upon Increasing Demand for Our Microprocessors.

     We have historically derived the majority of our revenue from the sale of our microprocessors, which we only began to ship in volume in September 2000. Since September 2000 we have recognized substantially all of our revenue from sales of our microprocessors. Therefore, our future operating results might continue to depend on the demand for products by existing and future customers. If our microprocessors are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance our products in a timely manner, demand for our products may fail to increase, or may diminish. If demand for our products does not increase, our revenue will not increase and the value of an investment in our common stock would likely decline further.

We Are Subject to General Economic and Market Conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and, in particular, market conditions in the semiconductor and notebook computer industries. In fiscal 2001, 2002 and through parts of fiscal 2003, our operating results were adversely affected by unfavorable global economic conditions and reduced information technology spending, particularly in Japan, where we currently generate a substantial portion of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results, and financial condition.

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

Our Future Revenue Depends In Part Upon Our Ability to Penetrate the Notebook Computer Market.

     Our success depends in part upon our ability to sell our microprocessors in volume to the small number of OEMs that manufacture notebook computers. Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, OEMs must design new products to utilize different microprocessors such as our products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/output system software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. If our products fail to achieve widespread acceptance in the notebook computer market, we would likely never achieve revenue sufficient to sustain our business and the value of an investment in our common stock would likely decline significantly.

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

Our Reduction In Workforce May Adversely Affect the Performance of Our Personnel, Our Ability To Hire New Personnel and Our Operations.

     In July 2002, as part of our effort to reduce operating expenses, we announced a restructuring and related reduction in our workforce. Our restructuring plan included the termination of approximately 195 employees and contractors, which constituted approximately 40 percent of our workforce. As a result of the workforce reduction, we incurred substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek employment with more established companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.

We Might Not Be Able to Execute on Our Business Plan if We Lose Key Management or Technical Personnel, on Whose Knowledge, Leadership and Technical Expertise We Rely, or if We Fail to Work Effectively With New Members of Our Management Team.

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have joined us in senior management roles only recently. In March 2003, Arthur Swift joined us as senior vice president of marketing. Our success will depend in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave Transmeta unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular experienced a decline during 2000, 2001 and through 2002, and could decline further, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have settled or are defending several purported shareholder class action or derivative lawsuits. Although we believe that those lawsuits lack merit, it is likely that the lawsuits will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

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

     Sales to three customers in the aggregate accounted for 63% of net product revenue in the first six months of fiscal 2003. These customers are located in Asia, which subjects us to economic cycles in that area. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

If We Fail to Forecast Demand for Our Products Accurately, We Could Lose Sales and Incur Inventory Losses.

     The demand for our products depends upon many factors and is difficult to forecast. Many shipments of our products may be made near the end of the fiscal quarter, which makes it difficult to estimate demand for our products. We expect that it will become more difficult to forecast demand as we introduce new products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand have caused, and in the future could cause, problems in our operations.

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC, might not be able to fabricate wafers as quickly as we need them. Also, ASE, which provides the majority of our assembly and test services, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at TSMC and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of TSMC and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

The Outbreak of SARS in the Asia-Pacific Region and Its Continued Spread Could Harm Our Business.

The outbreak of severe acute respiratory syndrome, or SARS, may have a negative impact on our business. We have employees located in Taiwan, and we have our products manufactured and assembled in Taiwan. Our business may be impacted by a variety of SARS-related factors, including but not limited to disruptions in the operations of our offices, our partners, our customers, and their partners; reduced sales in certain end-markets; and increased costs to conduct our business abroad. Although the magnitude of probable SARS cases has been controlled, our business could be harmed if the number of cases of SARS increases or spreads to other areas, including the United States.

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

     Software applications, games or operating systems with machine-specific routines programmed into them can result in specific incompatibilities. If a particular software application, game or operating system is programmed in a manner that makes it unable to respond correctly to our microprocessor, it will appear to users of that software that our microprocessor is not compatible with PC software. We might encounter incompatibilities in the future. Software incompatibilities that are significant or are perceived to be significant could hinder our products from market acceptance and we might not receive significant revenue from product sales.

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

If We Are Unable to Protect Our Proprietary Rights Adequately, Our Competitors Might Gain Access to Our Technology and We Might Not Compete Successfully In Our Markets.

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

     Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status. One of these requirements is that we must maintain a minimum closing bid price of $1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, we will receive a “deficiency notice” from Nasdaq. Upon receipt of this notice, we would then have a minimum of 90 calendar days to comply, and during this period the minimum closing bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to Nasdaq for a hearing regarding the determination to delist our common stock from the Nasdaq National Market. On July 31, 2003, the closing bid price of our common stock was $1.66 per share. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

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

     We believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We might need to raise additional funds, however, to respond to business contingencies, which could include the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	fund working capital if our revenue does not increase, or declines;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

     On July 17, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, which provides for the possible future offer and sale by us of up to $100,000,000 in common stock, preferred stock, secured or unsecured debt securities and warrants, from time to time. The shelf registration statement became effective on July 29, 2003. However, if we were to raise additional funds through the issuance of equity or convertible debt securities using this registration statement or otherwise, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at June 30, 2003.

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

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose

     During the second quarter of fiscal 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Beginning June 2001, the directors and certain officers of Transmeta were sued in four purported shareholder derivative actions. In October 2001, those cases were consolidated in and by the Superior Court for Santa Clara County in a single action entitled In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. In April 2002, plaintiffs filed a consolidated amended complaint. Like its antecedents, the consolidated amended complaint is based upon the same general allegations set out in the purported shareholder class actions described above. In May and June 2002, Transmeta and the individual defendants filed two demurrers to the second amended complaint. In July 2002, the Court sustained Transmeta’s demurrer based on plaintiffs’ lack of standing, gave plaintiffs 90 days to file an amended complaint, and deferred consideration of the individual defendants’ demurrer as moot. The Company believes that the allegations in the second amended complaint and its antecedents are without merit and have defended the action vigorously. Notwithstanding this belief, and in order to avoid any additional waste of management time and expense, the Company and the individual defendants agreed to settle all claims that might have been brought in this action for a sum of money to be paid entirely by defendants’ D&O liability insurance, similar to the proposed agreement to settle all of the claims in the federal class action. In December 2002, the parties executed a memorandum of understanding dated October 3, 2002 (the MOU). The MOU provides for a settlement of the consolidated derivative action pursuant to a definitive agreement and subject to judicial approval. The proposed settlement includes a dismissal with prejudice of all asserted claims, a release in favor of all defendants, and a payment to fees to counsel for the derivative plaintiffs in an amount to be approved by the Court but not to exceed $300,000. In April 2003, the court approved the parties’ stipulated order scheduling for September 2003 a hearing on their motion for dismissal upon settlement.

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

     Not Applicable.

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

     As of June 30, 2003, we paid $14.5 million of the net proceeds to IBM under the terms of our amended license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, approximately $13.9 million in property and equipment purchases and $29.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $222.2 million to fund ordinary operating expenses. The remaining net proceeds have been invested in short-term interest bearing, investment-grade securities.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Transmeta was held on May 29, 2003.

(b)	At the Annual Meeting, our stockholders elected each of the following nominees as Class III directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:

	Total Votes

Nominees	For	Withheld

William P. Tai	111,492,314	2,559,658
Rick Timmins	112,796,464	1,255,508

(c)	At the Annual Meeting, our stockholders adopted the following resolution by the vote indicated:

To ratify the selection of Ernst & Young LLP as our independent auditors for 2003.

Total Votes

For	113,355,223
Against	646,829
Abstain	49,920

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

31.1	Certification by Matthew R. Perry pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Svend-Olav Carlsen pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *     As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K

     On April 17, 2003, we filed a current report on Form 8-K to issue a press release announcing earnings for the quarter ended March 28, 2003. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of that Form 8-K and irrespective of any general incorporation language in any filings.

     On May 9, 2003, we filed a current report on Form 8-K to disclose the amendment of guidelines governing the trading of securities by Company personnel as to permit such persons, including its directors and executive officers, to enter into written plans for trading Company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 6, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification by Matthew R. Perry pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Svend-Olav Carlsen pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.