Form 10-Q
period 2003-09-30
TRANSMETA CORP
filed 2003-11-10
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

     There were 141,306,529 shares of the Company’s common stock, par value $0.00001 per share, outstanding on October 20, 2003.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2003	2002(1)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,600	$16,613
Short-term investments	38,833	112,837
Accounts receivable, net	1,406	4,060
Inventories	7,401	10,937
Prepaid expenses and other current assets	4,389	4,722

Total current assets	87,629	149,169
Property and equipment, net	5,938	9,574
Patents and patent rights, net	31,483	36,623
Other assets	1,775	2,189

Total assets	$126,825	$197,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,057	$2,311
Accrued compensation and related compensation liabilities	2,563	3,195
Other accrued liabilities	6,302	8,216
Accrued restructuring charges	1,672	2,549
Current portion of long-term payables	14,500	16,000
Current portion of long-term debt and capital lease obligations	425	865

Total current liabilities	26,519	33,136
Long-term accrued restructuring charges, net of current portion	4,483	5,456
Long-term payables, net of current portion	12,712	17,449
Long-term debt and capital lease obligations, net of current portion	441	667
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value (none issued)	—	—
Common stock, $0.00001 par value, at amounts paid in	606,814	601,119
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(1,046)	(3,039)
Accumulated other comprehensive income (loss)	(11)	134
Accumulated deficit	(520,648)	(454,928)

Total stockholders’ equity	82,670	140,847

Total liabilities and stockholders’ equity	$126,825	$197,555

(1)	Derived from the Company’s audited financial statements as of December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net revenue	$2,688	$6,443	$13,759	$18,129
Cost of revenue	3,073	3,994	12,523	12,447

Gross profit (loss)	(385)	2,449	1,236	5,682
Operating expenses:
Research and development(1)(2)	12,452	13,707	37,121	50,971
Selling, general and administrative(3)(4)	5,978	6,255	18,959	22,926
Restructuring charge(5)	—	4,102	—	14,726
Amortization of deferred charges, patents and patent rights	2,628	2,848	7,902	8,544
Stock compensation	2,302	(1,651)	3,833	595

Total operating expenses	23,360	25,261	67,815	97,762

Operating loss	(23,745)	(22,812)	(66,579)	(92,080)
Interest and other income	203	1,135	1,222	4,357
Interest expense	(116)	(88)	(363)	(557)

Net loss	$(23,658)	$(21,765)	$(65,720)	$(88,280)

Net loss per share — basic and diluted	$(0.17)	$(0.16)	$(0.47)	$(0.66)

Weighted average shares outstanding — basic and diluted	139,844	135,561	138,674	134,079

(1)	Excludes $190 and $973 in amortization of deferred stock compensation for the three months ended September 30, 2003 and 2002, respectively, and $924 and $3,675 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(2)	Excludes $135 and $(288) in variable stock compensation for the three months ended September 30, 2003 and 2002, respectively, and $170 and $(418) for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(3)	Excludes $115 and $1,186 in amortization of deferred stock compensation for the three months ended September 30, 2003 and 2002, respectively, and $621 and $682 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(4)	Excludes $1,862 and $(1,785) in variable stock compensation for the three months ended September 30, 2003 and 2002, respectively, and $2,118 and $(1,607) for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(5)	Excludes $(1,737) in amortization of deferred stock compensation related to employee terminations for the three and nine months ended September 30, 2002.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(65,720)	$(88,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	3,833	595
Depreciation	4,470	4,424
Amortization of other assets	370	128
Amortization of deferred charges, patents and patent rights	7,902	8,543
Non-cash restructuring charges	—	1,630
Changes in operating assets and liabilities:
Accounts receivable	2,654	(2,334)
Inventories	3,536	(6,941)
Prepaid expenses and other current assets	357	3,598
Accounts payable and accrued liabilities	(3,800)	(5,364)
Accrued restructuring charges	(1,851)	8,913

Net cash used in operating activities	(48,249)	(75,088)

Cash flows from investing activities:
Purchase of available-for-sale investments	(83,775)	(147,632)
Proceeds from sale or maturity of available-for-sale investments	157,634	215,104
Purchase of property and equipment	(834)	(3,185)
Payments of patents and patent rights	(9,000)	(9,000)
Other assets	(59)	(198)

Net cash provided by investing activities	63,966	55,089

Cash flows from financing activities:
Proceeds from sales of common stock under ESPP and stock option plans	3,854	4,440
Repayment of debt and capital lease obligations	(584)	(2,413)

Net cash provided by financing activities	3,270	2,027

Change in cash and cash equivalents	18,987	(17,972)
Cash and cash equivalents at beginning of period	16,613	57,747

Cash and cash equivalents at end of period	$35,600	$39,775

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include inventory valuations, long-lived and intangible asset valuations, restructuring charges and revenue reserves. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, has a history of substantial losses, and expects to incur future losses. Demonstrating the effects of these losses on its cash balances, during the past twelve months the Company’s cash and cash equivalents and short-term investments balances have decreased $81.3 million, from $155.7 million at September 30, 2002 to $74.4 million at September 30, 2003. As the Company shifts its product mix to its next generation processor, the Efficeon TM8000, and as it continues to develop new or enhance existing products or services in line with its business model, the Company expects that, as a result of an increased level of operations, it will need to increase its working capital, and accordingly, the net cash used to fund operating activities will increase, exceeding its current cash and cash equivalents and short-term investments balances, and that it will need to raise additional funds during the next twelve months to fund its operations and satisfy its current debt obligations. If it is unable to raise additional funds, the Company is positioned to modify its current business model to leverage its intellectual property assets to permit the Company to continue operating on a modified business model for a period that extends at least twelve months beyond September 30, 2003.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended September 26, 2003 and September 27, 2002 each consisted of 13 weeks. The first nine months of fiscal 2003 and 2002 each consisted of 39 weeks.

2. Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends the disclosure requirements of FASB’s SFAS 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss, as reported	$(23,658)	$(21,765)	$(65,720)	$(88,280)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2,302	(1,651)	3,833	595
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(13,621)	(8,050)	(36,690)	(29,842)
Pro forma net loss	$(34,977)	$(31,466)	$(98,577)	$(117,527)
Basic and diluted net loss per share – as reported	$(0.17)	$(0.16)	$(0.47)	$(0.66)
Basic and diluted net loss per share – pro forma	$(0.25)	$(0.23)	$(0.71)	$(0.88)

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

	Options				ESPP

	Three Months		Nine Months Ended		Three Months		Nine Months
	Ended September 30,		September 30,		Ended September 30,		Ended September 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Expected volatility	0.92	0.83	0.86	1.31	1.03	1.10	1.03	1.17
Expected life in years	4.0	4.0	4.0	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	2.7%	2.8%	2.3%	4.2%	1.2%	2.1%	1.3%	2.5%
Expected dividend yield	0	0	0	0	0	0	0	0

3. Net Loss per Share

     Basic and diluted net loss per share is presented in conformity with FASB’s SFAS 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(in thousands, except for per share amounts)
Basic and diluted:
Net loss	$(23,658)	$(21,765)	$(65,720)	$(88,280)
Basic and diluted:
Weighted average shares outstanding	139,844	135,690	138,682	134,303
Less: Weighted average shares subject to repurchase	—	(129)	(8)	(224)

Weighted average shares used in computing basic and diluted net loss per share	139,844	135,561	138,674	134,079

Net loss per share — basic and diluted	$(0.17)	$(0.16)	$(0.47)	$(0.66)

     The Company has excluded all outstanding stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 35,532,096 and 28,758,358 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method. Outstanding shares subject to repurchase have also been excluded from the calculation of net loss per share.

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as changes to the accumulated other comprehensive loss on available-for-sale investments. Net comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss	$(23,658)	$(21,765)	$(65,720)	$(88,280)
Net change in other comprehensive loss - unrealized loss on investments	(36)	(19)	(145)	(494)

Net comprehensive loss	$(23,694)	$(21,784)	$(65,865)	$(88,774)

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Work in progress	$4,926	$8,545
Finished goods	2,475	2,392

	$7,401	$10,937

     During the three and nine months ended September 30, 2003, the Company made adjustments of $868,000 and $1.1 million, respectively, compared to $937,000 and $2.6 million for the same periods in the prior year, to decrease the value of its inventory in response to lower demand and lower average selling prices expected in future periods for some of its products. The adjustments resulted in writing down these materials to a lower of cost or market value of $4.7 million as of September 30, 2002. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. During the first nine months of fiscal 2003 the Company has seen a minimal effect on gross margins resulting from the sale of previously reserved inventory, whereas during the third quarter of fiscal 2002 the Company recognized $700,000 in gross margin related to the sale of inventory for which the value had been written down in previous periods.

6. Revenue Recognition

     The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/ or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically shipment.

     The Company recognizes license revenue from technology license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees. Additionally, license revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company. Licensing revenue was $323,000 and $850,000 for the three and nine month periods ended September 30, 2003, respectively. The corresponding periods in fiscal 2002 did not include any licensing revenues.

7. Product Warranty

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

8. Restructuring Charges

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

     Accrued restructuring charges consist of the following at September 30, 2003 (in thousands):

	Provision			Provision
	Balance at			Balance at
	December 31,	Drawdowns		September 30,

	2002	Cash	Non-Cash	2003

Building leasehold costs	$7,903	$1,830	$(82)	$6,155
Workforce reduction	102	—	102	—

	$8,005	$1,830	$20	$6,155

9. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions that were consolidated in and by the United States District Court for the Northern District of California as In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. The complaints purported to allege a class action on behalf of persons who purchased Transmeta common stock between November 7, 2000 and July 19, 2001, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the sole surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. In July 2002, plaintiffs moved for class certification and initiated discussion of a proposed settlement. The Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they entered into an agreement in October 2002 to settle all claims that might have been brought in this action for approximately $5.5 million, all of which monies have been fully funded by defendants’ director and officer liability insurance. In March 2003, after proper class notice and hearings, the Court approved the settlement and entered judgment for defendants, dismissing the action. In April 2003, a plaintiff’s law firm that was not selected by the Court to serve as class counsel filed a notice of appeal relating to certain Court orders addressing that firm’s applications to the Court for attorney’s fees. In August 2003, on appellant’s own motion, the Court of Appeals dismissed the appeal.

     Beginning in June 2001, the directors and certain officers of Transmeta were named as defendants in four purported shareholder derivative actions that were consolidated in and by the Superior Court for Santa Clara County in In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. The complaints were based upon the same matters alleged in the shareholder class action described above. In July 2002, the Court sustained the Company’s demurrer with leave to amend based on plaintiffs’ lack of standing, and deferred consideration of the individual defendants’ demurrer on the merits. The Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they entered into an agreement to settle all claims that might have been brought in this action. The settlement includes a payment of approximately $300,000 in fees to counsel for the derivative plaintiffs and shall be fully funded by defendants’ director and officer liability insurance. In October 2003, upon motion and after a hearing, the Court approved the settlement and entered an order dismissing the consolidated derivative action as to all defendants.

     Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. The Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

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

     From our inception in March 1995 through January 2000, we were engaged primarily in research and development. In 1999, we began focusing on achieving design wins with original equipment manufacturers, or OEMs, in addition to our ongoing development activities. In January 2000, we introduced our Crusoe family of microprocessors and began recognizing product revenue from sales of these microprocessors in the first half of 2000 and have continued to do so to date. Through June 30, 2000, product shipments consisted of development systems and prototypes. In October 2003, we introduced the Efficeon TM8000 family of microprocessors, which are our next generation x-86 compatible processors. We are seeing interest in Efficeon processors for designs beginning in 2004 in the mainstream consumer notebook segment. These microprocessors are targeted for use in notebook computers characterized by the need for fast responsiveness, long battery life, small form factors and rich multimedia experience. These microprocessors are also targeted for use in new classes of devices, such as tablet PCs, ultra-personal computers, high density servers and new embedded processor applications. Our initial releases of Efficeon will be manufactured by TSMC using its 130 nanometer manufacturing technology. We expect that a future version of Efficeon will be manufactured by Fujitsu Microelectronics using its 90 nanometer manufacturing technology. We expect to be dependent on sales of our current and successive generation microprocessors for the foreseeable future.

     We sell our products directly to OEMs and, to a lesser extent, through distributors, stocking representatives and manufacturers’ representatives. We have added manufacturers’ representatives and distributors in Europe and manufacturers’ representatives in North America. Etron Corporation Ltd. is our manufacturers’ representative for Korea. Uniquest, Siltrontech Electronics and Edom Technology are our primary distributors in Hong Kong and Taiwan, and All American Semiconductor is our exclusive distributor in North America. Inno Micro Corporation and Shinden Hightex Corporation have been added as distributors for Japan. Our distributors have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products. As needed, we will continue to add representation to our current sales and distribution network.

     The majority of our sales have been to a limited number of customers and sales are highly concentrated. Additionally, we derive a significant portion of our revenue from customers located in Asia. In the first nine months of fiscal 2003, sales to three customers, each of whom is located in Asia, accounted for 23%, 23% and 18%, respectively, of our net revenue. For the same period in the prior year, those customers accounted for less than 10%, less than 10%, and 30%, respectively. In addition, a customer that had accounted for less than 10% of our net revenue for the first nine months of fiscal 2003 accounted for 41% of our net revenue for the same period last year. The loss of a major customer or the delay of significant orders from these customers could reduce or delay our recognition of revenue. Five of our customers accounted for 91% of our accounts receivable balance as of September 30, 2003. Two of these customers accounted for 52% and 15%, respectively, of our accounts receivable balance as of December 31, 2002. Each of the other three customers represented less than 10% of our accounts receivable at December 31, 2002.

     All of our product sales to date have been denominated in U.S. dollars and we expect that most of our sales in the future will be denominated in U.S. dollars. We have not engaged in any foreign currency hedging activities, although we may do so in the future. Our product sales in the first nine months of fiscal years 2003 and 2002 were primarily made to the lightweight and other mobile personal computer (PC) markets. If our products fail to achieve widespread acceptance in these markets we may not achieve revenue sufficient to sustain our business.

     Cost of revenue consists primarily of the costs of manufacturing, assembly and test of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. On occasion, cost of revenue may additionally include a component for adjustments to the valuation of certain inventories based on lower demand and average selling prices expected in future periods. Gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

     We previously recorded deferred stock compensation representing the difference between the deemed fair value of our common stock at the date of grant for accounting purposes and the exercise price of these options. Deferred stock compensation is presented as a reduction of stockholders’ equity and is amortized on an accelerated method. As of September 30, 2003, approximately $1.0 million was recorded on our balance sheet, which will be amortized through 2004.

     Historically we have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $520.6 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development and selling, general and administrative expenses. As a result, if our revenue does not increase substantially, our operating results will be adversely affected, and we will not achieve profitability. During the fourth quarter of fiscal 2001 and into the first quarter of fiscal 2002 our revenue was negatively impacted by production difficulties. Additionally, beginning in the second quarter of fiscal 2001 and continuing through the first nine months of fiscal 2003 our net product revenues have been adversely affected by the slow worldwide and particularly, Japanese economies. If we experience additional production constraints or if economic conditions do not improve, or worsen, we would continue to experience adverse impacts on our revenue and operating results.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended September 30, 2003 and 2002 each consisted of 13 weeks and ended on September 26 and 27, respectively. The first nine months of fiscal 2003 and 2002 each consisted of 39 weeks.

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

Results of Operations

Net Revenue

     Net revenue of $2.7 million for the third quarter of fiscal 2003 represented a decrease of 58.3% from $6.4 million for the same period last year. This decrease can be primarily attributed to a decline in demand for our TM5800 processor from notebook manufacturers, as the processor has nearly reached the end of its cycle in the notebook computing segment. To a lesser extent, as this product has matured, the decrease in average selling prices also contributed to the decrease in revenue. For the third quarter of fiscal 2003, our unit shipments decreased 44.3% while our average selling prices have decreased 24.1% from the same period in the prior year, excluding the effects of a $905,000 one-time sale of previously reserved inventory in the third quarter of fiscal 2002. Net revenue of $13.8 million for the first nine months of fiscal 2003 represented a decrease of 24.1% from $18.1 million for the same period last year. This year to date decrease from the same period in the prior year can be attributed to a decrease in the average selling prices. For the nine months ended September 30, 2003, our unit shipments increased 22.1% as we increased sales into the tablet PC market, and as we expanded our international sales into Europe and China. During the same period, our average selling prices decreased 39.2% from the corresponding period in the prior year, excluding the effects of a one-time sale of previously reserved inventory in the third quarter of fiscal 2002. Pricing pressure on the TM5800 has increased and may continue to increase as the product has matured and as the processor transitions into geographies and market segments that traditionally demand lower average selling prices. We will continue to manufacture the TM5800 as we plan to sell the processor into market segments such as the embedded and ultra personal computer markets, from which we expect the processor to derive the majority of its future revenue. We expect to experience higher average selling prices as we shift our product mix to our next-generation processor, the Efficeon TM8000.

     We currently derive our product revenue primarily from microprocessors used in mobile computing devices and, to a lesser extent, the embedded processor applications. Net revenue recognized in the first nine months of fiscal 2003 also included license revenue, which was earned in connection with a technology license agreement executed during the first half of the year. This licensing revenue was $323,000 and $850,000 for the three and nine month periods ended September 30, 2003, respectively. The remaining $100,000 of license revenue from this agreement is expected to be recognized in the fourth quarter of fiscal 2003. The corresponding periods in fiscal 2002 did not include any license revenues.

Gross Margin

     Gross margin was negative 14.3% for the third quarter of fiscal 2003, compared to 38.0% in the same period last year. For the first nine months of fiscal 2003, gross margin was 9.0% compared to 31.3% in the same period last year. Excluding the effects of a one-time sale of previously reserved inventory in the third quarter of 2002, which contributed 10.3% to our gross margin during that period, the decline in gross margin is primarily due to lower average selling prices of our products. For the three and nine months ended September 30, 2003, average selling prices decreased 24.1% and 39.2% from the same periods in the prior year. The lower average selling prices resulted from pricing pressures on our TM5800 product as it has nearly reached the end of its cycle in the notebook computing segment this year. One factor offsetting the decline in gross margin was the lower average costs of products sold, which decreased 9.3% and 16.8%, respectively, for the three and nine months ended September 30, 2003 from the same periods in the prior year. Another factor offsetting the general decrease in gross margin was the 100% margin recognized on licensing revenues of $323,000 and $850,000, respectively, for the three and nine months ended September 30, 2003. Additionally, we recorded a benefit of $571,000 and $1.2 million, respectively, for the three and nine month periods in fiscal 2002 related to the reversal of previously accrued inventory-related purchase commitments due to favorable settlements of such purchase commitments.

     During the first nine months of both fiscal 2003 and 2002, our gross margin was adversely affected by adjustments to our inventory valuation in response to lower demand and lower average selling prices expected in future periods for some of our products. For the three and nine months ended September 30, 2003, these adjustments totaled $868,000 and $1.1 million, respectively, compared to $937,000 and $2.6 million for the same periods in the prior year. The adjustments resulted in writing down these materials to a lower of cost or market value of $4.7 million. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. Gross margin was also adversely affected during the first nine months of fiscal 2002 and 2003 by unabsorbed overhead costs as our production related infrastructure exceeded our needs. For the three and nine months ended September 30, 2003, these costs were $465,000 and $1.6 million, respectively, compared to $419,000 and $1.3 million for the same periods in the prior year. As we shift our product mix to the new Efficeon TM8000 processor, we expect overall gross margins to benefit from increased utilization of our manufacturing overhead.

Research and Development

     Research and development (R&D) costs for the third quarter of fiscal 2003 decreased 9.2% to $12.5 million from $13.7 million for the same period last year. The decrease in the quarter to quarter comparison is primarily due to decreased headcount and expenditures resulting from our workforce reduction in the third quarter of fiscal 2002. R&D costs for the first nine months of fiscal 2003 decreased 27.2% to $37.1 million from $51.0 million for the same period last year. The majority of the decrease for the nine month period can be attributed to our workforce reduction in the third quarter of fiscal 2002, which resulted in lower compensation and benefit costs, consultant fees, recruiting costs and certain equipment related expenses. We also recognized in the second quarter of 2002 a charge of $1.6 million for engineering related silicon and mask sets for products for which the Company ceased development. The majority of R&D spending in the first nine months of fiscal 2003 was for our next-generation microprocessor, the Efficeon TM8000. We additionally devoted research and development resources towards our recently announced LongRun2 power management technology. The remaining portion was for sustaining engineering efforts on our TM5800 microprocessor.

Selling, General and Administrative

     Selling, general and administrative (SG&A) costs for the third quarter of fiscal 2003 decreased 4.4% to $6.0 million from $6.3 million for the same period last year. The decrease in the quarter to quarter comparison is primarily due to decreased headcount and expenditures resulting from our workforce reduction in the third quarter of fiscal 2002. SG&A costs for the first nine months of fiscal 2003 decreased 17.3% to $19.0 million from $22.9 million for the same period last year. The majority of this decrease is due to lower compensation and benefit costs, consultant fees and recruiting costs related to our reduction in workforce in the third quarter of fiscal 2002. As a result of our 2002 restructuring charge, we also recorded lower facilities-related charges, including rent and building maintenance costs. During the first nine months of fiscal 2003, we had lower travel and conference related costs as we implemented a restricted travel policy within that period in response to the outbreak of SARS in the Asia-Pacific region. As the restricted travel policy has now been lifted, we expect travel costs to return to historic levels. These decreases were partly offset by increases in other areas, including higher corporate insurance costs and expenditures for patent protection of our inventions.

Restructuring Charges

     In the first nine months of fiscal 2002, we recorded restructuring charges of $14.7 million as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charges consisted primarily of lease costs, equipment write-offs and other costs as we identified a number of leased facilities and leased equipment that were no longer required. Other than future lease payments for our vacated facilities, the majority of our restructuring activities were completed in 2002. We evaluated the restructuring reserve balance as of September 30, 2003 and determined no adjustments were needed.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization charges for the first nine months of fiscal 2003 and 2002 primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Additionally, we accreted interest payable in relation to amounts due for certain technology license agreements. The amortization and accretion charges for these license agreements, patents and patent rights in the third quarter of fiscal 2003 were $2.6 million, compared to $2.8 million in the same period last year. For the first nine months of fiscal 2003, the amortization and accretion charges were $7.9 million, compared to $8.5 million in the same period last year.

Stock Compensation

     Total stock compensation charges during the third quarter of fiscal 2003 were $2.3 million, compared to a $1.7 million credit in the same period last year. For the first nine months of fiscal 2003, stock compensation charges were $3.8 million, compared to $0.6 million in the same period last year. There were two components to stock compensation expense during these periods.

     The first component is the amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellations, which amounted to $305,000 during the third quarter of fiscal 2003, compared to $422,000 in the same period last year. Net amortization for the first nine months of fiscal 2003 was $1.5 million, compared to $2.6 million in the same period last year. On a year-to-date basis, the decrease is primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations in connection with our reduction in workforce in the third quarter of fiscal 2002.

     The second component is the application of variable accounting for certain stock option grants, the effect of which is included in deferred stock compensation. During the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all other outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record adjustments related to variable stock option accounting on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the third quarter of fiscal 2003 amounted to $2.0 million, compared to a credit of $2.1 million for the same period last year. For the first nine months of fiscal 2003 variable stock compensation was $2.3 million, compared to a credit of $2.0 million for the same period last year.

Interest and Other Income and Interest Expense

     Interest and other income in the third quarter of fiscal 2003 was $203,000, compared to $1.1 million in the same period last year. Interest and other income for the first nine months of fiscal 2003 was $1.2 million, compared to $4.4 million in the same period last year. The decreases are due to lower average invested cash balances during fiscal 2003 as we continue to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. As we continue to use cash to fund operations, our investment balances will decrease and as a result our interest income is expected to decrease over time. Interest expense in the third quarter of fiscal 2003 was $116,000, compared to $88,000 in the same period last year. Interest expense for the first nine months of fiscal 2003 was $363,000, compared to $557,000 for the same period last year. This decrease is primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2002.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from product and license revenue and lease financing. At September 30, 2003 we had $74.4 million in cash, cash equivalents and short-term investments compared to $129.5 million at December 31, 2002.

     Net cash used in operating activities was $48.2 million for the first nine months of fiscal 2003. This was primarily the result of the net loss of $65.7 million, as well a decrease in accounts payable and accrued liabilities during the period. This was partially offset by decreases in accounts receivable and inventory.

     Net cash provided by investing activities was $64.0 million for the first nine months of fiscal 2003, and consisted primarily of $73.9 million net proceeds from the maturity of available-for-sale investments. These proceeds were partially offset by a $9.0 million partial settlement of long-term payable obligations for purchased patents and patent rights, as well as $834,000 in purchases of capital equipment.

     Net cash provided by financing activities was $3.3 million for the first nine months of fiscal 2003, and consisted primarily of $3.9 million net proceeds from option exercises and employee stock purchase plan purchases. These proceeds were partially offset by payments of $584,000 for debt and capital lease obligations.

     At September 30, 2003, we had $35.6 million in cash and cash equivalents and $38.8 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 48 months. At September 30, 2003, we had the following contractual obligations:

		Payments Due by Period

	Total	Less Than 1 Year	1-4 Years	After 4 Years

	(in thousands)
Contractual Obligations
Capital Lease Obligations	$933	$469	$464	—
Operating Leases	$21,467	$4,362	$13,527	$3,578
Unconditional Purchase Obligations	$4,949	$4,949	—	—
Other Long Term Obligations	$30,500	$14,500	$16,000	—

Total	$57,849	$24,280	$29,991	$3,578

     During the past twelve months, our cash and cash equivalents and short-term investments balances have decreased $81.3 million, from $155.7 million at September 30, 2002 to $74.4 million at September 30, 2003. This decrease includes payments of $15.0 million that were made in satisfaction of long term debt obligations. As we shift our product mix to our next generation processor, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, we will need to increase our working capital, and accordingly, the net cash which we will use in our operating activities will increase, exceeding our current cash and cash equivalents and short-term investments balances, and that we will need to raise additional funds during the next twelve months to fund our operations and satisfy our current debt obligations. If we are unable to raise additional funds, the Company is positioned to modify its current business model to leverage its intellectual property assets to permit the Company to continue operating on a modified business model for a period that extends at least twelve months beyond September 30, 2003.

     Our capital requirements will depend on many factors, including but not limited to general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. Although we are currently not a party to any agreement or letter of intent for a potential acquisition or business combination, we may enter into acquisitions or business combinations in the future, which also could require us to seek additional equity or debt financing. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited. On July 17, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission. The shelf registration statement became effective on July 29, 2003. The shelf registration statement provides for the possible future offer and sale by us of up to $100,000,000 in common stock, preferred stock, secured or unsecured debt securities and warrants, from time to time.

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

We Have a History of Losses, Expect to Incur Further Significant Losses and May Never Achieve or Maintain Profitability.

     We have a history of substantial losses and expect to incur further significant losses. We incurred net losses of $65.7 million in the first nine months of fiscal 2003, $110.0 million in fiscal 2002, $171.3 million in fiscal 2001 and $97.7 million in fiscal 2000. As of September 30, 2003, we had an accumulated deficit of $520.6 million. Although we have recently taken steps to reduce operating expenses, we cannot assure you that our operating expenses will not increase in future periods. We also expect to incur substantial non-cash charges relating to the amortization of deferred charges, patents and patent rights and deferred stock and variable stock compensation, which will serve to increase our net losses further. Our revenue must increase if we are to achieve profitability under our current business model. We cannot assure you that our revenue will increase, so we may never achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Our Business Is Difficult to Forecast.

     We introduced our first Crusoe microprocessors in January 2000 and recognized our first product revenue from these products in the first half of 2000. Through June 30, 2000, we had manufactured only limited quantities of our products. In September 2000, we began volume shipments. In addition, we do not expect that our new product, the Efficeon TM8000 microprocessor, will be available for shipment in volume production until the first half of 2004. Thus, we have only a very limited operating history with our products. This limited history makes it difficult to forecast our business. Until 2000, we derived substantially all of our revenue from license fees. Although we expect licensing opportunities to be an increasing source of revenue for us in the future, we need to generate substantial future revenue from product sales under our current business model. Our ability to manufacture our products in production quantities and the revenue and income potential of our products and business are unproven. You should consider our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with new businesses in highly competitive technology fields, many of which may be beyond our control. If we fail to address these risks, uncertainties, expenses, delays and difficulties, the value of an investment in our common stock would decline further.

Our Future Operating Results will Depend Significantly on Sales of our New Efficeon TM8000 Products.

     Our future revenue and gross margins will be influenced in large part by the level of sales of our new Efficeon TM8000 products. Therefore, our future operating results will depend on the demand for these products from future customers. If we experience delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to generate market interest in our new microprocessor. If these products are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance these products in a timely manner, significant demand for our new products may fail to materialize.

We Also Depend Upon Increasing Demand for Our Crusoe Microprocessors.

     We have historically derived the majority of our revenue from the sale of our Crusoe microprocessors, which we only began to ship in volume in September 2000. Therefore, our future operating results might continue to depend on the demand for our Crusoe products by existing and future customers. If our Crusoe microprocessors are not widely accepted by the market due to performance, price, compatibility or any other reason, or if, following acceptance, we fail to enhance our products in a timely manner, demand for our products may fail to increase, or may diminish. If demand for our Crusoe products does not increase, our revenue will not increase and the value of an investment in our common stock would likely decline further.

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

     We intend to use Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. We have not worked with Fujitsu in the past, and therefore, could experience difficulties in bringing these products to volume production. If we experience delays in product deliveries, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to increase our revenue. Further, problems associated with manufacturing processes divert engineering personnel from product development and other tasks.

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

The Growth of Our Business Depends in Part upon the Development of Emerging Markets and Our Ability to Meet the Needs of These Markets.

     The growth of our business depends in part on acceptance and use of our products in new classes of devices such as tablet PCs, ultra-personal computers, high density servers and new embedded processor applications. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. These new markets often rely on newly developed technologies, which will require extensive development and marketing before widespread acceptance is achieved, so the new markets may grow slowly, if at all. If the new markets do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our growth would be impeded and we will not be able to factor the related revenues into our growth in the future. In addition, manufacturers within emerging markets may have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

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

     Our results could fluctuate because of the amount of revenue we recognize or the amount of cash we spend in a particular period. For example, our results could fluctuate due to the following factors:

•	the gain or loss of significant customers, or significant changes in their purchasing volume;

•	the amount and timing of our operating expenses and capital expenditures;

•	the availability of new products for volume shipment and customer demand for those products;

•	pricing concessions that we might grant on volume sales;

•	the effectiveness of our product cost reduction efforts and those of our suppliers;

•	changes in the average selling prices of our microprocessors or the products that incorporate them;

•	charges to earnings for workforce reductions;

•	our ability to specify, develop, complete, introduce and market new products and technologies, and bring them to volume production in a timely manner; and

•	changes in the mix of products that we sell as well as the amount of license revenues for a period.

     Our reliance on third parties for wafer fabrication, assembly, test and warehouse services also could contribute to fluctuations in our quarterly results, based upon factors such as the following:

•	fluctuations in manufacturing yields;

•	cancellations, changes or delays of deliveries to us by our manufacturer;

•	the cost and availability of manufacturing, assembly and test capacity;

•	delays in deliveries to customers of our products; and

•	problems or delays resulting from shifting our products to smaller geometry process technologies or to a new manufacturer, or from designing our products to achieve higher levels of design integration.

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

We Might Not Experience Growth in Our Licensing Revenues.

     Although licensing revenues constituted approximately 12% of our total revenues for the three months ended September 30, 2003, these revenues have not accounted for more than 10% of our total revenues in recent periods subsequent to September 2000. License transactions often have a long sales cycle and can result in additional liability, such as indemnification obligations. In addition, the amount of revenue we recognize under our license transactions can depend significantly upon product sales by the licensees, over which we will have no control. While we anticipate that we will continue to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

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

     Sales to three customers in the aggregate accounted for 64% of net product revenue in the first nine months of fiscal 2003. These customers are located in Asia, which subjects us to economic cycles in that area as well as the geographic areas in which they sell their products containing our microprocessors. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

Our Dependence on TSMC and, in the future, Fujitsu Microelectronics to Fabricate Wafers Limits Our Control Over the Production, Supply and Delivery of Our Products.

     The cost, quality and availability of third-party manufacturing operations are essential elements to the successful production of our products. We currently rely exclusively on TSMC to fabricate our wafers for all of our current products. We currently intend to rely on Fujitsu Microelectronics to manufacture our initial 90 nanometer TM8000 products. We do not have a manufacturing agreement with TSMC that guarantees any particular production capacity or any particular price from TSMC. We may not have guaranteed production capacity with Fujitsu Microelectronics, although we have yet to enter into a definitive manufacturing agreement with them. We place orders on a purchase order basis and TSMC may allocate capacity to other companies’ products while reducing deliveries to us on short notice and we expect that this will also be the case with respect to Fujitsu. The absence of dedicated capacity means that, with little or no notice, our manufacturers could refuse to continue to fabricate all or some of the wafers that we require or change the terms under which they fabricate wafers. If our manufacturers were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money, and would be subject to all risks incident to relying on third parties for wafer fabrication. As a result, we could lose potential sales and fail to meet existing obligations to our customers. In addition, if our manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase.

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

     The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, TSMC or Fujitsu might not be able to fabricate wafers as quickly as we need them. Also, ASE, which provides the majority of our assembly and test services, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly at our product manufacturer and ASE or find, qualify and begin production and assembly at additional manufacturers, which may not be possible within a time frame acceptable to our customers. The inability of our product manufacturer and ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

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

     Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate our wafers, and ASE, upon which we currently rely for the majority of our assembly and test services, are located in Taiwan. Fujitsu, which we expect will fabricate a significant amount of our wafers in the future, is located in Japan. Taiwan and Japan have experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in these areas could materially disrupt our manufacturer’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

An Outbreak of SARS in the Asia-Pacific Region and Its Continued Spread Could Harm Our Business.

     Another outbreak of severe acute respiratory syndrome, or SARS, may have a negative impact on our business. We have employees located in Taiwan, and we have our products manufactured and assembled in Taiwan. Our business may be impacted by a variety of SARS-related factors, including but not limited to disruptions in the operations of our offices, our partners, our customers, and their partners; reduced sales in certain end-markets; and increased costs to conduct our business abroad. Although the magnitude of probable SARS cases has been controlled, our business could be harmed if the number of cases of SARS increases or spreads to other areas, including the United States.

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

     We believe that we will need to continue to enhance our products and develop new products to keep pace with competitive and technological developments and to achieve market acceptance for our products. We may incur significant research and development manufacturing or other costs that would harm our operating margins and financial conditions in our development efforts. These efforts may not result in enhanced products, or in additional product sales. Accordingly, these investments may not provide us with an acceptable return, or any return at all.

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

     Our pending patent and trademark applications may not be approved. Our patents, including any patents which may result from our patent applications may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. We may initiate claims or litigation against third parties based on our proprietary rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

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

     We have a history of substantial losses, and expects to incur future losses. Demonstrating the effects of these losses on our cash balances, during the past twelve months our cash and cash equivalents and short-term investments balances have decreased $81.3 million, from $155.7 million at September 30, 2002 to $74.4 million at September 30, 2003. As we shift our product mix to our next generation processor, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, we will need to increase our working capital, and accordingly, the net cash used to fund operating activities will increase, exceeding our current cash and cash equivalents and short-term investments balances, and that we will need to raise additional funds during the next twelve months to fund our operations and satisfy our current debt obligations. We also might need to raise additional funds to respond to other business contingencies, which could include the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

     On July 17, 2003, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, which provides for the possible future offer and sale by us of up to $100,000,000 in common stock, preferred stock, secured or unsecured debt securities and warrants, from time to time. The shelf registration statement became effective on July 29, 2003. However, if we were to raise additional funds through the issuance of equity or convertible debt securities using this registration statement or otherwise, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. For example, in order to raise equity financing, we may decide to sell our stock at a discount of our then current trading price, which may have an adverse effect on our future trading price. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at September 30, 2003.

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

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose

     During the third quarter of fiscal 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in June 2001, Transmeta, its directors, and certain of its officers were named as defendants in several putative shareholder class actions that were consolidated in and by the United States District Court for the Northern District of California as In re Transmeta Corporation Securities Litigation, Case No. C 01-02450 WHA. The complaints purported to allege a class action on behalf of persons who purchased Transmeta common stock between November 7, 2000 and July 19, 2001, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933, as amended. In March 2002, the Court granted in part and denied in part defendants’ motions to dismiss the consolidated amended complaint. In May 2002, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, and denied plaintiffs’ motion for leave to file a third amended complaint. In June 2002, defendants answered the second amended complaint as to the sole surviving claim. In July 2002, defendants filed a motion for summary judgment relating to that claim. In July 2002, plaintiffs moved for class certification and initiated discussion of a proposed settlement. The Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they entered into an agreement in October 2002 to settle all claims that might have been brought in this action for approximately $5.5 million, all of which monies have been fully funded by defendants’ director and officer liability insurance. In March 2003, after proper class notice and hearings, the Court approved the settlement and entered judgment for defendants, dismissing the action. In April 2003, a plaintiff’s law firm that was not selected by the Court to serve as class counsel filed a notice of appeal relating to certain Court orders addressing that firm’s applications to the Court for attorney’s fees. In August 2003, on appellant’s own motion, the Court of Appeals dismissed the appeal.

     Beginning in June 2001, the directors and certain officers of Transmeta were named as defendants in four purported shareholder derivative actions that were consolidated in and by the Superior Court for Santa Clara County in In re Transmeta Corporation Derivative Litigation, Master File No. CV 799491. The complaints were based upon the same matters alleged in the shareholder class action described above. In July 2002, the Court sustained the Company’s demurrer with leave to amend based on plaintiffs’ lack of standing, and deferred consideration of the individual defendants’ demurrer on the merits. The Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they entered into an agreement to settle all claims that might have been brought in this action. The settlement includes a payment of approximately $300,000 in fees to counsel for the derivative plaintiffs and shall be fully funded by defendants’ director and officer liability insurance. In October 2003, upon motion and after a hearing, the Court approved the settlement and entered an order dismissing the consolidated derivative action as to all defendants.

     Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. The Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

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

     As of September 30, 2003, we paid $14.5 million of the net proceeds to IBM under the terms of our amended license agreement, $1.1 million to Quickturn Design Systems to repay indebtedness incurred in conjunction with equipment purchases in 1998, approximately $14.0 million in property and equipment purchases and $29.5 million for the purchase of intellectual property and related assets from Seiko Epson and other intellectual property owners. We have also paid approximately $230.3 million to fund ordinary operating expenses.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

10.23	Retention and Severance Plan adopted on July 15, 2003.

31.1	Certification by Matthew R. Perry pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Svend-Olav Carlsen pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

     On July 17, 2003, we filed a current report on Form 8-K respecting a press release we issued announcing earnings for the quarter ended June 27, 2003. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of that Form 8-K and irrespective of any general incorporation language in any filings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: November 7, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.23	Retention and Severance Plan adopted on July 15, 2003.

31.1	Certification by Matthew R. Perry pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Svend-Olav Carlsen pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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