Form 10-K
period 2003-12-31
TRANSMETA CORP
filed 2004-03-09
CIK 1001193

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
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

     As of June 27, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $1.42 for the common stock as quoted by the Nasdaq National Market on that date) was approximately $161,938,596.

     As of February 27, 2004, there were 173,505,306 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 are incorporated by reference into Parts II and III of this report on Form 10-K.

TRANSMETA CORPORATION

FISCAL YEAR 2003 FORM 10-K

      We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta®, the Transmeta logo, Crusoe®, the Crusoe logo, Code Morphing®, LongRun®, LongRunTM and EfficeonTM are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

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

PART I

Item 1.     Business

      Transmeta designs, develops and sells highly efficient x86-compatible software-based microprocessors. We believe that our microprocessors deliver a compelling balance of low power consumption, high performance, low cost and small size. These advantages are valuable to a broad range of computing platforms, especially battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include notebook computers, ultra-personal computers, or UPCs, tablet PCs, thin clients, blade servers and embedded computers. Some of these platforms provide types of computer configurations that may reduce the total cost of ownership by reducing maintenance and support costs or the total number of computing platforms that must be supported in an enterprise. We currently sell our products to a number of the computing industry’s leaders, such as Fujitsu, Hewlett-Packard, NEC and Sharp.

      Unlike traditional microprocessors that are built entirely with silicon hardware, our microprocessor products utilize our innovative combination of software and hardware technology. A portion of the functionality of our microprocessors is implemented with software that allows the remaining functionality to be implemented with only a fraction of the number of logic transistors required in a conventional microprocessor. Because of this reduction in the number of logic transistors, our microprocessors consume less power and generate less heat.

      In October 2003, we introduced our second family of microprocessors, the Efficeon TM8000 series. To date we have shipped limited quantities of the initial 130 nanometer Efficeon product. We have been shipping our first family of microprocessors, the Crusoe series, since 2000. We believe that the increased capabilities of the Efficeon family will enable us to address a substantially larger target market, particularly mainstream notebook computers. We believe our new Efficeon family delivers performance comparable to that of conventional x86-compatible mobile microprocessors, while providing the advantages of lower power consumption, lower cost and smaller size while maintaining compatibility with standard PC software.

      The Efficeon family is currently being manufactured at Taiwan Semiconductor Manufacturing Company, or TSMC, one of the leading semiconductor foundries in the world, using TSMC’s established 130 nanometer semiconductor manufacturing process that continues to be used for our Crusoe product family. We intend to use Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. We delivered to Fujitsu Microelectronics the design and specifications, or tape-out, of our Efficeon TM8000 microprocessor for implementation in its 90 nanometer foundry in November 2003. We have received our first prototype units, or first silicon, from this tape-out in January 2004, and we plan to begin volume shipments from this process in the second half of 2004.

The Broadening Market for Energy Efficient x86-Compatible Microprocessors

      The personal computer market is dominated by x86-compatible microprocessors, which have become the most common type of microprocessor in desktop PCs, notebook computers, servers, enterprise computing, and many other computing platforms. Manufacturers are increasingly adopting x86-compatible microprocessors in order to access the rich and broad range of software available for PC-compatible computing devices. As the x86 architecture migrates into these additional market segments, the requirements to reduce cost, size and power consumption for a given level of performance are becoming more acute.

      Originally, x86-compatible microprocessors were designed for desktop computers. However, trends towards mobile computing, coupled with increased affordability, have resulted in dynamic growth of the notebook computer market. In addition to traditional notebook computers, new categories of mobile PCs are emerging, including tablet PCs, UPCs and thin and light notebooks. These product categories demand long battery life, small form factors, quiet fanless designs, and lower cost.

      The trend towards distributed computing and related cost of ownership issues for traditional personal computers in enterprise environments has resulted in the creation of several new types of PC platforms. Thin client computers coupled with centralized blade servers can deliver full PC functionality to large numbers of desks, while centralizing all of the computers and facilitating administration and maintenance. Blade servers consolidate distributed computing resources into easy-to-manage rack mounted environments. UPCs consolidate multiple form factors into a single device that is more easily managed. Here again, these categories demand compact form factors, low heat generation and low cost.

      Embedded processor applications also comprise an emerging market for x86-compatible microprocessors. Embedded processors are general purpose devices that perform dedicated applications with limited or no user interface and end-user programmability, and have often been addressed by non-x86-compatible microprocessor architectures. As the cost of software increases, it becomes more cost effective to migrate to processors compatible with the large available base of x86-compatible software. Markets for embedded processors include industrial automation, scientific instrumentation, retail kiosks, point-of-sale terminals, process control and other applications. These categories demand compelling performance at low cost and in small form factors with low heat generation.

Power Consumption and Heat Generation Problems Are Intensifying

      Advances in semiconductor technology have doubled the number of transistors that can be placed on the same size chip approximately every eighteen months, which is commonly known as Moore’s Law. Each transistor consumes power and generates heat. As a result, microprocessor power consumption and heat generation have increased significantly as the number of transistors has increased.

      In order to manage the problem of increased heat across successive generations of microprocessors, computer manufacturers have increasingly needed higher capacity cooling techniques, such as larger heat sinks, higher capacity fans, or even liquid cooling. Such cooling requirements and power loads cannot be effectively accommodated in most small mobile computing devices. Furthermore, these issues are becoming increasingly important in stationary computers, especially where silent operation and small or enclosed form factors are desired.

      A looming new issue related to power consumption and heat generation, known as transistor “leakage,” has recently emerged in the microprocessor industry and in the broader semiconductor industry as well. As transistors decrease in size, they become increasingly unable to completely turn off the flow of current. When transistors leak current, they consume additional power and generate more heat. As the industry transitions to the 90 nanometer and 65 nanometer technology nodes over the next several years, integrated circuits are expected to consume a substantial fraction of their total power consumption through leakage. Leakage power could dominate total chip power consumption and prevent low power standby operation if not controlled. Most major semiconductor companies are seeking to solve the leakage problem. If the leakage problem is not solved, it could threaten the ability of the semiconductor industry to continue to scale to smaller geometries in accordance with Moore’s Law.

Our Software-Based Microprocessor Technology

      Our microprocessors are unique because, unlike traditional microprocessors that are built entirely with silicon hardware, they are composed of both software and hardware components. When combined, these two components form a microprocessor solution that is compatible with software programs designed for x86-compatible computers, operates using less power than most other x86 microprocessors and runs standard PC software and Internet applications. Implementing a portion of the functionality in software greatly reduces the number of logic transistors, saving power and cost.

•	Code Morphing Software. The software component of our microprocessors is called Code Morphing Software, because it dynamically translates, or morphs, x86 instructions into instructions for our Very Long Instruction Word, or VLIW, processors. Code Morphing Software dynamically translates from the ones and zeros of the x86 software instructions into a functionally equivalent but simpler set of ones and zeros for our hardware chip to decode and execute. The technology involved in Code Morphing Software is similar to that used in advanced compilers, but with the input being binary programs rather than high-level language source code. Code Morphing Software translates small groups of instructions incrementally, on an as-needed basis. Once a group of instructions is translated, those translated instructions are cached for successive executions to reduce the need for further translation. Since instructions in an application often execute millions of times or more, performance costs associated with translation are quickly amortized. Code Morphing Software constantly monitors the programs a user is running in order to re-optimize the operation of those programs so as to maximize the energy efficiency and performance of our microprocessors.

•	Very Long Instruction Word (VLIW) Processor Hardware. The hardware component of our microprocessors is a VLIW processor chip. Our VLIW chip is responsible for basic arithmetic computation, input/output functions and the control and caching functions. Our Efficeon product can execute up to eight internal instructions per clock cycle using a 256-bit VLIW instruction. Our Crusoe product can execute up to four internal instructions per clock cycle using a 128-bit VLIW instruction. Each of these wide VLIW instructions can control multiple functional units in parallel for high performance under software control. For example, a single 256-bit VLIW instruction might simultaneously control multiple integer additions, floating point operations, memory loads and branches.

Our Dynamic Power Management Technology

      In addition to power reduction as a result of reducing the number of logic transistors, we also achieve additional power efficiency benefits with our proprietary LongRun power management technology. Our proprietary LongRun technology is enabled by the monitoring and optimization capabilities of our Code Morphing Software. LongRun monitors the levels of user activity to determine how much performance is actually needed at any particular instant. Our chip has special purpose hardware that allows LongRun to adjust rapidly the clock speed and voltage of the chip to match closely the needed level of performance. Reducing clock speed and voltage can substantially reduce the power consumed by our microprocessors, which in turn leads to longer battery life.

      Our first generation LongRun power management technology was introduced in January 2000, and was the first technology in the industry to dynamically adjust clock speed and voltage hundreds of times per second, to reduce power consumption. In October 2003, we announced our LongRun2 technology, which provides for software controlled leakage management. Our LongRun2 technology is designed to control transistor leakage through software by dynamically adjusting transistor threshold voltages. Software control is important in order to adjust leakage due to changes in runtime conditions, such as voltage and temperature, that are not predetermined when the chip is manufactured. For example, in standby mode, which accounts for a large portion of a microprocessor’s usage, LongRun2 is designed to raise the threshold voltage and reduce the supply voltage so that leakage is significantly reduced. Conversely, when a transistor is processing at peak rates, LongRun2 will be able to dynamically lower its threshold voltage and increase supply voltage so that it can perform high speed processing, while taking into account changes in temperature and voltage.

Our Strategy

      Our objective is to penetrate a broad range of computing markets by delivering energy-efficient x86-compatible microprocessors at a variety of compelling cost and performance points. Key elements of our strategy include:

      Further develop and exploit the fundamental advantages of our software-based microprocessor technology. We believe that our software-based microprocessor architecture has fundamental advantages over traditional microprocessors and that those comparative advantages are likely to increase in the future as computing technologies evolve. We plan to continue to extend our expertise in software-based microprocessor technology in order to develop and bring to market microprocessor products with a superior balance of performance, power consumption, size and cost. We have developed and intend to continue to develop successive generations of hardware architectures and Code Morphing Software optimizations to further enhance power management and performance, while maintaining x86 software compatibility. We also intend to continue to exploit the unique characteristics of our software to migrate additional functions from hardware into software, and to develop and implement attractive features, such as robust security and enhanced power management. We plan to further extend the ability of our Code Morphing Software to “learn” about the characteristics of an application program while it is running in order to further optimize performance.

      Become the leading vendor of microprocessors in market segments where our balance of product features gives us a comparative advantage. We target mobile computing market segments where energy efficiency, low heat and x86 software compatibility are paramount. These segments include thin and light weight notebook computers, tablet PCs and UPCs. We believe our Efficeon family of microprocessors delivers the performance needed to penetrate broader segments of the notebook market than our previous family of Crusoe microprocessors. In addition, we target stationary market segments where cool and quiet operation, small form factors and low costs are needed. These include thin client desktop computers, high density blade servers and embedded systems. Potential markets include next generation set top boxes, digital television, Internet platforms and other emerging categories of digital consumer products. To facilitate widespread adoption of our products, we work with strategic OEMs and original design manufacturers, or ODMs, to optimize system-level solutions and to develop reference designs for their requirements.

      Maintain compatibility with leading edge industry standards. We intend to maintain compatibility with x86 software in order to address our target markets. Our microprocessors interoperate with leading edge chips from prominent vendors of graphics processors and chipsets. Our microprocessors incorporate leading edge bus interfaces and high-speed memory controllers. We enter into alliances with other vendors in order to provide compact, cost-effective system-level solutions, such as complete motherboard reference designs. We seek to provide our customers with flexible choices of best-of-breed cost-effective chipsets for their particular application.

      Maintain a leadership position in low-power semiconductor technologies. We are developing additional advanced low-power solutions applicable not only to microprocessors, but also to integrated circuits generally. We believe that our approach to power management in microprocessors through a combination of innovative hardware and software technology may have more general application to integrated circuits. An example is our LongRun2 technology, which combines both hardware and software technology to dynamically control the leakage power of each transistor. Our approach has led to what we believe is a breakthrough in solving the vexing and growing problem of leakage in advanced small geometry chips.

      Commercially exploit our power management technologies, such as LongRun and LongRun2 technologies, through licensing to the semiconductor industry. We are exploring opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry. We expect that our licensing strategy will focus on promoting and enabling the use of our power management technologies by leading semiconductor manufacturers and suppliers without compromising our competitive position in the microprocessor market. For example, we believe our proprietary LongRun2 leakage control technology could be valuable to the semiconductor industry and generate significant future licensing revenues for us without impairing our microprocessor product business.

Products

      In October 2003, we introduced the Efficeon TM8000 family of microprocessors. Our other current products include the TM5000 family of Crusoe microprocessors. Our products are designed to provide our customers with a balance of the following key benefits:

•	low power consumption;

•	low heat generation;

•	high performance;

•	leading edge system interfaces;

•	small size; and

•	lower cost.

      Our microprocessors employ a number of advanced memory features and have relatively large level 1 instruction and data caches. Our level 2 caches improve performance by reducing the average time to access data from memory, and also help reduce power by decreasing the number of power-consuming memory accesses to dynamic random access memory, or DRAM.

Efficeon

      In October 2003, we introduced our second family of microprocessors, the Efficeon TM8000 series. The Efficeon family is currently being manufactured at TSMC, one of the leading semiconductor foundries in the world, using TSMC’s established 130 nanometer semiconductor manufacturing process that continues to be used for our Crusoe product family. To date we have shipped limited quantities of the initial 130 nanometer Efficeon product. We delivered to Fujitsu Microelectronics the tape-out of the 90 nanometer version of the Efficeon chip for manufacture in its 90 nanometer foundry in November 2003. We received first silicon from this tape-out in January 2004, and we plan to begin volume shipments from this process in the second half of 2004.

      The Efficeon family of microprocessors is designed to run at maximum speeds ranging from 1.0 GHz to up to 2.0 GHz. In addition to our Code Morphing Software and LongRun technologies, these microprocessors include three new high performance bus interfaces. They have an on-chip HyperTransport bus interface, for increased input/output efficiency. The new processors also include an on-chip Double Data Rate SDRAM memory interface. These microprocessors also have an on-chip AGP graphics interface for industry standard, high performance graphics solutions. All three of these new interfaces allow Efficeon microprocessors to achieve more work per clock, which results in greater energy efficiency and longer battery life for mobile computer users. We designed our Efficeon microprocessors to later incorporate, without significant modification, our LongRun2 technology, which is designed to significantly reduce leakage current. Our goal is to deliver volume shipments of Efficeon microprocessors incorporating LongRun2 technology in the second half of 2004.

Crusoe

      The TM5800 Crusoe processors are manufactured in a 130 nanometer CMOS technology at TSMC. The TM5800 has a 512 KByte level 2 cache. It also has a 64 KByte level 1 data cache and 64 KByte level 1 instruction cache as well as an integrated “northbridge,” which consists of a PCI bus controller, a SDR

DRAM controller, and a DDR DRAM controller. This product currently features maximum operating frequencies of up to 1.0 GHz. We introduced the TM5800 in 2001.

Customers

      We currently sell our products to a number of the computing industry’s leaders. Based on product revenue for the year ended December 31, 2003, our top four customers were Sharp, Fujitsu, Hewlett-Packard and one of our distributors, Uniquest, acting as the distributor of our product for the Hewlett Packard Tablet PC program.

Sales and Marketing

      We sell our products directly to OEMs and through distributors, stocking representatives and manufacturers’ representatives. We also market our products to ODMs, which we believe will become a more important sales channel for us in the future. We have direct sales personnel in the United States, Japan, Taiwan and Europe and we have added manufacturers’ representatives and distributors in Europe, and manufacturers’ representatives in North America. Etron Corporation Ltd. is our manufacturers’ representative for Korea. Uniquest, Siltrontech Electronics and Edom Technology are our primary distributors in Hong Kong and Taiwan, and All American Semiconductor is our exclusive distributor in North America. Inno Micro Corporation and Shinden Hightex Corporation have been added as distributors for Japan. Our distributors are restricted from selling to certain OEMs and major notebook manufacturers and have provisions in their agreements specifying inventory levels, price protection policies and rights of return policies for non end-of-life products. As needed, we will continue to add representation to our current sales and distribution network.

      In addition, we have field applications engineers who work directly with our customers. We have opened offices in Taiwan and Japan to provide sales and customer support. We assist our potential customers in selecting, integrating and tuning hardware and software system components that make up the final computer system. We also provide potential customers with reference platform designs, which we believe will enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also will enhance our targeted customers’ confidence that our products will meet their market requirements and product introduction schedules.

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

      We currently use TSMC to fabricate wafers for our Crusoe microprocessors, and intend to continue to rely exclusively on it to manufacture our 130 nanometer Efficeon TM8600 product. We place orders with TSMC on a purchase order basis. We do not have a manufacturing agreement with TSMC that guarantees any particular production capacity or any particular price from TSMC. TSMC may allocate capacity to other companies and reduce deliveries to us on short notice.

      We currently intend to use Fujitsu Microelectronics in Japan to manufacture our initial 90 nanometer Efficeon TM8000 products. In November, we delivered to Fujitsu Microelectronics the tape-out of the 90 nanometer version of the Efficeon chip for manufacture in its 90 nanometer foundry. We received first silicon from this tape-out in January 2004, and we plan to begin volume shipments from this process in the second half of 2004. We have yet to enter into a definitive manufacturing agreement with them, and any agreement we may enter into may not provide us with guaranteed production capacity.

      Advanced Semiconductor Engineering, or ASE, performs the initial testing of the silicon wafers that contain our microprocessors. After initial testing, ASE cuts the silicon wafers into individual semiconductors and assembles them into packages. All testing is performed on standard test equipment using proprietary test programs developed by our test engineering group. We periodically inspect the test facilities to ensure that their procedures remain consistent with those required for the assembly of our products. We generally ship our products from a third party fulfillment center in Hong Kong.

      We participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer fabrication plants and assembly subcontractor. We closely monitor wafer fabrication plant production to enhance product quality and reliability and yield levels.

Competition

      The market for microprocessors is intensely competitive, is subject to rapid technological change and is currently, and has been for many years, dominated by Intel. We face intense and direct competition from Intel, and we face additional competition from AMD and VIA Technologies, in the market for microprocessors. We expect to continue to face intense competition from these and other competitors in the various microprocessor markets that we target, such as notebook computers, UPCs, tablet PCs, thin clients, blade servers and embedded computers. We believe that competition will be intense in the future in all of the markets in which we compete and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses.

      We compete on the basis of a variety of factors, including:

•	technical innovation;

•	performance of our products, including their speed, power usage, product system compatibility, reliability and size;

•	product price;

•	product availability;

•	reputation and branding;

•	product marketing and merchandising; and

•	technical support.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, significantly greater influence and leverage in the industry and much larger customer bases than we do. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.

      In marketing our microprocessors to OEMs, ODMs and distributors, we depend on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. All of these third-party designers and manufacturers produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities.

Intellectual Property

      Our success depends in part upon our ability to secure and maintain legal protection for the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our intellectual property rights include numerous issued U.S. patents, with expiration dates ranging from 2012 to 2020. We also have a number of patent applications pending in the United States and in other countries. It is possible that no more patents will issue from patent applications that we have filed. Our existing patents and any additional patents that may issue may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, Efficeon, LongRun and Code Morphing.

      Legal protections afford only limited protection for our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products or technology is difficult. Leading companies in the semiconductor industry have extensive intellectual property portfolios relating to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. There are currently no such third party claims that we believe to be material. In the future, however, litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets.

Employees

      At December 31, 2003, we employed 296 people in the United States, Japan, Taiwan and Europe. Of these employees, 214 were engaged in research and development, 34 were engaged in sales and marketing and 48 were engaged in general and administrative functions. None of our employees is subject to any collective bargaining agreements. We believe that our employee relations are good.

Available Information

      We make available free of charge on or through our Internet address located at www.transmeta.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

Item 2.	Properties

      We lease a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. We also lease office space in Taiwan and Japan to support our sales and marketing personnel worldwide. As a result of our workforce reduction in the third quarter of fiscal 2002, we vacated approximately 67,730 square feet of office space in Santa Clara, California and we have listed this excess office space with a real estate broker in an effort to secure subtenants. During the fourth quarter of fiscal 2003, we reassessed our needs for office space and determined that we will begin to use approximately 20,000 square feet of previously vacated space in 2004.

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

Market Information for Common Stock

      Our common stock began trading on the Nasdaq National Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the Nasdaq National Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On February 27, 2004, the closing price of our common stock was $3.62.

	High	Low

Fiscal year ended December 31, 2002
First quarter	$4.47	$2.15
Second quarter	3.87	1.79
Third quarter	2.34	0.85
Fourth quarter	1.64	0.74
Fiscal year ended December 31, 2003
First quarter	$1.62	$1.05
Second quarter	1.90	0.91
Third quarter	3.59	1.41
Fourth quarter	5.51	2.75

Stockholders

      As of February 27, 2004, we had approximately 595 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.

Dividends

      Transmeta has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

      The information required by this item is incorporated by reference to the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2004 Annual Meeting.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2003, we issued and sold the following unregistered securities:

In February 2003, we issued 796,178 shares of common stock, valued at $1.0 million, to an intellectual property owner as partial consideration for certain intellectual property and related assets that we acquired in February 2001.

In October 2003, we issued 222,960 shares of common stock to VLLI Holdings LLC and VLLI Holdings II LLC upon exercise of a warrant that was granted in April 1998. The exercise price of $1.25 was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.

      The sales and issuance of securities listed above were determined to be exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering.

Item 6.	Selected Financial Data

      The following table reflects selected unaudited consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of our company for the five years ended December 31, 2003.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$16,225	$24,247	$35,590	$16,180	$76
License	1,090	—	—	—	5,000

Total revenue	17,315	24,247	35,590	16,180	5,076
Cost of revenue:
Product	16,184	17,127	48,694	9,461	18
License	140	—	—	—	—

Total cost of revenue(1)	16,324	17,127	48,694	9,461	18

Gross profit (loss)	991	7,120	(13,104)	6,719	5,058
Operating expenses:
Research and development	48,525	63,603	67,639	61,415	33,122
Purchased in-process research and development	—	—	13,600	—	—
Selling, general and administrative	26,199	29,917	35,460	27,045	12,811
Restructuring charges (recovery)(2)	(244)	14,726	—	—	—
Amortization of deferred charges, patents and patent rights	10,530	11,392	17,556	10,416	218
Impairment write-off of deferred charges(3)	—	—	16,564	—	—
Stock compensation(4)	4,529	1,809	20,954	13,056	—

Total operating expenses	89,539	121,447	171,773	111,932	46,151

Operating loss	(88,548)	(114,327)	(184,877)	(105,213)	(41,093)
Interest income and other, net	1,389	4,962	14,686	9,174	2,456
Interest expense	(477)	(601)	(1,060)	(1,666)	(1,952)

Loss before income taxes	(87,636)	(109,966)	(171,251)	(97,705)	(40,589)
Provision for income taxes	—	—	—	—	500

Net loss	$(87,636)	$(109,966)	$(171,251)	$(97,705)	$(41,089)

Net loss per share — basic and diluted	$(0.63)	$(0.82)	$(1.33)	$(2.18)	$(1.51)

Weighted average shares outstanding — basic and diluted	139,692	134,719	129,002	44,741	27,236

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,765	$16,613	$57,747	$259,744	$46,645
Short-term investments	37,000	112,837	183,941	83,358	19,799
Working capital	99,290	116,033	217,152	343,004	58,912
Total assets	171,590	197,555	309,024	412,536	99,443
Long-term obligations, net of current portion	356	18,116	29,295	20,950	27,020
Total stockholders’ equity	131,418	140,847	244,965	364,916	63,083

(1)	Cost of revenue includes $1.5 million, $2.6 million and $28.1 million, respectively, related to charges taken to decrease the value of our inventory to its fair market value in fiscal 2003, 2002 and 2001, respectively, which was partially offset by the sale of previously written down inventory and the reversal of previously accrued inventory charges of $0.5 million, $1.9 million and $2.5 million, respectively. There were no similar charges in fiscal 2000 and 1999.

(2)	Restructuring recovery in fiscal 2003 primarily relates to adjustments in the costs related to excess facilities. Restructuring charges recorded in fiscal 2002 primarily consist of $8.9 million for excess facilities, $1.6 million for equipment and prepaid software maintenance write-offs and $4.1 million related to a reduction in workforce.

(3)	During the fourth quarter of 2001, we wrote-off $16.6 million of long-lived asset balances related to deferred charges under licensing agreements.

(4)	Stock compensation includes $1.8 million, $3.6 million, $16.8 million and $13.1 million in amortization of deferred stock compensation for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Stock compensation also includes $2.7 million, $(1.8) million and $4.2 million in variable stock compensation for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

Overview

      We design, develop and sell highly efficient x86-compatible software-based microprocessors. Since the introduction of our first family of microprocessors in January 2000, the Crusoe series, we have derived the majority of our revenue from the sale of these products. In October 2003, we introduced the Efficeon TM8000 family of microprocessors, which is our next family of x86-compatible processors, and as of December 31, 2003 have not recognized substantial revenue from these products. In fiscal 2003, we recognized a limited amount of revenue from technology and trademark license agreements. We will continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry.

      During fiscal 2002, and to a lesser extent during the first half of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and cautious IT spending. While the economic environment remains challenging, IT spending showed signs of improvement and there were indications of an improving economic outlook as we exited fiscal 2003.

      Our total revenue in fiscal 2003 was $17.3 million, compared to $24.2 million in fiscal 2002. Our total revenue decreased even though unit volume increased by 8%. This trend in revenue is primarily due to a decrease in average selling prices as our Crusoe line of products has nearly reached the end of its cycle in the notebook computing segment. We had total operating expenses of $89.5 million and $121.4 million in fiscal 2003 and fiscal 2002, respectively. The fiscal 2002 operating expenses included a restructuring charge of $14.7 million mostly related to the cost of facilities and leased equipment. Net loss for fiscal 2003 was $87.6 million, while net loss for fiscal 2002 was $110.0 million. Historically we have incurred significant losses, and as of December 31, 2003, we had an accumulated deficit of $542.6 million.

      Pricing pressure on our TM5800 product has increased and may continue to increase as the product has matured and transitions into geographies and market segments, such as the embedded and thin client markets, that traditionally demand lower ASPs. However, we expect overall gross margins to increase as we shift our product mix to the new Efficeon TM8000 processor, which is targeted at the high-volume notebook market, for which we receive higher ASPs than those of the TM5800. We began shipment in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor, manufactured using a 130 nanometer CMOS process. Our ability to generate revenues from that product would be harmed if we were to experience delays in manufacturing sufficient quantities of that product or if the product were not widely accepted by the market. Further, we believe that we must successfully complete the transition of the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process in order to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to compete in the microprocessor market. We do not expect to begin volume shipment of 90 nanometer Efficeon TM8000 microprocessors until the second half of 2004.

      In December of 2003, we received net proceeds, before expenses, of $68.2 million related to an issuance of 25.0 million shares of our common stock. In January of 2004, we received additional net proceeds of $10.2 million, before expenses, when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock. We have historically reported negative cash flows from operations, and we intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and related gross profit to cover operational expenses as well as anticipated increases in our working capital other than cash. Our ability to increase sales of our Crusoe TM5800 products into additional market segments, achieve wide market acceptance of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and successfully transition our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs.

      For ease of presentation, the accompanying financial information has been shown as of December 31 for all annual financial statement captions. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks and ended on December 26, December 27 and December 28, respectively.

Critical Accounting Policies

      The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgments on the part of management.

      We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	License revenue recognition;

•	Estimation of inventory valuations;

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Loss contingencies

      License Revenue Recognition. We enter into technology and trademark license agreements, some of which may contain multiple elements, including technology licenses and support services, or non-standard terms and conditions. As a result, interpretation on these agreements, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, is required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, customer acceptance criteria has been met, or milestones are met and accepted by licensees and relative fair values of multiple elements can be determined. Additionally, license revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company.

      Estimation of Inventory Valuations. Our inventory valuation policy stipulates that we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory at the end of each reporting period. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Conversely, if demand for estimated excess or obsolete materials exceeds our original estimates, or the sales prices for previously reserved materials are higher than anticipated, our gross margins would benefit to the extent that the associated revenue exceeds the material’s adjusted value. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. Inventory on hand in excess of forecasted demand, which is generally twelve months or less, is not valued. At the end of the second quarter of 2001, consistent with this policy, we recorded a charge of $28.1 million primarily to write-off certain older inventory products as a result of an actual decrease of future demand for these older products. Additionally, we made adjustments of $1.5 million and $2.6 million for fiscal 2003 and 2002, respectively, to decrease the value of our inventory in response to lower demand and lower average selling prices expected in future periods for some of our products. For fiscal 2003, the Company’s gross margins included a benefit of $0.5 million resulting from the sale of previously reserved inventory. For fiscal 2002, the Company recognized $0.7 million in gross margin related to the sale of inventory for which the value had been written down in previous periods.

      Valuation of Long-Lived and Intangible Assets. Our policy for the valuation and impairment of long lived assets stipulates that, at the end of each accounting period, we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future undiscounted cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2001, consistent with this policy, we recorded an impairment write-off charge of $16.6 million related to deferred charges under certain license agreements with IBM and Toshiba. Although we do not now believe that our existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

      Restructuring Charges. In fiscal 2002, in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. As part of the 2002 restructuring plan, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of $4.1 million related to a reduction in workforce during the third quarter of fiscal 2002. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we would be able to command for the subleased space and the interest rate used to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities. The most significant variables of our accrued restructuring costs are the period that it will take to sublet our vacated premises and the market price at which we believe that we will be able to sublet our vacated facilities. For example, if it is determined that the rate for which we are able to sublease our vacated space is less than our assumed rate, our restructuring charges could significantly increase as a result. Additionally, if it takes longer than expected to sublease our vacated space, additional restructuring charges may be incurred. When reassessing our estimates, we incorporate the most recently available industry data regarding relevant occupancy and lease cost rates. We have found that these variables are often difficult to predict as there are many uncertainties related to the commercial real estate market in which we are attempting to sublet our vacated facilities. During the fourth quarter of fiscal 2003, we adjusted the balance in our accrued restructuring costs and recorded a benefit of $244,000 to restructuring charges. This adjustment was the result of an update in assumptions regarding the Company’s internal use of previously vacated office space, as well as the anticipated length of time before our vacated facilities are sublet to others.

      Loss Contingencies. We are subject to the possibility of various loss contingencies arising in the normal course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, we accrue for a loss contingency when it is probable that a liability has been incurred and we can reasonably estimate the amount of loss. We regularly assess current information available to determine whether changes in such accruals are required.

Description of Operating Accounts

      Total Revenue. Total revenue currently consists primarily from product sales, net of returns and allowances and, to a lesser extent, from licensing.

      Gross Margin. Cost of revenue consists primarily of the costs of manufacturing, assembly and testing of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. On occasion, cost of revenue may additionally include a component for adjustments to the valuation of certain inventories based on lower demand and average selling prices expected in future periods. Gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products.

      Research and Development. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

      Purchased In-Process Research and Development. Purchased in-process research and development resulted from our licensing of certain computing technologies and intellectual property from Advanced Micro Devices, or AMD, in April 2001.

      Selling, General & Administrative. Selling, general and administrative expenses consist of salaries and related overhead costs for sales, marketing and administrative personnel and legal and accounting services.

      Restructuring Charges. Restructuring charges resulted from our decision in 2002 to cease development and productization of a previous generation of microprocessors. The restructuring charges consisted primarily of lease costs, employee severance and termination costs, equipment write-offs and other costs.

      Amortization of Deferred Charges, Patents and Patent Rights. These charges primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001.

      Impairment Write-off of Deferred Charges. The impairment of deferred charges was recorded in fiscal 2001 after the emergence of indicators of impairment related to technology license agreements with IBM and Toshiba prompted an assessment of the carrying value of these deferred charges. This led to a write-off of the entire carrying value of these deferred charges.

      Stock Compensation. There were two components to stock compensation expense during these periods. The first component is the amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellations. The second component is the application of variable accounting for certain stock option grants. During the fourth quarter of fiscal 2001, we did not enforce the recourse provisions of certain employee notes associated with option exercises. Therefore, we account for all other outstanding notes as if they had terms equivalent to non-recourse notes, even though the terms of these notes were not in fact changed from recourse to non-recourse. As a result, we have and will continue to record adjustments related to variable stock option accounting on the associated stock awards until the notes are paid. This variable stock compensation charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award.

      Interest Income and Other, Net and Interest Expense. Interest income and other, net consist of the interest income on our average cash balances over a given period of time. Interest expense is primarily based on the accretion of long-term property lease obligations related to office space that was vacated as part of our 2002 restructuring.

Results of Operations

     Changes to Previously Announced Fiscal 2003 Fourth Quarter and Annual Results

      On January 15, 2004, we announced our fiscal 2003 fourth quarter and annual results. In conjunction with the filing of this annual report, we are required to reassess all significant estimates and judgments made in the financial statements for the period, considering any additional information that is available as of the filing date. This updated analysis includes information that was not available at the time we announced our fiscal 2003 results. In light of newly available information and after considering all available evidence, we concluded that recording additional operating expenses of $0.3 million in the fourth quarter of fiscal 2003 was appropriate.

      The adjustment relates to an update to our estimates for bad debt exposure as well as expenditures recorded by us subsequent to the January 15, 2004 earnings release, but related to the fourth fiscal quarter of 2003. Both of these charges were partly offset by an update to our estimates related to our restructuring accrual, to reflect an update in assumptions regarding our internal use of previously vacated office space, as well as to reflect our success, subsequent to the balance sheet date, in subleasing a portion of vacated facilities earlier than previously anticipated and at a rate that differed from previous estimates.

      As a result of the $0.3 million adjustment, our fiscal fourth quarter 2003 net loss was $21.9 million, or a loss of $0.15 per share, compared to $21.6 million, or a loss of $0.15 per share, as previously announced. For the full fiscal year, the net loss was $87.6 million, or a loss of $0.63 per share, compared to $87.3 million, or a loss of $0.62 per share, as previously announced.

Total Revenue

      Our products are targeted at a broad range of computing platforms, particularly battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include notebook computers, ultra-personal computers, or UPCs, tablet PCs, thin clients, blade servers and embedded computers. Total revenue, which includes product and license revenue, for each computing market segment, is presented as a percentage of total revenue in the following table:

	Years Ended
	December 31,

	2003	2002	2001

Product:
Notebook computers	42%	82%	76%
Tablet PC’s	27%	6%	2%
Thin client desktop	17%	6%	n/a
Embedded/ servers	6%	5%	20%
UPCs	2%	1%	2%
License:	6%	n/a	n/a

      During fiscal 2003, we recognized $1.1 million of technology and trademark license revenue related to certain license agreements that we entered into during the year. We continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry. For example, we believe our proprietary LongRun2 leakage control technology could be valuable to the semiconductor industry and could generate significant future licensing revenues for us without impairing our microprocessor product business.

      Total revenue for the comparative periods is summarized in the following table:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Product	$16,225	$24,247	$35,590
License	1,090	—	—

Total revenue	$17,315	$24,247	$35,590

      Fiscal 2003 Compared to Fiscal 2002. Total revenue was $17.3 million for fiscal 2003 compared to $24.2 million for fiscal 2002, representing a decrease of $6.9 million, or 28.5%. Excluding the effects of a sale of previously written down inventory in the third quarter of fiscal 2002, this decline can be attributed to a decrease in average selling prices, or ASPs, of 36.0% from fiscal 2002 to fiscal 2003, partially offset by an increase in unit volume of 8%. The increase in volume primarily resulted from an increase of our products into the tablet PC and thin client markets and an expansion of our international sales, particularly into China, Hong Kong and Taiwan. See “Gross Margin” section below for further discussion on the effects of decreases in ASPs and increases in volume.

      Pricing pressure on the TM5800 has increased and may continue to increase as the product has matured and transitions into geographies and market segments that traditionally demand lower ASPs. We will continue to manufacture the TM5800 as we have begun to migrate the processor into market segments such as the embedded, thin client, and ultra personal computer markets, from which we expect the processor to derive the majority of its future revenue. The Efficeon product is targeted at the high-volume notebook market, which traditionally demands higher ASPs. We started shipping the Efficeon product in the fourth quarter of fiscal 2003. Revenue recognized from sales of this product represented less than 5% of total fiscal 2003 revenue.

      Revenue recognized in fiscal 2003 also included license revenue, which was earned in connection with technology and trademark license agreements during the year. Total licensing revenue was $1.1 million for fiscal 2003. Fiscal 2002 did not include any license revenues.

      Fiscal 2002 Compared to Fiscal 2001. Revenue for fiscal 2002 was $24.2 million compared to $35.6 million for fiscal 2001, representing a decrease of $11.4 million, or 32.0%. This decrease was due to several factors, including production difficulties at the beginning of fiscal 2002, decreases in average selling prices during fiscal 2002, as well as unfavorable global economic conditions and reduced information technology spending, particularly in Japan. During fiscal 2002 and 2001, demand for our products continued to depend primarily on sales by our OEM customers of notebook computers that incorporate our products. We did not have any licensing revenue in fiscal 2002 or 2001.

Gross Margin

      Our gross margin is comprised of the components displayed in the following table, shown as a percentage of total revenue:

	Years Ended December 31,

	2003	2002	2001

Revenue:
Product	93.7%	100.0%	100.0%
License	6.3%	—%	—%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product Cost	75.7%	60.3%	62.0%
Underabsorbed overhead	12.0%	7.3%	3.0%
Charges for inventory adjustments	8.5%	10.8%	70.4%
Charges for inventory purchase commitments	—%	—%	8.5%

Cost of product revenue	96.2%	78.4%	143.9%
Cost of license revenue	0.8%	—%	—%

Total cost of revenue	97.0%	78.4%	143.9%
Benefits to gross margin from the favorable settlement of inventory purchase commitments	—%	4.8%	2.3%
Benefits to gross margin from the sale of previously reserved inventory	2.7%	3.0%	4.8%

Gross margin	5.7%	29.4%	(36.8)%

      Fiscal 2003 Compared to Fiscal 2002. Gross margin was 5.7% for fiscal 2003 compared to 29.4% for fiscal 2002, representing a decrease of 23.7 percentage points. Before the benefits from the sale of previously written down inventory and the settlement of previously recorded inventory purchase commitments, our cost of product revenue was 97.0% of total revenue for fiscal 2003, and 78.4% of total revenue for fiscal 2002. As a percent of total revenue, our product costs increased 15.4 percentage points, from 60.3% to 75.7%, mostly as a result of a decrease in average selling prices, which is used as a component of the denominator in this calculation. Partially offsetting this decline in average selling prices was a reduced average dollar cost of products sold in fiscal 2003 as compared to fiscal 2002. The reduced average product cost is attributed to reduced costs to manufacture our Crusoe TM5800 product. Additionally, we experienced production difficulties in fiscal 2002 which increased our costs to manufacture product during that period.

      Gross margin was adversely affected during both years by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For fiscal 2003, these unabsorbed costs were $2.1 million, or 12.0% of total revenue, compared to $1.8 million, or 7.3% of total revenue, for the same period in the prior year. We expect to increase the utilization of our manufacturing overhead in coming periods as we shift our product mix to the Efficeon TM8000, and as the volume of shipments of our Crusoe TM5800 product increases.

      In fiscal 2003 and fiscal 2002 our gross margin was adversely affected by adjustments to our inventory valuation in response to lower demand and lower average selling prices expected in future periods for some of our products. For the year ended December 31, 2003, these adjustments totaled $1.5 million, or 8.5% of total revenue compared to $2.6 million, or 10.8% of total revenue for the same period in the prior year. Of the $8.8 million and $10.9 million of inventory on hand at December 31, 2003 and 2002, respectively, $2.6 million and $2.8 million of inventory, respectively, was stated at net realizable value. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. In fiscal 2003, the Company’s gross margin included a benefit of $0.5 million resulting from the sale of previously reserved inventory. In fiscal 2002 the Company recognized $0.7 million in gross margin related to the sale of inventory for which the value had been written down in previous periods at amounts in excess of the average selling prices used to record their lower of cost or market valuation. In fiscal 2002 we additionally recorded a benefit to gross margin sold in the amount of $1.2 million related to the reversal of previously accrued inventory-related purchase commitments due to favorable settlements of such purchase commitments.

      We recorded licensing revenues of $1.1 million in fiscal 2003, for which we recorded gross profit of $1.0 million, or 5.8% of total revenue. We continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry, which could have a favorable impact on our future gross margins.

      Fiscal 2002 Compared to Fiscal 2001. Gross margin was 29.4% for fiscal 2002 compared to negative 36.8% for fiscal 2001. Gross margin for fiscal 2001 was negatively impacted by an inventory charge of $28.1 million to cost of revenue in the second quarter primarily related to the write-off of excess inventory. In fiscal 2002 and 2001, we recognized a benefit to gross margin of $0.7 million and $1.7 million, respectively, related to the sale of previously written-off inventory. In fiscal 2002 and 2001, we recognized 100% gross profit of $1.2 million and $0.8 million, respectively, related to the reversal of previously accrued inventory related purchase commitments due to favorable settlements of such purchase commitments.

Research and Development

      Fiscal 2003 Compared to Fiscal 2002. Research and development was $48.5 million for fiscal 2003 compared to $63.6 million for fiscal 2002, representing a decrease of $15.1 million, or 23.7%. The majority of the decrease for the year can be attributed to our workforce reduction in the third quarter of fiscal 2002, which resulted in lower compensation and benefit costs and consultant fees. We additionally incurred less non-recurring engineering charges in fiscal 2003, in part due to a $1.6 million charge in the second quarter of 2002 for engineering related silicon and mask sets for products that the Company ceased development. The majority of research and development spending in fiscal 2003 was for our next family of microprocessors, the Efficeon TM8000. We also devoted additional research and development resources towards our next generation 90 nanometer manufacturing technology as well as our recently announced LongRun2 power management technology. The remaining portion of the fiscal 2003 research and development expenditure was used for sustaining engineering efforts on our TM5800 microprocessor. We anticipate that we may increase our research and development spending in the future in order to properly invest in our next generation 90 nanometer manufacturing technology, as well as further develop our LongRun2 power management technology.

      Fiscal 2002 Compared to Fiscal 2001. Research and development was $63.6 million in fiscal 2002 compared to $67.6 million in fiscal 2001, representing a decrease of $4.0 million, or 5.9%. This decrease was primarily due to lower employee compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, depreciation expense decreased in fiscal 2002 as a result of the write-off of certain fixed assets related to our restructuring activities in the second quarter of fiscal 2002. These decreases were partially offset by an increase in prototype expenditures related to updates of our existing microprocessors, as well as our next family of microprocessors.

Purchased In-Process Research and Development

      Purchased in-process research and development was $13.6 million in fiscal 2001. We did not have a similar expense in fiscal 2003 or fiscal 2002. In April 2001, we licensed certain computing technologies and intellectual property from AMD, including AMD’s HyperTransport interconnect technology for our products and technology initiatives, for which we must pay royalties to AMD based upon shipments of our products that incorporate such technologies, beginning with our Efficeon TM8000 microprocessor. As initial consideration for the patents and patent rights licensed under the agreement, we issued 1,000,000 unregistered shares of our common stock valued at $15.0 million based upon the average closing price of our stock prior to issuance. For accounting purposes, however, the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that had been in research and development at that time.

Selling, General and Administrative

      Fiscal 2003 Compared to Fiscal 2002. Selling, general and administrative was $26.2 million for fiscal 2003 compared to $29.9 million for fiscal 2002, representing a decrease of $3.7 million, or 12.4%. A significant portion of this decrease was due to lower compensation and benefit costs, consultant fees and recruiting costs related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, as a result of our 2002 restructuring charge, for fiscal 2003 we recorded lower facilities-related charges, including rent and building maintenance costs. These decreases were partly offset by increases in other areas, including higher corporate insurance costs and expenditures for patent protection of our inventions. In fiscal 2003 the primary focus of our marketing expenses was to promote the awareness of our new Efficeon TM8000 processor. We may increase our selling costs as we plan to initiate a marketing alliance program that is specifically designed and structured to promote our customers’ products, to drive awareness, foster market opportunities, and help generate sales.

      Fiscal 2002 Compared to Fiscal 2001. Selling, general and administrative was $29.9 million in fiscal 2002 compared to $35.5 million in fiscal 2001, representing a decrease of $5.6 million, or 15.8%. This decrease was primarily due to lower employee compensation and benefit costs and consultant fees related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, our efforts to reduce overall operating expenses resulted in decreases in travel, trade show and advertising costs during the third and fourth quarters of fiscal 2002. These decreases were partially offset by increases in insurance renewal premiums for our various corporate insurance policies.

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

      As a result of our workforce reduction completed in the third quarter of fiscal 2002, we vacated a total of approximately 67,730 square feet of office space in Santa Clara, California. As part of our quarterly reassessment of restructuring accruals, during the fourth quarter of fiscal 2003, we adjusted the restructuring reserve balance as a result of an update in assumptions regarding our internal use of previously vacated office space, as well as the anticipated length of time before vacated facilities are sublet to others. As a result of this update, we adjusted the balance in accrued restructuring costs and recorded a benefit of $244,000 to restructuring charges. We may need to adjust our restructuring accruals in the future as circumstances change and as we make our quarterly reassessment.

     Amortization of Deferred Charges, Patents and Patent Rights

      Amortization charges for fiscal 2003, 2002 and fiscal 2001 relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Amortization charges for fiscal 2001 also include charges related to our IBM and Toshiba technology license agreements, as amended, which were originally entered into during fiscal 1997 and 1998, respectively. See Note 4 and Note 5 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.

      Fiscal 2003 Compared to Fiscal 2002. Amortization of deferred charges, patents and patent rights was $10.5 million for fiscal 2003 compared to $11.4 million for fiscal 2002, representing a decrease of $0.9 million, or 7.9%. This decrease can be attributed to a reduction in payments due under our patent and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased $16.0 million, from $39.5 million at December 31, 2002 to $23.5 million at December 31, 2003.

      Fiscal 2002 Compared to Fiscal 2001. We recorded amortization of deferred charges, patents and patent rights of $11.4 million in fiscal 2002 compared to $17.6 million in fiscal 2001, representing a decrease of $6.2 million, or 35.2%. Amortization of deferred charges, patents and patent rights relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Amortization charges for fiscal 2001 also include charges related to our IBM and Toshiba technology license agreements, as amended, which were originally entered into during fiscal 1997 and 1998, respectively. The decrease was due to the impairment charge recorded during the fourth quarter of fiscal 2001 to adjust the IBM and Toshiba license agreements to their respective fair values, resulting in no additional amortization expenses being recorded in fiscal 2002 related to these deferred charges.

Impairment Write-off of Deferred Charges

      Impairment write-off of deferred charges was $16.6 million in fiscal 2001. We did not have an impairment write-off of deferred charges in fiscal 2003 or 2002. Although these deferred charges were impaired and written off, the associated remaining payments due to IBM are still required and will continue to accrete interest until the final payment of $16.0 million is made in December 2004. See Note 4 in the “Notes to Consolidated Financial Statements” for further discussion of the impairment writeoff.

Stock Compensation

      Fiscal 2003 Compared to Fiscal 2002. Stock compensation was $4.5 million for fiscal 2003 compared to $1.8 million for fiscal 2002, representing an increase of $2.7 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for fiscal 2003 was $1.8 million compared to $3.6 million for fiscal 2002. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations in connection with our reduction in workforce in the third quarter of fiscal 2002. In connection with stock options granted prior to November 2000, we expect to record amortization of deferred stock compensation of $0.7 million in 2004. Variable stock compensation for fiscal 2003 was $2.7 million, compared to a credit of $1.8 million for the same period last year. This charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. The increase in the variable stock compensation component primarily resulted from a higher market price of our stock as of December 31, 2003, compared to the same period in the prior year.

      Fiscal 2002 Compared to Fiscal 2001. Stock compensation was $1.8 million for fiscal 2002 compared to $21.0 million for fiscal 2001, representing a decrease of $19.2 million, or 91.4%. Amortization of deferred stock compensation associated with options granted prior to November 2000, net of cancellation, was $3.6 million in fiscal 2002, compared to $16.8 million in fiscal 2001. The decrease was primarily a result of amortizing the deferred charge on an accelerated graded method, as well as a credit recorded to stock compensation expense of $1.7 million in the third quarter of fiscal 2002 related to our workforce reduction. In addition, the credit to deferred compensation expense for cancellations was $3.4 million and $3.1 million for fiscal 2002 and 2001, respectively. Variable stock compensation for fiscal 2002 was a credit of $1.8 million. Stock compensation expense in fiscal 2001 included $2.5 million in variable stock compensation as well as a charge of $1.7 million for the forgiveness of interest related to officer resignations

Interest Income and Other, Net and Interest Expense

      Fiscal 2003 Compared to Fiscal 2002. Interest income and other, net for fiscal 2003 was $1.4 million compared to $5.0 million for fiscal 2002, representing a decrease of $3.6 million, or 72.0%. This decrease was due to lower average invested cash balances during fiscal 2003 as we continued to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. Interest expense for fiscal 2003 was $0.5 million compared to $0.6 million for fiscal 2002, representing a decrease of $0.1 million, or 16.7%. This decrease was primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2002, offset by increases in certain accretion expenses related to our facilities lease commitments.

      Fiscal 2002 Compared to Fiscal 2001. Interest income and other, net was $5.0 million in fiscal 2002 compared to $14.7 million in fiscal 2001, representing a decrease of $9.7 million, or 66.0%. This decrease was due to a decrease in the average invested cash balances during 2002 as we continue to use cash to fund operations, as well as a significant decrease in interest rates earned on investments during the period. Interest expense was $0.6 million in fiscal 2002 compared to $1.1 million in fiscal 2001, representing a decrease of $0.5 million, or 45.5%. This decrease was the result of lower average debt balances due to several lease-financing arrangements expiring during 2002.

Provision for Income Taxes

      We recorded an income tax provision of $32,000 for fiscal 2003, which represented foreign income taxes, and is included in interest income and other, net. Our provision for income taxes in fiscal 2003 differed from the tax benefit that would be derived from applying the federal statutory rate to the loss before taxes primarily due to foreign income taxes and an increase in valuation allowance for deferred tax assets. For fiscal 2002, we recorded an income tax provision of $21,000, which represented foreign income taxes. No provision was recorded for income taxes in fiscal 2001.

      As of December 31, 2003, we had deferred tax assets of approximately $182.0 million. Based upon the weight of available evidence, which includes our historical operating performance, we have provided a full valuation allowance against our net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by approximately $29.0 million, $40.8 million and $53.5 million for fiscal 2003, 2002, and 2001, respectively.

      As of December 31, 2003, we had federal net operating loss and research and development credit carryforwards of approximately $386.7 million and $9.0 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2010, if not utilized. We also had state net operating loss and tax credits carryforwards of approximately $109.0 million and $10.1 million, respectively. The state net operating loss will expire beginning in 2005, if not utilized. The state research and development tax credits carry forward indefinitely.

      Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Liquidity and Capital Resources

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash used in operating activities	$(64,467)	$(93,918)	$(80,621)
Net cash provided by/(used in) investing activities	58,556	49,679	(118,205)
Net cash provided by/(used in) financing activities	73,063	3,105	(3,171)

Increase/(Decrease) in cash and cash equivalents	$67,152	$(41,134)	$(201,997)

Cash and Cash Flows

      We have historically reported negative cash flows from operations as the gross profit generated from our product and licensing revenues have not been sufficient to cover our operating cash requirements. We intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and related gross profit to cover operational expenses as well as anticipated increases in our working capital other than cash. We believe that the proceeds received from financing activities will be sufficient to fund our operations for at least the next twelve months. However, our ability to do so may be affected by a number of variables as noted below and is subject to significant risks and uncertainties.

      In the period through December 31, 2004 and over the longer term, our capital requirements will depend on many factors, including but not limited to general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. As we shift our product mix to our next family of microprocessors, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, we will need to increase our non-cash working capital, and accordingly, the net cash which we will use in our operating activities will increase.

      Our ability to increase sales of our Crusoe TM5800 products into additional market segments, achieve wide market acceptance of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and successfully transition our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs. All of these factors are subject to significant risks and uncertainties.

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

      As of December 31, 2003 we had $120.8 million in cash, cash equivalents and short-term investments compared to $129.5 million and $241.7 million as of December 31, 2002 and December 31, 2001, respectively.

      Net cash used in operating activities was $64.5 million for the year ended December 31, 2003, compared to $93.9 million for the year ended December 31, 2002 and $80.6 million for the year ended December 31, 2001. The cash usage during fiscal 2003 was primarily the result of a net loss of $87.6 million, as well as a $2.5 million net cash drawdown of accrued restructuring charges related to building leasehold costs during the period. This usage in cash was partially offset by the $2.2 million decrease in accounts receivable and the $2.1 million decrease in inventory as a result of improved inventory management. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $10.5 million, depreciation and amortization of $6.0 million, and amortization of deferred compensation of $4.5 million.

      Net cash provided by investing activities was $58.6 million for the year ended December 31, 2003, compared to a provision of $49.7 million for the year ended December 31, 2002 and a usage of $118.2 million for the year ended December 31, 2001. This increase was primarily due to $75.7 million in net proceeds from the maturity of available-for-sale investments for fiscal 2003, compared to net proceeds of $70.5 million for fiscal 2002 and net purchases of $100.0 million for fiscal 2001. Offsetting this cash provided by investing activities were payments related to the purchase of patents and patent rights and payments to our development partner, which totaled $16.0 million, $15.0 million, and $15.5 million, for fiscals 2003, 2002 and 2001, respectively. The remaining payments for these items total $23.5 million and are due prior to December 31, 2004. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $1.1 million, $5.6 million, and $7.6 million for fiscals 2003, 2002 and 2001, respectively. We expect that capital equipment purchases may increase over the coming year as we invest in our next generation 90 nanometer manufacturing technology and further develop our LongRun2 power management technology.

      Net cash provided by financing activities was $73.1 million for the year ended December 31, 2003, compared to a provision of $3.1 million for the year ended December 31, 2002 and a usage of $3.2 million for the year ended December 31, 2001. This increase was primarily the result of our receipt of $67.5 million in net proceeds related to the issuance of 25.0 million shares of our common stock in December 2003. Additionally, we received $6.1 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for fiscal 2003, compared to $4.2 million for fiscal 2002 and $2.4 million for fiscal 2001. These proceeds from stock issuances were partially offset by payments for debt and capital lease obligations of $0.7 million for fiscal 2003, compared to $2.7 million for fiscal 2002 and $5.3 million for fiscal 2001. The decrease in payments for debt and capital lease obligations was primarily the result of the expiration of these leases in fiscals 2002 and 2003. Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from lease financing. It is reasonably possible that we may continue to seek financing through these sources of capital as well as other types of financing, including but not limited to debt financing. Additional financing might not be available on terms favorable to us, or at all. In January 2004, we received an additional $10.2 million when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock.

      At December 31, 2003, we had $83.8 million in cash and cash equivalents and $37.0 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Restructuring

      As part of our 2002 restructuring plan, we recorded charges primarily for excess facilities costs for which we expect cash expenditures of approximately $7.7 million through June 2008. Of this amount, $6.1 million was recorded on our consolidated balance sheets at December 31, 2003 and $1.6 million will be expensed as interest expense in future periods as the costs are incurred or the requirements to record the costs as a liability are met.

Contractual Obligations

      At December 31, 2003, we had the following contractual obligations:

	Payments Due by Period

		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years

	(In thousands)
Capital Lease Obligations	$778	$407	$371	—
Operating Leases	$20,356	$4,338	$13,633	$2,385
Unconditional Purchase Obligations(1)	$2,982	$2,982	—	—
Other Obligations(2)	$23,500	$23,500	—	—

Total	$47,616	$31,227	$14,004	$2,385

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Other obligations include payments for patent and patent rights and payments to our development partner.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in SPE transactions.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. FIN 46 became effective for financial statements issued for the first reporting period ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

      Since our inception, we have incurred cumulative losses aggregating $542.6 million, including net losses of $87.6 million in 2003, $110.0 million in 2002 and $171.3 million in 2001, which have reduced stockholders’ equity to $131.4 million at December 31, 2003. We currently expect to continue to incur losses under our current business plan until at least 2005.

      We have financed our operations primarily through sales of equity securities and, to a lesser extent, from product and license revenue and lease financing. As a result of our use of cash in the course of our business operations, our cash, cash equivalents and short-term investments have declined from a quarter-end high of $343.1 million as of December 31, 2000 to $120.8 million as of December 31, 2003. We cannot, however, be sure that funds previously received from financing activities will be sufficient to fund our operations until we are able to generate positive cash flows from operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. However, whether we will be able to continue to operate under our current business model until we achieve profitability may be affected by a variety of factors, which may include our ability to achieve market acceptance for our Efficeon TM8000 products, significant unexpected technical or manufacturing problems we may experience in transitioning our Efficeon TM8000 microprocessor to a 90 nanometer manufacturing process or any significant problems we may face in selling our TM5800 microprocessors in additional market segments. All of these factors are subject to significant risks and uncertainties.

Our future operating results will depend significantly on sales of our new Efficeon TM8000 products.

      Our future revenue and gross margins will be influenced in large part by the level of sales of our new Efficeon TM8000 products. Therefore, our future operating results will depend on the demand for these products from future customers. We have generated only limited revenue from the sale of our Efficeon TM8000 products, the revenue from which accounted for less than 5% of our total revenue in 2003. We just began shipment in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer complementary metal oxide semiconductor, or CMOS, process. If we experience delays in manufacturing sufficient quantities of microprocessors, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to generate market interest in our new microprocessor. If these products are not widely accepted by the market due to performance, price, compatibility or any other reason, significant demand for our new products may fail to materialize.

      We are seeking to transition the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process. We believe that successfully completing this transition will be important to our ability to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to our ability to compete, particularly in market segments in which performance is a key competitive factor such as the notebook personal computer and blade server markets. We cannot be sure that we will successfully complete the development of, and introduce, the Efficeon TM8000 microprocessor manufactured using the 90 nanometer process. We do not expect to begin volume shipment of 90 nanometer Efficeon TM8000 microprocessors until the second half of 2004.

We could encounter a variety of technical and manufacturing problems that could delay or prevent the successful introduction of Efficeon TM8000 microprocessors manufactured using a 90 nanometer process.

      Transitioning our TM8000 microprocessors to a 90 nanometer manufacturing process involves a variety of technical and manufacturing challenges. We intend to use Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. We delivered to Fujitsu Microelectronics the tape-out of our Efficeon TM8000 microprocessors for implementation in its 90 nanometer foundry in November 2003. We received first silicon for testing in January 2004. Once we complete our testing of that first silicon, it is likely that we will determine that modifications will need to be made to address one or more problems identified in the testing process. Although we have anticipated that several revisions will need to be made before production, we cannot be sure that more revisions than anticipated will not be necessary or that we will not encounter more significant problems than expected. If those problems prove to be more serious than expected and cannot be remedied on a timely basis and at a reasonable cost, our stock price would likely be very substantially reduced. Fujitsu Microelectronics has limited experience with the 90 nanometer CMOS process and has not yet manufactured in volume using this process. We cannot be sure that Fujitsu Microelectronics’ 90 nanometer foundry will be qualified for production shipments on our planned schedule. For example, during 2001 we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to increase our revenue would suffer and we could incur significant expenses.

Our Crusoe TM5800 microprocessors are experiencing decreasing demand from notebook computer manufacturers and are experiencing declining average selling prices. If we are unable to sell the TM5800 microprocessors into additional market segments or reduce our costs of production, our operating results will suffer.

      As our Crusoe TM5800 microprocessors have matured, demand for the TM5800 microprocessors from notebook computer manufacturers has declined in that market segment. We have begun to sell the TM5800 microprocessors into additional market segments such as the thin client, ultra-personal computer, or UPC, and embedded computer market segments, many of which are only beginning to be developed. We cannot be sure that we will be successful in selling the TM5800 microprocessors into these markets or that these markets will experience significant growth. In addition, the average selling price of the TM5800 microprocessors has decreased, and we expect that pricing pressure on the TM5800 microprocessors will continue to increase as sales of these microprocessors increasingly derive from geographies and market segments that traditionally demand lower average selling prices. If we are unable to achieve sufficient reductions in our costs of products sold, this decline in prices will adversely affect our gross margins.

The growth of our business depends in part upon the development of emerging markets and our ability to meet the needs of these markets.

      The growth of our business depends in part on acceptance and use of our products in new classes of devices such as tablet PCs, UPCs, high density servers and new embedded processor applications. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. These new markets often rely on newly developed technologies, which will require extensive development and marketing before widespread acceptance is achieved, so the new markets may grow slowly, if at all. If the new markets do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our ability to increase our revenues would suffer. In addition, manufacturers within emerging markets may have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

Our future revenue depends in part upon our ability to penetrate additional segments of the notebook computer market.

      Historically, our sales in the notebook computer market have primarily been in the market segment consisting of thin and light notebook computers for which low heat generation and power consumption are particularly critical. Our ability to increase our revenues in the future will depend in significant part on our ability to market our new Efficeon TM8000 microprocessors in additional segments of the notebook computer market in which microprocessor performance is a more significant factor. These notebook market segments are intensely competitive and dominated by Intel. We have not succeeded in deriving significant revenues from sales of our microprocessors in these market segments in the past and cannot be sure that we will successfully market and sell our microprocessor products in these market segments in the future.

      Due to our software-based approach to microprocessor design, we have been required, and expect to continue to be required, to devote substantial resources to educate prospective customers in the notebook computer market about the benefits of our products and to assist potential customers with their designs. In addition, since computer products generally are designed to incorporate a specific microprocessor, original equipment manufacturers, or OEMs, must design new products to utilize different microprocessors such as our products. Given the complexity of these computer products and their many components, designing new products requires significant investments. For instance, OEMs may need to design new computer casings, basic input/output system, or BIOS, software and motherboards. Our target customers may not choose our products for technical, performance, packaging, novelty, design cost or other reasons. If our products fail to achieve widespread acceptance in the notebook computer market, our ability to increase our revenue would likely be seriously harmed.

If we need additional financing, we may not be able to raise further financing or it may only be available on terms unfavorable to us or our stockholders.

      We have a history of substantial losses, and expect to incur future losses. As we shift our product mix to our next family of microprocessors, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, our cash expenditures will increase. Although we intend to use the net proceeds from the common stock offering in December 2003 to increase our working capital and fund our operations, which are generating significant losses, we cannot be sure that the net proceeds from that offering will be sufficient for this purpose. If the revenue that we generate falls below our expectations, we could utilize our existing cash resources, including the net proceeds of the offering, faster than we expect. In addition, we may begin to generate positive cash flow from operations later than anticipated or we may never generate positive cash flow from operations.

As a result, we may need significant additional funds. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

      If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. For example, in order to raise equity financing, we may decide to sell our stock at a discount of our then current trading price, which may have an adverse effect on our future trading price. If adequate funds were not available on acceptable terms or at all, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

We face intense competition in the x86-compatible microprocessor market. Many of our competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.

      The market for microprocessors is intensely competitive. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Competition may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses. For example, we may determine to lower the prices of our products in order to increase or maintain market share, which would likely increase our losses.

      Significant competitors in the x86-compatible microprocessor product market include Intel, Advanced Micro Devices and VIA Technologies. Our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and significantly larger customer bases than we do. Our competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and customer requirements, and devote greater resources to the development, promotion and sale of their products than we can. Many of our competitors also have well-established relationships with our existing and prospective customers and suppliers. As a result of these factors, many of our competitors, either alone or with other companies, have significant influence in our target markets that could outweigh any advantage that we may possess. For example, negotiating and maintaining favorable customer and strategic relationships are and will continue to be critical to our business. If our competitors use their influence to negotiate strategic relationships on more favorable terms than we are able to negotiate, or if they structure relationships that impair our ability to form strategic relationships, our competitive position and our business would be substantially damaged.

      In particular, Intel has dominated the market for x86-compatible microprocessors for many years. We may be adversely affected by Intel’s pricing decisions, product mix and introduction schedules, marketing strategies and influence over industry standards and other market participants and the loyalty of consumers to the Intel brand. We cannot be sure that we can compete effectively against Intel even in the market segments that we intend to target.

      In 2003, Intel introduced a new microprocessor that is focused on the notebook computer market segment and designed to consume less power than its prior microprocessors. We expect that Intel, and potentially other microprocessor companies, will increasingly seek to offer microprocessors specifically targeted at many of the same market segments that we intend to serve, which could adversely affect our ability to compete successfully.

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

      The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields, particularly when introducing new products. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time-consuming and expensive to correct. We have experienced yield problems in the past, and we may experience yield problems in the future that impair our ability to deliver our products to our customers, increase our costs, adversely affect our margins and divert the efforts of our engineering personnel. Difficulties in achieving the desired yields often occur in the early stages of production of a new product or in the migration of manufacturing processes to smaller geometries. We could experience difficulties in achieving desired yields or other manufacturing problems in the production of our initial Efficeon TM8000 products that could delay our ability to further introduce Efficeon TM8000 products in volume, adversely affect our costs and gross margins and harm our reputation. In addition, we could also experience these difficulties as we seek to migrate the Efficeon TM8000 products to a 90 nanometer process technology, which poses significant technical challenges and in which neither we nor Fujitsu Microelectronics, which we intend to use to manufacture these products, has significant experience. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of the slower, less valuable die, a resulting unfavorable impact on gross margins and an insufficient inventory of faster products, depending upon customer demand.

Our lengthy and variable sales cycles make it difficult for us to predict when and if a design win will result in volume shipments.

      We depend upon other companies designing our microprocessors into their products, which we refer to as design wins. Many of our targeted customers consider the choice of a microprocessor to be a strategic decision. Thus our targeted customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. We anticipate that the length of time between our initial contact with a customer and the time when we recognize revenue from that customer will vary. We expect our sales cycles to range typically from six to 12 months, or more, from the time we achieve a design win to the time the customer begins volume production of products that incorporate our microprocessors. We do not have historical experience selling our products that is sufficient for us to determine accurately how our sales cycles will affect the timing of our revenue. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management and engineering resources without any assurance of success. The value of any design win depends upon the commercial success of our customers’ products. If our customers cancel projects or change product plans, we could lose anticipated sales. We can offer no assurance that we will achieve further design wins or that the products for which we achieve design wins will ultimately be introduced or will, if introduced, be commercially successful.

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

      The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, Taiwan Semiconductor Manufacturing Company, or TSMC, or Fujitsu Microelectronics might not be able to fabricate wafers as quickly as we need them. Also, Advanced Semiconductor Engineering, or ASE, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly or find, qualify and begin production and assembly at additional manufacturers or providers of assembly and test services, which may not be possible within a time frame acceptable to our customers. The inability of our product manufacturer or ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

We currently derive a substantial portion of our revenue from a small number of customers, and our revenue would decline significantly if any major customer were to cancel, reduce or delay a purchase of our products.

      Sales to four customers in the aggregate accounted for 71% of net revenue in 2003. These customers are located in Asia, which subjects us to economic cycles in that area as well as the geographic areas in which they sell their products containing our microprocessors. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

      Additionally, we have entered into agreements with manufacturers’ representatives in North America and Europe. Any distributor, stocking representative or manufacturers’ representative that fails to emphasize sales of our products, chooses to emphasize alternative products or devices or to promote products of our competitors might not sell a significant amount or any of our products.

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

We rely on an independent foundry that has no obligation to provide us with fixed pricing or production capacity for the fabrication of our wafers, and our business will suffer if we are unable to obtain sufficient production capacity on favorable terms.

      We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC in Taiwan to fabricate the wafers for all of our current products and intend to rely on Fujitsu Microelectronics in Japan to manufacture our initial 90 nanometer Efficeon TM8000 products. As is common in the industry, we do not have a manufacturing contract with TSMC that guarantees any particular production capacity or any particular price, and although we have not yet entered into a definitive manufacturing agreement with Fujitsu Microelectronics, we cannot be assured that we will have any guaranteed production capacity with Fujitsu Microelectronics. The Fujitsu Microelectronics 90 nanometer foundry has relatively limited capacity and we cannot be sure that sufficient capacity will be available at that foundry to enable us to manufacture our initial 90 nanometer Efficeon TM8000 products in the quantities that we would desire if these products were to achieve rapid market acceptance.

      These foundries may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that are larger than we and have greater economic resources, that have long-term agreements with these foundries or that purchase in significantly larger volumes than we may cause these foundries to reallocate capacity to them, decreasing the capacity available to us. In addition, these foundries could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If these foundries were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. These foundries could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.

Our reliance on TSMC and, in the future, Fujitsu Microelectronics to fabricate our wafers limits our ability to control the production, supply and delivery of our products.

      Our reliance on third-party manufacturers exposes us to a number of risks outside our control, including the following:

•	unpredictability of manufacturing yields and production costs;

•	interruptions in shipments;

•	inability to control quality of finished products;

•	inability to control product delivery schedules;

•	potential lack of access to key fabrication process technologies; and

•	potentially greater exposure to misappropriation of our intellectual property.

We depend on ASE to provide assembly and test services. If ASE were to cease providing services to us in a timely manner and on acceptable terms, our business would suffer.

      We rely on ASE, which is located in Taiwan, for the majority of our assembly and test services. We do not have a contract with ASE for test and assembly services, and we typically procure these services from ASE on a per order basis. ASE could cease to perform all of the services that we require, or could change the terms upon which it performs services for us. If we were required to find and qualify alternative assembly or testing services, we could experience delays in product shipments, increased product costs or a decline in product quality. In addition, as a result of our reliance on ASE, we do not directly control our product delivery schedules. If ASE were not to provide high quality services in a timely manner, our costs could increase, we could experience delays in the delivery of our products and our product quality could suffer.

If our products are not compatible with industry standards, hardware that our customers design into their systems or that is used by end-users or software applications or operating systems for x86-compatible microprocessors, market acceptance of our products and our ability to maintain or increase our revenues would suffer.

      Our products are designed to function as components of a system. If our customers experience system-level incompatibilities between our products and the other components in their systems, we could be required to modify our products to overcome the incompatibilities or delay shipment of our products until the manufacturers of other components modify their products or until our customers select other components. These events would delay purchases of our products, cause orders for our products to be cancelled or result in product returns.

      In addition, to gain and maintain market acceptance, our microprocessors must not have significant incompatibilities with software for x86-compatible microprocessors, and in particular, the Windows operating systems, or hardware used by end-users. Software applications, games or operating systems with machine-specific routines programmed into them can result in specific incompatibilities. If a particular software application, game or operating system is programmed in a manner that makes it unable to respond correctly to our microprocessor, it will appear to users of that software that our microprocessor is not compatible with that software. Software or hardware incompatibilities that are significant or are perceived to be significant could hinder our products from achieving or maintaining market acceptance and impair our ability to increase our revenues.

      In an effort to test and ensure the compatibility of our products with hardware and software for x86-compatible microprocessors, we rely on the cooperation of third-party hardware and software companies, including manufacturers of graphics chips, motherboards, BIOS software and other components. All of these third-party designers and manufacturers produce chipsets, motherboards, BIOS software and other components to support each new generation of Intel’s microprocessors, and Intel has significant leverage over their business opportunities. If these third parties were to cease supporting our microprocessor products, our business would suffer.

Our products may have defects that could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in liability to us.

      Highly complex products such as our microprocessors may contain hardware or software defects or bugs for many reasons, including design issues or defective materials or manufacturing processes. Often, these defects and bugs are not detected until after the products have been shipped. If any of our products contains defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products, which could result in the loss of or failure to attract customers. In addition, these defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If any of these problems is not found until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to provide solutions to the problems, such as software patches, we could also incur product recall, repair or replacement costs. These problems might also result in claims against us by our customers or others. In addition, these problems might divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. This is particularly significant as we are a new entrant to a market dominated by large well-established companies.

We are subject to general economic and market conditions.

      Our business is subject to the effects of general economic conditions in the United States and worldwide and, in particular, market conditions in the semiconductor and computer industries. In 2001, 2002 and through parts of 2003, our operating results were adversely affected by unfavorable global economic conditions and reduced information technology spending, particularly in Japan, where we currently generate a substantial portion of our revenue. These adverse conditions resulted in decreased demand for notebook computers and, as a result, our products, which are components of notebook computers. Further, demand for our products decreases as computer manufacturers seek to manage their component and finished product inventory levels. If the economic conditions in Japan and worldwide do not improve, or worsen, we may continue to experience material adverse effects on our business, operating results and financial condition.

The cyclical nature of the semiconductor industry could create fluctuations in our operating results.

      The semiconductor industry has historically been cyclical and characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by diminished product demand, production overcapacity and accelerated decline in average selling prices, and in some cases have lasted for more than a year. The industry experienced a downturn of this type in 1997 and 1998, and began experiencing a downturn again in 2001. Our revenue has decreased, in part due to industry-wide downturns, and could decrease further. In addition, we may determine to lower our prices of our products to increase or maintain market share, which would likely harm our operating results.

If we do not keep pace with technological change, our products may not be competitive and our revenue and operating results may suffer.

      The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing products to fully meet customer demands. For instance, in order to meet the demands of our customers for enhancement of our existing products, we may incur manufacturing or other costs that would harm our operating margins and financial condition. Further, we may not achieve further design wins with current customers unless we continue to meet their evolving needs by developing new products. The development of new products is complex, and we may not be able to complete development in a timely manner, or at all. To introduce and improve products on a timely basis, we must:

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

      We believe that we will need to continue to enhance our products and develop new products to keep pace with competitive and technological developments and to achieve market acceptance for our products. We may incur significant research and development, manufacturing or other costs that would harm our operating margins and financial conditions, in our development efforts. These efforts may not result in enhanced products, or in additional product sales. Accordingly, these investments may not provide us with an acceptable return, or any return at all.

Advances in battery design, cooling systems and power management systems could adversely affect our ability to achieve widespread market acceptance for our products.

      We believe that our ability to achieve widespread market acceptance for our products will depend in large part on whether potential purchasers of our products believe that the low power usage of our products is a substantial benefit. Advances in battery technology, or energy technologies such as fuel cell technologies, that offer increased battery life and enhanced power capacity, as well as the development and introduction of more advanced cooling systems, may make microprocessor power consumption a less important factor to our customers and potential customers. These developments, or developments in power management systems by third parties, may adversely affect our ability to market and sell our products and increase our revenues.

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

      Our pending patent and trademark applications may not be approved. Our patents, including any patents that may result from our patent applications, may not provide us with any competitive advantage or may be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. We may initiate claims or litigation against third parties based on our proprietary rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

We might not experience growth in our licensing revenues.

      Although licensing revenue for fiscal 2003 was $1.1 million, the corresponding period in 2002 did not include any licensing revenue, and we may not recognize significant licensing revenue in the future. License transactions often have a long sales cycle and can result in additional liability, such as indemnification obligations. In addition, the amount of revenue we recognize under some of our license transactions can depend significantly upon product sales by the licensees, over which we will have no control. While we anticipate that we will continue to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

      Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have joined us in senior management roles only recently. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

The evolution of our business could place significant strain on our management systems, infrastructure and other resources, and our business may not succeed if we fail to manage it effectively.

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

We have significant international operations and plan to expand our international operations, which exposes us to risk and uncertainties.

      We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell, most of our products to customers in Asia. In addition, TSMC and ASE are located in Taiwan, and the Fujitsu Microelectronics foundry we intend to use for our initial 90 nanometer product is located in Japan. As part of our international expansion, we have personnel in Taiwan, Japan and Europe who provide sales and customer support. We have appointed distributors, stocking representatives and manufacturers’ representatives to sell products in Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. In addition, we generally ship our products from a third-party warehouse facility located in Hong Kong. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	problems in the timeliness or quality of product deliveries;

•	potentially adverse tax consequences;

•	major health concerns, such as SARS;

•	political and economic instability, for example as a result of tensions between Taiwan and the People’s Republic of China; and

•	potentially reduced protection for intellectual property rights.

Our operating results are difficult to predict and fluctuate significantly. A failure to meet the expectations of securities analysts or investors could result in a substantial decline in our stock price.

      Our operating results fluctuate significantly from quarter to quarter, and we expect that our operating results will fluctuate significantly in the future as a result of one or more of the risks described in this section or as a result of numerous other factors. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our stock price has declined substantially since our stock began trading publicly. If our future operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price would likely decline from current levels.

      A large portion of our expenses, including rent and salaries, is fixed and difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. We often make many shipments of our products at or near the end of the fiscal quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to a shortfall in expected revenue.

The price of our common stock has been volatile and is subject to wide fluctuations.

      The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. Many factors could cause the market price of our common stock to fluctuate, including:

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

      In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular experienced a decline during 2000, 2001 and through 2002, and could decline from current levels, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities litigation is often brought against a company following a period of volatility in the market price of its securities, and we have been subject to such litigation in the past. Any such lawsuits in the future will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

Our California facilities and the facilities of third parties upon which we rely to provide us critical services are located in regions that are subject to earthquakes and other natural disasters.

      Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate our wafers, and ASE, upon which we currently rely for the majority of our assembly and test services, are located in Taiwan. Fujitsu Microelectronics, which we expect will fabricate a significant amount of our wafers in the future, is located in Japan. Taiwan and Japan have experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in these areas could materially disrupt our manufacturer’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.

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

      In addition, the stockholder rights plan, which we implemented in 2002, and Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

      Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. Our reported earnings and/or loss would be harmed if we were required to change our current accounting policy

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 has required and will require changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers has adopted revisions to its requirements for companies, such as us, that are listed on the Nasdaq National Market. We expect these developments to increase our legal and financial compliance costs, and to make some activities, such as SEC reporting requirements, more difficult. Additionally, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract qualified executive officers and attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2003, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 1.2%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

      The table below presents principle amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2003 (in thousands):

	2004	2005	Thereafter	Total	Fair Value

Cash equivalents	$83,765	—	—	$83,765	$83,765
Average rate	1.0%	—	—	1.0%
Short term investments	$15,000	$22,000	—	$37,000	$37,000
Average rate	1.1%	2.0%	—	1.6%

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Transmeta Corporation

      We have audited the accompanying consolidated balance sheets of Transmeta Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

March 3, 2004

TRANSMETA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except for
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,765	$16,613
Short-term investments	37,000	112,837
Accounts receivable, net of allowances for doubtful accounts of $215 and $90, in 2003 and 2002, respectively	1,719	4,060
Inventories	8,796	10,937
Prepaid expenses and other current assets	3,671	4,722

Total current assets	134,951	149,169
Property and equipment, net	5,305	9,574
Patents and patent rights, net	29,771	36,623
Other assets	1,563	2,189

Total assets	$171,590	$197,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,900	$2,311
Accrued compensation and related compensation liabilities	4,986	3,195
Other accrued liabilities	5,360	8,216
Current portion of accrued restructuring costs	1,916	2,549
Current portion of long-term payables	21,129	16,000
Current portion of long-term debt and capital lease obligations	370	865

Total current liabilities	35,661	33,136
Long-term accrued restructuring costs, net of current portion	4,155	5,456
Long-term payables, net of current portion	—	17,449
Long-term debt and capital lease obligations, net of current portion	356	667
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2003 and 2002	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 167,528,493 in 2003 and 136,086,142 in 2002	677,093	601,119
Treasury stock — 796,875 shares in 2003 and 2002	(2,439)	(2,439)
Deferred stock compensation	(696)	(3,039)
Accumulated other comprehensive income	24	134
Accumulated deficit	(542,564)	(454,928)

Total stockholders’ equity	131,418	140,847

Total liabilities and stockholders’ equity	$171,590	$197,555

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except for per share data)
Revenue:
Product	$16,225	$24,247	$35,590
License	1,090	—	—

Total revenue	17,315	24,247	35,590
Cost of revenue:
Product	16,184	17,127	48,694
License	140	—	—

Total cost of revenue	16,324	17,127	48,694
Gross profit (loss)	991	7,120	(13,104)

Operating expenses:
Research and development(1)(2)	48,525	63,603	67,639
In-process research and development	—	—	13,600
Selling, general and administrative(3)(4)	26,199	29,917	35,460
Restructuring charges (recovery)(5)	(244)	14,726	—
Amortization of deferred charges, patents and patent rights	10,530	11,392	17,556
Impairment write-off of deferred charges	—	—	16,564
Stock compensation	4,529	1,809	20,954

Total operating expenses	89,539	121,447	171,773

Operating loss	(88,548)	(114,327)	(184,877)
Interest income and other, net	1,389	4,962	14,686
Interest expense	(477)	(601)	(1,060)

Net loss	$(87,636)	$(109,966)	$(171,251)

Net loss per share — basic and diluted	$(0.63)	$(0.82)	$(1.33)

Weighted average shares outstanding — basic and diluted	139,692	134,719	129,002

(1)	Excludes $1,118, $4,364 and $8,292 in amortization of deferred stock compensation for the year ended December 31, 2003, 2002 and 2001, respectively.

(2)	Excludes $128, $(408) and $2,006 in variable stock compensation for the year ended December 31, 2003, 2002 and 2001, respectively.

(3)	Excludes $657, $950 and $8,460 in amortization of deferred stock compensation for the year ended December 31, 2003, 2002 and 2001 and 2000, respectively.

(4)	Excludes $2,626, $(1,360) and $2,196 in variable stock compensation for the year ended December 31, 2003, 2002 and 2001, respectively.

(5)	Excludes $(1,737) of deferred stock compensation related to employee terminations for the year ended December 31, 2002.

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Notes		Accumulated
			Receivable	Deferred	Other		Total
	Common	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stockholders	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Balance at December 31, 2000	589,220	—	(17,752)	(32,988)	147	(173,711)	364,916
Issuance costs related to issuance of shares of common stock in initial public offering	(256)	—	—	—	—	—	(256)
Issuance of 1,948,164 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	2,371	—	—	—	—	—	2,371
Issuance of 798,649 shares of common stock in connection with the purchase of patents and patent rights	13,813	—	—	—	—	—	13,813
Issuance of 618,817 shares of common stock in connection with net warrant exercises	170	—	—	—	—	—	170
Stock compensation in connection with employee severance arrangement	75	—	—	—	—	—	75
Issuance of 1,000,000 shares in connection with the purchase of in-process research and development	13,600	—	—	—	—	—	13,600
Stock compensation	(1,960)	—	1,744	21,170	—	—	20,954
Purchase of 796,875 shares of treasury stock in exchange for cancellation of shareholder notes	—	(2,439)	2,439	—	—	—	—
Purchase of 1,753,125 shares of unvested treasury stock in exchange for cancellation of shareholder notes	—	—	—	—	—	—	—
Reduction of shareholder notes relating to termination of officers and application of non- recourse accounting to remaining notes	(13,569)	—	13,569	—	—	—	—
Other comprehensive income	—	—	—	—	573	—	573
Net loss	—	—	—	—	—	(171,251)	(171,251)

Comprehensive loss	—	—	—	—	—	—	(170,678)

Balance at December 31, 2001	603,464	(2,439)	—	(11,818)	720	(344,962)	244,965

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

			Notes		Accumulated
			Receivable	Deferred	Other		Total
	Common	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stockholders	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Issuance of 3,511,101 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	4,168	—	—	—	—	—	4,168
Issuance of 340,483 shares of common stock in connection with the purchase of patents and patent rights	—	—	—	—	—	—	—
Stock compensation	(5,201)	—	—	8,779	—	—	3,578
Repayment of notes from stockholders	456	—	—	—	—	—	456
Variable stock compensation	(1,768)	—	—	—	—	—	(1,768)
Other comprehensive income	—	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	—	(109,966)	(109,966)

Comprehensive loss	—	—	—	—	—	—	(110,552)

Balance at December 31, 2002	601,119	(2,439)	—	(3,039)	134	(454,928)	140,847

Issuance of 25,000,000 shares of common stock, in public offering, net of issuance costs of $5.1 million	67,450	—	—	—	—	—	67,450
Issuance of 5,423,213 shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	6,136	—	—	—	—	—	6,136
Issuance of 796,178 shares of common stock in connection with the purchase of patents and patent rights	—	—	—	—	—	—	—
Issuance of 222,960 shares of common stock in connection with net warrant exercises	—	—	—	—	—	—	—
Stock compensation	(568)	—	—	2,343	—	—	1,775
Repayment of notes from stockholders	202	—	—	—	—	—	202
Variable stock compensation	2,754	—	—	—	—	—	2,754
Other comprehensive income	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(87,636)	(87,636)

Comprehensive income/(loss)	—	—	—	—	—	—	(87,746)

Balance at December 31, 2003	$677,093	$(2,439)	$—	$(696)	$24	$(542,564)	$131,418

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(87,636)	$(109,966)	$(171,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	4,529	1,809	20,954
Depreciation	5,586	5,888	6,494
Loss on disposal of fixed assets, net	138	148	—
Allowance for doubtful accounts	125	90	—
Amortization of other assets	413	201	190
Fair value of equity instruments issued for services	—	—	170
Stock compensation in connection with severance agreement	—	—	75
Amortization of deferred charges, patents and patent rights	10,530	11,392	17,556
Impairment write-off of deferred charges	—	—	16,564
Write-off of purchased in-process research and development	—	—	13,600
Non cash restructuring charges	(244)	1,629	—
Changes in operating assets and liabilities:
Accounts receivable	2,216	(2,401)	1,549
Inventories	2,141	(9,549)	14,065
Prepaid expenses and other current assets	1,122	2,320	730
Other non-current assets	101	(103)	(904)
Accounts payable and accrued liabilities	(1,015)	(3,381)	(275)
Accrued restructuring charges	(2,473)	8,005	—
Deposits received under subleasing agreements	—	—	(138)

Net cash used in operating activities	(64,467)	(93,918)	(80,621)

Cash flows from investing activities:
Purchase of available-for-sale investments	(93,775)	(178,596)	(255,610)
Proceeds from sale or maturity of available-for-sale investments	169,502	249,114	155,600
Purchase of property and equipment	(1,112)	(5,581)	(7,634)
Loans to founders	—	—	5,446
Payment to development partner	(7,000)	(6,000)	(3,500)
Payment of patents and patent rights	(9,000)	(9,000)	(12,041)
Other assets	(59)	(258)	(466)

Net cash provided by/(used in) investing activities	58,556	49,679	(118,205)

Cash flows from financing activities:
Net proceeds from public offering of common stock	67,450	—	(256)
Common stock issued under stock option plans and employee stock purchase programs	6,136	4,168	2,371
Repayment of notes from stockholders	202	456	—
Proceeds from debt and capital lease obligations	—	1,140	—
Repayment of debt and capital lease obligations	(725)	(2,659)	(5,286)

Net cash provided by/(used in) financing activities	73,063	3,105	(3,171)

Change in cash and cash equivalents	67,152	(41,134)	(201,997)
Cash and cash equivalents at beginning of period	16,613	57,747	259,744

Cash and cash equivalents at end of period	$83,765	$16,613	$57,747

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$75	$639	$908
Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock in connection with net exercise of warrants	919	—	170
Issuance of common stock to employees for notes receivable	—	—	40
Issuance of common stock in connection with purchase of patent and patent rights	—	—	13,813
Issuance of common stock in connection with purchased in-process research and development	—	—	13,600
Purchase of treasury stock in exchange for cancellation of shareholder notes	—	—	2,439

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The Company

      Transmeta designs, develops and sells highly efficient x86-compatible software-based microprocessors. We believe that our microprocessors deliver a compelling balance of low power consumption, high performance, low cost and small size. These advantages are valuable to a broad range of computing platforms, especially battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include notebook computers, ultra-personal computers, or UPCs, tablet PCs, thin clients, blade servers and embedded computers. Some of these platforms provide types of computer configurations that may reduce the total cost of ownership by reducing maintenance and support costs or the total number of computing platforms that must be supported in an enterprise.

      Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995. Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation.

Fiscal Year

      Transmeta’s fiscal year ends on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks each and ended on December 26, December 27 and December 28, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The critical accounting policies that require management judgment and estimates include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically upon shipment.

      The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, significant interpretation on these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company.

Shipping and Handling Costs

      Shipping and handling costs are expensed as incurred and included in cost of revenue in the Company’s results of operations.

Comprehensive Loss

      Net comprehensive loss includes the Company’s net loss, as well as accumulated comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the years ended December 31, 2003, 2002 and 2001, respectively, is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net loss	$(87,636)	$(109,966)	$(171,251)
Net change in unrealized gain/(loss) on investments	—	(586)	573
Net change in foreign currency translation adjustments	(110)	—	—

Net comprehensive loss	$(87,746)	$(110,552)	$(170,678)

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

      The fair values of short-term and long-term capital lease obligations are based on interest rates inherent on leasing contracts. The carrying values of these obligations approximate their respective fair values.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated warranty costs upon shipment of its products. Warranty costs have been within management’s expectations to date and have not been material.

      The Company generally sells products with a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company’s policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated and to accrue for estimated incurred but unidentified issues based on historical activity. To date, there are no such accruals or related expenses.

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

      The following table presents the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(87,636)	$(109,966)	$(171,251)

Basic and diluted:
Weighted average shares outstanding	139,698	134,902	132,779
Less: Weighted average shares subject to repurchase	(6)	(183)	(3,777)

Weighted average shares used in computing basic and diluted net loss per share	139,692	134,719	129,002

Net loss per share — basic and diluted	$(0.63)	$(0.82)	$(1.33)

      The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 33,706,226, 32,917,730 and 22,885,437 shares of common stock in 2003, 2002 and 2001, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

      In relation to the Company’s December 2003 common stock offering, on January 12, 2004, the Company’s underwriters exercised their over-allotment option and purchased 3.75 million shares.

Stock-Based Compensation

      In December 2002, the FASB issued, and the Company adopted, SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS 148 amends the disclosure requirements of FASB’s SFAS 123, “Accounting for Stock-Based Compensation”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transmeta has employee stock plans that are described more fully in Note 11. The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has elected to follow the “disclosure only” alternative prescribed by SFAS 123. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss, as reported	$(87,636)	$(109,966)	$(171,251)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$4,529	$1,809	$20,954
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	$(46,462)	$(41,377)	$(39,648)
Pro forma net loss	$(129,569)	$(149,534)	$(189,945)
Basic and diluted net loss per share — as reported	$(0.63)	$(0.82)	$(1.33)
Basic and diluted net loss per share — pro forma	$(0.93)	$(1.11)	$(1.47)

      See Note 11 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

      Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. The assumptions used to value stock-based awards to consultants and vendors are similar to those used for employees except that the respective contractual life of the warrant or option was used instead of the estimated life. (See Note 11).

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

      In addition, under the terms of the outstanding stockholder notes, interest continues to accrue until the notes are paid. In assessing these notes as non-recourse, the underlying purchase price for the shares is not deemed to be fixed until the notes have been paid or otherwise settled. Accordingly, the Company determined that variable accounting is to be applied to these note arrangements as long as the notes remain outstanding. Under variable accounting, the Company records compensation expense for the vested shares for the excess, if any, of the current market value of the shares over the then current principle amount of the notes and accrued interest, determined separately for each outstanding stockholder note. This variable accounting resulted in the Company recording a stock compensation expense of $2.7 million in fiscal 2003 resulting from a higher share

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of the Company’s common stock at the end of fiscal 2003 compared to the end of fiscal 2002. Stock compensation expense related to variable accounting was a benefit of $1.8 million in fiscal 2002 and expenses of $2.5 million in fiscal 2001. The market value of the Company’s common stock was $3.24, $1.21 and $2.22 per share at the end of fiscal 2003, 2002 and 2001, respectively. During the remaining life of these outstanding stockholder notes, the Company’s reported stock compensation will be adjusted upward (expense) or downward (benefit) at each period end, based on the above stated formula.

Restructuring Charges

      The Company accounted for its restructuring activity during fiscal 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cots Incurred in a Restructuring)” for recognition of liabilities and expenses associated with exit and disposal costs when the Company made a commitment to a firm exit plan. In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Any future restructuring activities, if any, will be recorded in accordance with SFAS 146, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

Reclassifications

      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, entitled to receive a majority of the entity’s residual returns or both. A variable interest entity (VIE) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. FIN 46 became effective for financial statements issued for the first reporting period ending after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Financial Statement Components

Cash Equivalents and Short-Term Investments

      All cash equivalents and short-term investments as of December 31, 2003 and 2002 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
As of December 31, 2003:
Money market funds	$72,766	$—	$—	$72,766
Federal agency discount notes	22,000	21	21	22,000
Commercial paper	25,999	—	—	25,999

Total available-for-sale securities	$120,765	$21	$21	$120,765

Less amounts classified as cash equivalents				(83,765)

Total short-term investments				$37,000

As of December 31, 2002:
Money market funds	$16,613	$—	$—	$16,613
Municipal obligations	10,000	—	—	10,000
Federal agency discount notes	33,000	82	—	33,082
Commercial paper	69,703	52	—	69,755

Total available-for-sale securities	$129,316	$134	$—	$129,450

Less amounts classified as cash equivalents				(16,613)

Total short-term investments				$112,837

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value

	(In thousands)
As of December 31, 2003:
Amounts maturing within one year	$15,000	$15,000
Amounts maturing after one year, within five years	$22,000	$22,000

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

      Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

Customer:
Hewlett Packard International Pte Ltd.	66%	* %
Antelope Technologies	13%	* %
Sharp Trading Corporation	13%	15%
Uniquest Hong Kong	* %	52%
Mitac Technology Corp.	* %	11%

*	represents less than 10% of accounts receivable balance

      The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During fiscal 2002 the Company increased the allowance for doubtful accounts from $0 at December 31, 2001 to $90,000 at December 31, 2002, which resulted in a charge to bad debt expense of $90,000. During fiscal 2003, the Company increased the allowance for doubtful accounts from $90,000 at December 31, 2002 to $215,000 at December 31, 2003, which resulted in a charge to bad debt expense of $125,000. There were no other adjustments to the allowance for bad doubtful accounts during fiscal 2003 and 2002. Net accounts receivable at December 31, 2003 and 2002 included a revenue reserve of $23,000 and $65,000, respectively.

Inventories

      The components of inventories as of December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

	(In thousands)
Work in progress	$6,136	$8,545
Finished goods	2,660	2,392

	$8,796	$10,937

      The Company made adjustments of $1.5 million and $2.6 million for fiscal 2003 and 2002, respectively, to decrease the value of its inventory in response to lower demand and lower average selling prices expected in future periods for some of its products. Of the $8.8 million and $10.9 million of inventory on hand at December 31, 2003 and 2002, respectively, $2.6 million and $2.8 million of inventory, respectively, was stated at net realizable value. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. For fiscal 2003, the Company’s gross margins included a benefit of $0.5 million resulting from the sale of previously reserved inventory. For fiscal 2002, the Company recognized $0.7 million in gross margin related to the sale of inventory for which the value had been written down in previous periods. Additionally, the Company recognized 100% gross profit of $1.2 million in fiscal 2002, respectively, related to the reversal of previously accrued inventory related to purchase commitments due to favorable settlements of such purchase commitments.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment, net, consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Furniture and fixtures	$2,018	$2,018
Computer equipment	21,643	20,510
Computer software	11,181	11,153
Leasehold improvements	2,730	2,657

	37,572	36,338
Less: Accumulated depreciation and amortization	(32,267)	(26,764)

Property and equipment, net	$5,305	$9,574

      The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $1.9 million at 2003 and $1.0 million at 2002. Related accumulated depreciation was $0.6 million and $1.0 million in 2003 and 2002, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

Patents and Patent Rights

      Patents and patent rights, net consisted of the following:

	December 31,

	2003	2002

	(In thousands)
Patents and patent rights	$47,920	$47,920
Less: Accumulated amortization	(18,149)	(11,297)

Patents and patent rights, net	$29,771	$36,623

      Patent and patent rights are amortized on a straight-line basis over their expected life of seven years. Amortization expense of $6.8 million was recorded in fiscal 2003 and 2002 related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)
Years ending December 31,
2004	$6,846
2005	6,846
2006	6,846
2007	6,846
2008	2,387

Total future amortization	$29,771

4.	Technology License Agreements

      In December 1997, Transmeta entered into a technology license agreement with IBM Corporation (IBM), which was amended in 1999 and again in 2000. The term of the original agreement was five years. In the first amendment, in November 1999, IBM relinquished certain of the worldwide license rights previously obtained in exchange for commitments by Transmeta. These commitments included payments of $33.0 million to IBM in various installments beginning in fiscal 2001 through fiscal 2004.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The then net present value of the $33.0 million commitment (approximately $18.9 million) was recorded on the balance sheet as an element of deferred charges under license agreements with a corresponding liability. The liability is being accreted to its future value using the effective interest method at a rate of approximately 15% per annum and the accretion expense is being recorded as part of amortization of deferred charges, patents and patent rights. Accretion expense for these payments for fiscal 2003, 2002 and 2001 was $2.7 million, $3.2 million, and $3.0 million, respectively. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $7.0 million and $6.0 million was made to IBM in December 2003 and 2002, respectively, in accordance with the terms of the agreement. The future cash commitment to IBM at December 31, 2003 was as follows:

(In thousands)
Year ended December 31,
2004	$16,000
Less: Unamortized discounts	(2,087)

Present value as recorded on the balance sheet	$13,913

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

      Through the fourth quarter of 2001, the deferred charges under the IBM and Toshiba license agreements had been amortized on a straight-line basis over the remaining period of the original license agreements. During the fourth quarter of 2001, as part of the Company’s routine procedures and due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value its long-lived assets to be held and used. The assessment was performed in connection with the Company’s internal policies and pursuant to SFAS 121 because of the significant negative industry and economic trends and particularly because of the Company’s delayed shipments due to difficulties in bringing new products into high volume distribution, which significantly affected the Company’s operations and expected future operating cash flows. The conclusion of that assessment was that future cash flows did not exceed the carrying value of all long-lived assets. As a result, during the fourth quarter of 2001, the Company recorded a charge of $16.6 million to write-off such deferred charges under license agreements based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined to be zero, and was based on future cash flows for the company as a whole. The assumptions supporting the estimated future cash flows reflect management’s best estimates. Although the asset was impaired, the associated liability is in effect and will continue to accrete interest until the final payment is made, which is due in 2004.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Patents and Patent Rights

      Patents and patent rights for microprocessor technology were acquired from Seiko Epson (Epson) in May 2001. Under the patent and patent rights agreement with Epson, Transmeta agreed to pay Epson a combination of $30.0 million cash and shares of the Company’s common stock valued at $10.0 million based upon the average of the closing stock price over a defined period. The Company recorded total consideration of $38.1 million consisting of $10.8 million of Transmeta common stock, $26.8 million as the net present value of cash payments and $0.5 million of acquisition costs on the balance sheet as an element of patents and patent rights. The Company paid Epson $7.5 million in cash and 766,930 shares of the Company’s unregistered common stock in May 2001. The number of shares issued to Epson was calculated in accordance with the agreement; however for accounting purposes the value of the shares was determined using the closing price on the issuance date, or $14.10, resulting in a recorded value of $10.8 million. The Company paid Epson $7.5 million in cash in May 2003 and $7.5 million in cash in May 2002 in accordance with the terms of the agreement.

      Additional patent and patents rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patent and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million, $1.5 million and $4.0 million in cash in February 2003, 2002 and 2001, respectively. The Company issued 796,178 shares, 340,483 shares and 31,719 shares of the Company’s unregistered common stock in February 2003, 2002 and 2001, respectively. Each issuance had a market value of $1.0 million calculated in accordance with the terms of the agreement.

      The present value of future cash payments due Epson and others in 2004 accretes interest using the effective interest method at a rate of 10% per annum. Total commitments for patents and patent rights to Epson as follows:

(In thousands)
Year ended December 31,
2004	$7,500
Less: Unamortized discounts	(284)

Present value as recorded on the balance sheet	$7,216

6.	Purchased In-process Research and Development

      In April 2001, Transmeta licensed certain computing technologies and intellectual property from Advanced Micro Devices, Inc. (AMD), including AMD’s HyperTransport interconnect technology for its future products and technology initiatives. As consideration for the technology rights licensed under the agreement, the Company issued 1,000,000 unregistered shares of its common stock valued at $15.0 million based upon the average closing price of the Company’s stock prior to issuance; however, for accounting purposes the value of the shares was determined using the closing price of the stock at the date of issuance, or $13.60, resulting in a recorded value of $13.6 million. The entire $13.6 million was expensed as purchased in-process research and development during the second quarter of 2001 because the HyperTransport technology is designed for use in products that were under development at the time of acquisition.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the fourth quarter of fiscal 2003, Transmeta reassessed the adequacy of the remaining accrual and adjusted the restructuring reserve balance as a result of an update in certain underlying assumptions. The Company anticipates using portions of previously vacated space primarily to expand research and development activities. Also, the Company was able to sublease other previously vacated space earlier than originally anticipated at a lower rate than originally estimated. As a result of this update in assumptions, the Company adjusted the balance in accrued restructuring costs and recorded a credit of $244,000 in restructuring charges. Net non-cash drawdowns in fiscal 2003 primarily consist of interest accretion related to building commitments, write-offs of certain property and equipment and reclassification of drawdowns between anticipated workforce reduction and anticipated building leasehold cost.

      Accrued restructuring charges consist of the following at December 31, 2003 (in thousands):

				Provision				Provision
		Drawdowns		Balance at		Drawdowns		Balance at
	Restructuring			December 31,	Restructuring			December 31,
	Charges	Cash	Non-cash	2002	Recovery	Cash	Non-Cash	2003

Charges recorded in the quarter ended June 30, 2002:
Building leasehold costs	$8,854	$667	$284	$7,903	$(244)	$2,473	$(885)	$6,071
Property and equipment and software costs	1,629	187	1,442	—	—	—	—	—
Other	141	141	—	—	—	—	—	—

	10,624	995	1,726	7,903	(244)	2,473	(885)	6,071

Charges recorded in the quarter ended September 30, 2002:
Workforce reduction	4,102	4,000	—	102	—	—	102	—

	$14,726	$4,995	$1,726	$8,005	(244)	2,473	(783)	$6,071

8.	Commitments and Contingencies

      Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $2.2 million in 2003, $3.7 million in 2002 and $4.3 million in 2001. The facility leases provide for a 4% annual base rent increase. During fiscal 2002 and 2001, Transmeta subleased a portion of its facilities. Sublease income was $122,000 in 2002 and $547,000 in 2001. Of the total operating lease commitments of $19.9 million included in the table below, the Company has accrued $6.1 million of the liabilities as a component of accrued restructuring costs (See Note 7). During fiscal 2003, Transmeta entered into an agreement that expires in 2007 to sublease a portion of its facilities that was vacated as part of the 2002 restructuring plan. Accordingly, sublease income of $128,000 in fiscal 2003 derived from this agreement was charged to the accrued restructuring charge balance.

      The Company finances certain equipment and software under noncancelable lease agreements that are accounted for as capital leases.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, future minimum payments for capital and operating lease obligations are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years ending December 31,
2004	$407	$4,338
2005	371	4,393
2006	—	4,544
2007	—	4,696
2008	—	2,385
Income from subleases	—	(451)

Total minimum lease payments	778	$19,905

Less amount representing interest	(52)

Present value of capital lease obligations	726
Less current portion	370

Non-current portion	$356

      Transmeta’s foundry relationship with TSMC allows the Company to cancel all outstanding purchase orders, but requires Transmeta to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2003, TSMC had incurred approximately $1.9 million of manufacturing expenses on the Company’s outstanding purchase orders.

      Transmeta outsources certain production and non-production related services to a third-party supplier. Under the terms of an agreement with the supplier, Transmeta has a non-cancelable $1.4 million purchase commitment for certain services, of which $0.5 million have been purchased and an additional $0.6 million have been pre-paid as of December 31, 2003. Under the terms of the agreement, Transmeta must fulfill its purchase obligation before July 2004, or risk losing the prepaid funds if the Company is unable to extend the purchase commitment deadline. As of December 31, 2003, management feels that the Company will be able to satisfy its purchase commitment before the agreement’s expiration date.

9.	Debt

      Transmeta issued promissory notes to financing companies in the principal amounts of $1.4 million in 1999, which mature through January 2003. As of December 31, 2003, these notes have been fully paid. No additional notes were issued after 1999. In connection with the notes, Transmeta issued to the note holders warrants to purchase 735,032 shares of common stock. Warrants to purchase 685,032 shares of common stock were issued with an exercise price of $1.25 and expire between March 2004 and April 2008. Warrants to purchase 50,000 shares of common stock were issued with an exercise price of $3.00 and expire in May 2005. These warrants were assigned an aggregate value of $78,000 on the basis of Black-Scholes valuation models using the contractual lives ranging from six to ten years and a volatility of 0.80. The value of the warrants was recorded as a discount against the respective borrowings. The amount of discount accreted and recorded as interest expense for the years ended December 31, 2003, 2002 and 2001 was $0, $0 and $7,000, respectively. In October 2003, one of the note holders, who was issued a warrant to purchase 320,000 shares of common stock, exercised the warrant and paid the $1.25 per share exercise price by a net exercise of the warrant through the surrender of shares issuable under the warrant. The note holder was issued 222,960 shares of common stock from this net exercise. See Note 11 for warrants outstanding to purchase common stock at December 31, 2003.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

      In December 2003, the Company completed a public offering of 25,000,000 shares of common stock at a price of $2.90 per share. Total net proceeds, after $4.4 million of underwriter discounts and commissions and $0.7 million of expenses, were $67.5 million.

Common Stock Reserved for Issuance

      Shares reserved for future issuance are as follows:

	December 31,

	2003	2002

Warrants outstanding	566,228	1,046,228
Options outstanding	33,139,998	31,871,502
Employee Stock Purchase Plan	4,067,421	5,972,977
Future option grants	4,229,540	1,100,358

	42,003,187	39,991,065

Shares subject to repurchase	—	590,507

Common Stock Warrants

      Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2003:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date

October 1995	60,196	$0.41	October 2005
January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008
May 1998	50,000	$3.00	May 2005
March 1999	68,000	$3.00	March 2004
February 2000	8,000	$5.00	February 2005
March 2001	15,000	$5.00	March 2005

Total number of shares	566,228

      All warrants have been valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 11) except that a volatility of 0.80 was used was used through fiscal 2000. Assigned values of $30,000 and $17,000 associated with these warrant issuances were recorded as common stock in 2000 and 1999, respectively, and were amortized as interest expense over the term of the agreement or the period the services were rendered. Costs associated with warrants issued during 2001 were immaterial.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2003 and 2002, there were no shares of preferred stock outstanding.

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

2000 Equity Incentive Plan

      The 2000 Equity Incentive Plan (“the Plan”) was adopted in September 2000 and became effective November 6, 2000. The Plan serves as the successor to the 1997 Equity Incentive Plan, and authorizes the award of options, restricted stock and stock bonuses and provides for the grant of both incentive stock options (“ISO’s”) that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. The exercise price of the incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of the common stock on the date of grant. The maximum term of the options granted is ten years. During any calendar year, no person will be eligible to receive more than 4,000,000 shares, or 6,000,000 shares in the case of a new employee.

      Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 6,804,307, 6,611,728 and 6,520,946 shares were added to the Plan in 2003, 2002 and 2001, respectively. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 728,479, 3,116,323 and 1,508,882 shares were also added to the Plan in 2003, 2002 and 2001, respectively.

Non-Plan Stock Option Grants

      Transmeta has from time to time granted options outside of its plans (“non-plan stock options”). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2003, 2002 and 2001.

Prior Equity Incentive Plans

      The 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan (the “Prior Plans”) provided for the grant of ISOs to employees and the grant of nonstatutory stock options to employees, directors and consultants. Options granted under the Prior Plans were designated as “ISO,” or “nonstatutory stock options” at the discretion of Transmeta, with exercise prices not less than the fair market value at the date of grant. Options granted under the Prior Plans generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years and expire ten years from the grant date.

Stock Option Summary

      The following is a summary of the Company’s stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

		Options Outstanding

			Weighted	Weighted
	Shares		Average	Average
	Available for	Number of	Exercise	Grant Date
	Grant	Shares	Price	Fair Value

Balance at December 31, 2000	6,974,000	16,586,546	$4.72
Additional shares reserved	8,029,828	—
Options granted	(8,791,821)	8,791,821	$3.62	$2.70
Options exercised	—	(1,670,589)	$0.94
Options canceled	484,834	(1,868,569)	$5.15

Balance at December 31, 2001	6,696,841	21,839,209	$4.53
Additional shares reserved	9,728,051	—
Options granted	(22,278,100)	22,278,100	$1.94	$1.59
Options exercised	—	(1,187,191)	$0.68
Options canceled	6,953,566	(11,058,616)	$4.35

Balance at December 31, 2002	1,100,358	31,871,502	$2.93

Additional shares reserved	7,532,786	—
Options granted	(6,889,750)	6,889,750	$1.65	$1.04
Options exercised	—	(2,336,796)	$1.53
Options canceled	2,486,146	(3,284,458)	$3.27

Balance at December 31, 2003	4,229,540	33,139,998	$2.73

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Weighted Average
Shares exercisable at:	Shares	Exercise Price

December 31, 2001	6,067,480	$4.15
December 31, 2002	8,493,708	$3.92
December 31, 2003	14,876,266	$3.36

      The exercise prices for options outstanding and exercisable as of December 31, 2003 and their weighted average remaining contractual lives were as follows:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

As of December 31, 2003:
$0.19-$0.95	4,910,009	8.1	$0.88	2,631,163	$0.82
$0.96-$1.27	5,053,250	8.6	$1.14	1,722,841	$1.15
$1.30-$1.57	5,106,373	9.4	$1.55	753,718	$1.56
$1.58-$2.38	4,032,487	8.1	$2.31	1,993,846	$2.35
$2.40-$2.60	5,181,085	8.3	$2.52	1,560,144	$2.55
$2.66-$5.25	5,099,041	7.3	$3.77	3,426,876	$3.91
$5.30-$27.88	3,757,753	6.7	$8.18	2,787,678	$8.13

$0.19-$27.88	33,139,998	8.1	$2.73	14,876,266	$3.36

2000 Employee Stock Purchase Plan

      Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 1,360,861, 1,322,346 and 1,304,189 shares were added to the Purchase Plan in 2003, 2002 and 2001, respectively. In May 2002, the Company’s stockholders authorized an additional 4,000,000 shares to be available under the Purchase Plan. As of December 31, 2003, 5,919,975 shares had been issued under the Purchase Plan.

Deferred Stock Compensation

      Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of certain options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the accelerated graded method, over the four year vesting periods of the individual stock options. During 2003, 2002 and 2001, the Company recorded $1.8 million, $3.6 million and $16.8 million, respectively, of net amortization expense related to deferred stock compensation. The net amortization expense recorded during fiscal 2002 included a credit of $1.7 million for stock option cancellations resulting from the Company’s workforce reduction in the third quarter.

Accounting for Stock-Based Compensation

      The Company has elected to follow APB Opinion 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion 25, the Company recognizes no compensation expense with respect to awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

      Notes Receivable from Stockholders. Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. At December 31, 2003, the outstanding notes issued by employees to exercise stock options bear interest at rates ranging from 4.77% to 6.60% and have original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.

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

      Transmeta will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of its stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2003, the Company had 1,108,000 shares that are subject to variable stock compensation at prices ranging from $0.19 to $0.65 per share. During fiscal 2003, the Company recorded $2.7 million of variable stock compensation expense relating to these stock awards. During fiscal 2002, stock compensation included a credit of $1.8 million recorded to stock compensation expense due to a lower market price of our common stock at the end of fiscal 2002 compared to the end of fiscal 2001. During fiscal 2001, Transmeta recorded $2.5 million of variable stock compensation expense relating to these stock awards. In addition, the Company recorded additional stock compensation expense of $0.7 million to write-off all interest that had accrued under the other recourse notes. In the future, if the price of the Company’s stock increases $1 per share it will result in approximately $1.1 million of additional stock compensation expense, or if the stock decreases $1 per share it will result in a benefit (reduction) in stock compensation expense of approximately the same amount. Because variable stock compensation expense is calculated based on the current market value of the Company’s common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. The Company also has an additional 1,100,000 shares that are subject to variable accounting if its stock price increases above approximately $11.50 per share. However, the Company has a call option on these shares that it intends to exercise before the stock price exceeds $11.50 per share and does not believe it will incur variable stock compensation on these shares.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Options			ESPP

	Years Ended			Years Ended
	December 31,			December 31,

	2003	2002	2001	2003	2002	2001

Expected volatility	0.86	1.3	1.1	1.1	1.2	1.3
Expected life in years	4	4	4	.5	.5	.5
Risk-free interest rate	2.3%	3.7%	4.4%	2.0%	2.5%	4.0%
Expected dividend yield	0	0	0	0	0	0

12.	Employee Benefit Plan

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

13.	Related Party Transaction

      Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. The agreement resulted in recognition of license revenue of $140,000 during fiscal 2003.

14.	Income Taxes

      Transmeta recorded a provision for foreign income taxes of $32,000 and $21,000 for fiscal 2003 and 2002, respectively, in interest income and other, net. No provision was recorded for income taxes in fiscal 2001.

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(29,689)	$(37,381)	$(58,225)
Foreign income taxes	32	21	—
Valuation Allowance	29,689	37,381	58,225

Provision for income taxes	$32	$21	$—

      Deferred income taxes reflect the net tax effects of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Federal operating loss carryforwards	$131,500	$99,000	$67,400
State operating loss carryforwards	6,500	5,000	5,400
Federal tax credit carryforwards	9,000	8,000	6,500
State tax credit carryforwards	7,000	6,000	3,300
Non-deductible reserves and capitalized expenses	28,000	35,000	29,600

	182,000	153,000	112,200
Less: Valuation allowance	(182,000)	(153,000)	(112,200)

Net deferred taxes	$—	$—	$—

      Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $29.0 million in 2003, $40.8 million in 2002 and $53.5 million in 2001.

      The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2023, if not previously utilized. The state operating loss and tax credit carryforwards will expire beginning in 2005, if not previously utilized. Utilization of the Company’s net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss being utilized.

      The Company incurred pre-tax income from foreign operations of $0.5 million in fiscal 2003. During fiscal 2002 and 2001, pre-tax losses from foreign operations totaled $20.7 million and $14.0 million, respectively.

15.	Segment Information

      Transmeta has adopted the FASB’s SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”. Transmeta operates and is evaluated by management on a single segment basis; the development, marketing and sale of hardware and software technologies for the mobile computing market. Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net revenue by major geographic area:

	Years Ended
	December 31,

	2003	2002	2001

Japan	44%	79%	67%
China/ Hong Kong	39%	6%	* %
Taiwan	13%	14%	24%
North America	4%	1%	9%

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following customers accounted for more than 10% of total revenue:

	Years Ended
	December 31,

	2003	2002		2001

Customer:
Uniquest Hong Kong**	21%	*	%	* %
Sharp Trading Corporation	20%	*	%	* %
Fujitsu America Inc.	16%	26%		12%
Hewlett Packard International Pte Inc.	14%	*	%	* %
Sony Trading International Corp.	* %	37%		30%
Toshiba America Inc.	* %	*	%	18%
Siltrontech Electronics Corporation	* %	*	%	11%

*	represents less than 10% of total revenue

**	Uniquest Hong Kong made these purchases acting as the distributor of our product for the Hewlett Packard Tablet PC program.

16.	Legal Proceedings

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Subsequent Event

      In relation to the Company’s December 2003 common stock offering, on January 12, 2004, the Company’s underwriters exercised their over-allotment option and purchased 3.75 million shares, resulting in net proceeds to the company, before expenses, of $10.2 million. The shares were offered under the shelf S-3 registration statement that was filed by Transmeta with the Securities and Exchange Commission (the “SEC”) and declared effective on July 29, 2003 by the SEC.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Quarterly Results of Operations (Unaudited)

      The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2003 and fiscal 2002, each of which consists of 13 weeks. For ease of presentation, the quarterly financial statements are shown as ending on calendar quarters. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except for per share data)
Revenue:
Product	$3,316	$2,365	$4,601	$5,943	$6,118	$6,443	$7,539	$4,147
License	240	323	453	74	—	—	—	—

Total revenue	3,556	2,688	5,054	6,017	6,118	6,443	7,539	4,147
Cost of revenue:
Product	3,661	3,073	4,998	4,452	4,680	3,994	5,617	2,836
License	140	—	—	—	—	—	—	—

Total cost of revenue	3,801	3,073	4,998	4,452	4,680	3,994	5,617	2,836
Gross profit (loss)	(245)	(385)	56	1,565	1,438	2,449	1,922	1,311

Operating expenses Research and development	11,404	12,452	12,190	12,479	12,632	13,707	19,184	18,080
Selling, general and administrative	7,240	5,978	6,347	6,634	6,991	6,255	8,737	7,934
Restructuring charges	(244)	—	—	—	—	4,102	10,624	—
Amortization of deferred charges, patent and patent rights	2,628	2,628	2,634	2,640	2,848	2,848	2,848	2,848
Stock compensation	696	2,302	1,095	436	1,214	(1,651)	(2,558)	4,804

Total operating expenses	21,724	23,360	22,266	22,189	23,685	25,261	38,835	33,666

Operating loss	(21,969)	(23,745)	(22,210)	(20,624)	(22,247)	(22,812)	(36,913)	(32,355)
Interest income and other, net	167	203	312	707	628	1,137	1,425	1,772
Interest expense	(114)	(116)	(123)	(124)	(67)	(90)	(140)	(304)

Net loss	$(21,916)	$(23,658)	$(22,021)	$(20,041)	$(21,686)	$(21,765)	$(35,628)	$(30,887)

Net loss per share — basic and diluted	$(0.15)	$(0.17)	$(0.16)	$(0.15)	$(0.16)	$(0.16)	$(0.27)	$(0.23)

Weighted average shares outstanding — basic and diluted	142,747	139,844	138,678	137,551	136,850	135,561	133,868	132,997

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

      Changes in Internal Controls. During the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules — All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

      The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.

Exhibit
Number		Exhibit Title

10.07		Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10		Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11		Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.12		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.13		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23	.01*	Consent of Ernst & Young LLP, Independent Auditors.
24	.01*	Power of Attorney. See Signature Page.
31	.01*	Certification by Matthew R. Perry pursuant to Rule 13a-14(a).
31	.02*	Certification by Svend-Olav Carlsen pursuant to Rule 13a-14(a).
32	.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

      (b) Reports on Form 8-K

      On November 25, 2003, we filed a current report on Form 8-K under items 5 and 7 respecting a press release we issued announcing that we intended to offer shares of our common stock in a public offering.

      On December 4, 2003, we filed a current report on Form 8-K under item 5 announcing that David R. Ditzel made a previously and regularly scheduled sale of 100,000 shares of stock pursuant to a preexisting sales plan.

      On December 17, 2003, we filed a current report on Form 8-K under item 5 announcing that we had included certain disclosures in the preliminary prospectus supplement filed with the Securities and Exchange Commission on November 25, 2003.

      On December 18, 2003, we filed a current report on Form 8-K under items 5 and 7 respecting a press release we issued announcing that we had priced the offering of shares of our common stock in a public offering.

      On December 18, 2003, we filed a current report on Form 8-K under item 5 announcing that R. Hugh Barnes had made a scheduled and limited sale of 48,690 shares of common stock consistent with a lock-up agreement that he entered into in connection with the offering of shares of our common stock in a public offering.

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

Dated: March 5, 2004

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

Signature	Title	Date

/s/ MATTHEW R. PERRY Matthew R. Perry	Chief Executive Officer [Principal Executive Officer]	March 5, 2004

/s/ SVEND-OLAV CARLSEN Svend-Olav Carlsen	Chief Financial Officer [Principal Financial Officer and Duly Authorized Officer]	March 5, 2004

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	March 5, 2004

/s/ R. HUGH BARNES R. Hugh Barnes	Director	March 5, 2004

/s/ DAVID R. DITZEL David R. Ditzel	Director	March 5, 2004

/s/ WILLIAM P. TAI William P. Tai	Director	March 5, 2004

Signature	Title	Date

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 5, 2004

/s/ RICK TIMMINS Rick Timmins	Director	March 8, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**

Exhibit
Number	Exhibit Title

10.12	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.13	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14	Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15	Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
21.01	Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01*	Consent of Ernst & Young LLP, Independent Auditors.
24.01*	Power of Attorney. See Signature Page.
31.01*	Certification by Matthew R. Perry pursuant to Rule 13a-14(a).
31.02*	Certification by Svend-Olav Carlsen pursuant to Rule 13a-14(a).
32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.