Form 10-Q
period 2004-03-31
TRANSMETA CORP
filed 2004-05-05
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     There were 173,978,629 shares of the Company’s common stock, par value $0.00001 per share, outstanding on April 23, 2004.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,133	$83,765
Short-term investments	58,900	37,000
Accounts receivable, net	3,145	1,719
Inventories	7,757	8,796
Prepaid expenses and other current assets	4,671	3,671

Total current assets	128,606	134,951
Property and equipment, net	5,042	5,305
Patents and patent rights, net	28,060	29,771
Other assets	1,766	1,563

Total assets	$163,474	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,460	$1,900
Accrued compensation and related compensation liabilities	4,238	4,986
Other accrued liabilities	4,991	5,360
Current portion of accrued restructuring charges	1,845	1,916
Current portion of long-term payables	21,821	21,129
Current portion of long-term debt and capital lease obligations	341	370

Total current liabilities	36,696	35,661
Long-term accrued restructuring costs, net of current portion	3,818	4,155
Long-term debt and capital lease obligations, net of current portion	269	356
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.00001 par value Authorized shares — 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in Authorized shares — 1,000,000,000. Issued and outstanding shares - 173,615,836 at March 31, 2004 and 167,528,493 at December 31, 2003	691,528	677,093
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(488)	(696)
Accumulated other comprehensive income	27	24
Accumulated deficit	(565,937)	(542,564)

Total stockholders’ equity	122,691	131,418

Total liabilities and stockholders’ equity	$163,474	$171,590

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenue:
Product	$5,007	$5,943
License	195	74

Total revenue	5,202	6,017
Cost of revenue:
Product	5,372	4,452
License	242	—

Total cost of revenue	5,614	4,452

Gross profit (loss)	(412)	1,565
Operating expenses:
Research and development(1)(2)	12,717	12,479
Selling, general and administrative(3)(4)	6,721	6,634
Amortization of deferred charges, patents and patent rights	2,404	2,640
Stock compensation	1,350	436

Total operating expenses	23,192	22,189

Operating loss	(23,604)	(20,624)
Interest income and other, net	246	707
Interest expense	(15)	(124)

Net loss	$(23,373)	$(20,041)

Net loss per share — basic and diluted	$(0.14)	$(0.15)

Weighted average shares outstanding — basic and diluted	171,869	137,551

(1)	Excludes $127 and $418 in amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003, respectively.

(2)	Excludes $471 and $(24) in variable stock compensation for the three months ended March 31, 2004 and 2003, respectively.

(3)	Excludes $79 and $237 in amortization of deferred stock compensation for the three months ended March 31, 2004 and 2003, respectively.

(4)	Excludes $673 and $(195) in variable stock compensation for the three months ended March 31, 2004 and 2003, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(23,373)	$(20,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,350	436
Depreciation	958	1,540
Amortization of other assets	—	88
Amortization of deferred charges, patents and patent rights	2,404	2,640
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	1,418
Inventories	1,039	970
Prepaid expenses and other current assets	(1,204)	(1,079)
Accounts payable and accrued liabilities	35	(2,638)

Net cash used in operating activities	(20,217)	(16,666)

Cash flows from investing activities:
Purchase of available-for-sale investments	(45,754)	(47,507)
Proceeds from sale or maturity of available-for-sale investments	23,857	108,698
Purchase of property and equipment	(695)	(528)
Payment of patent and patent rights	—	(1,500)
Other assets	—	(59)

Net cash provided by / (used in) investing activities	(22,592)	59,104

Cash flows from financing activities:
Net proceeds from public offering of common stock	10,223	—
Proceeds from sales of common stock under ESPP and stock option plans	2,253	1,341
Repayment of notes from stockholders	817	—
Repayment of debt and capital lease obligations	(116)	(159)

Net cash provided by financing activities	13,177	1,182

Change in cash and cash equivalents	(29,632)	43,620
Cash and cash equivalents at beginning of period	83,765	16,613

Cash and cash equivalents at end of period	$54,133	$60,233

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended March 26, 2004 and March 28, 2003 each consisted of 13 weeks.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands, except
	per share amounts)
Basic and diluted:
Net loss	$(23,373)	$(20,041)
Basic and diluted:
Weighted average shares outstanding	171,869	137,572
Less: Weighted average shares subject to repurchase	—	(21)

Weighted average shares used in computing basic and diluted net loss per share	171,869	137,551

Net loss per share — basic and diluted	$(0.14)	$(0.15)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 32,912,286 and 32,920,990 shares of common stock at March 31, 2004 and 2003, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Stock Based Compensation

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

     The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and has elected to follow the “disclosure only” alternative prescribed by SFAS 123. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net loss, as reported	$(23,373)	$(20,041)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,350	436
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(10,917)	(10,190)
Pro forma net loss	$(32,940)	$(29,795)
Basic and diluted net loss per share — as reported	$(0.14)	$(0.15)
Basic and diluted net loss per share — pro forma	$(0.19)	$(0.22)

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

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Expected volatility	0.79	0.75	1.01	1.03
Expected life in years	4.0	4.0	0.5	0.5
Risk-free interest rate	2.7%	2.6%	1.1%	1.4%
Expected dividend yield	0	0	0	0

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three-month periods ended March 31, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net loss	$(23,373)	$(20,041)
Net change in unrealized loss on investments	(2)	(96)
Net change in foreign currency translation adjustments	5	—

Net comprehensive loss	$(23,370)	$(20,137)

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Work in progress	$5,743	$6,136
Finished goods	2,014	2,660

	$7,757	$8,796

     Of the $7.8 million and $8.8 million of inventory on hand at March 31, 2004 and December 31, 2003, respectively, $4.2 million and $2.6 million of inventory, respectively, were stated at net realizable value. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. During the first quarters of fiscals 2004 and 2003, previously written down products were sold at or near their previously estimated values.

6. Restructuring Charges

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

     During the fourth quarter of fiscal 2003, Transmeta reassessed the adequacy of the remaining accrual and adjusted the restructuring reserve balance as a result of an update in certain underlying assumptions. The Company determined that it will use portions of previously vacated space primarily to expand research and development activities. Also, the Company was able to sublease other previously vacated space earlier than anticipated and at a lower rate than originally estimated.. No adjustments in the accrued restructuring charges were made for the quarter ended March 31, 2004.

     Accrued restructuring charges consist of the following at March 31, 2004 (in thousands):

	Provision				Provision
	Balance at	Drawdowns			Balance at
	December 31,				March 31,
	2003	Cash	Non-Cash		2004
Building leasehold costs	$6,071	$408	$	—	$5,663

7. Legal Proceedings

      The Company is a party in one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. The Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.

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

Overview

     We design, develop and sell highly efficient x86-compatible software-based microprocessors. Since the introduction of our first family of microprocessors in January 2000, the Crusoe series, we have derived the majority of our revenue from the sale of these products. In October 2003, we introduced the Efficeon TM8000 family of microprocessors, which is our next family of x86-compatible processors. In fiscal 2003, and through the first quarter of fiscal 2004, we recognized a limited amount of revenue from technology and trademark license agreements. During the first quarter of fiscal 2004, we entered into a licensing agreement with NEC Electronics, or NEC, wherein they licensed our LongRun2 technologies for power management and transistor leakage control. The agreement with NEC includes deliverable-based license fees as well as subsequent royalties payable to us once NEC begins production of products incorporating our technologies, which NEC currently expects to begin in late 2005. We will continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry.

     Our total revenue for the first three months of fiscal 2004 was $5.2 million, compared to $6.0 million for the corresponding period in fiscal 2003. This change in revenue is primarily due to a decrease in unit volume shipped and a decrease in Crusoe TM5800 average selling prices, or ASPs, as a result of these products nearly reaching the end of their cycle in the notebook computing segment and as we transition the product into segments such as the embedded and thin client markets, which traditionally have lower ASPs. We had total operating expenses of $23.2 million and $22.2 million for the first three months in fiscal 2004 and fiscal 2003, respectively. Net loss for the first three months of fiscal 2004 was $23.4 million, while net loss for the same period last year was $20.0 million. Historically we have incurred significant losses, and as of March 31, 2004, we had an accumulated deficit of $565.9 million.

     The majority of our sales have been to a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the first three months of fiscals 2004 and 2003:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Customer A	55%	* %
Customer B	15%	19%
Customer C	13%	* %
Customer D	* %	31%
Customer E	* %	23%

*	represents less than 10% of total revenue

Three of our customers accounted for 89% of our accounts receivable balance as of March 31, 2004. This compares to three of our customers representing 92% of our accounts receivable at December 31, 2003.

     Pricing pressure on our TM5800 product has increased and may continue to increase as the product has matured and transitions into geographies and market segments, such as the embedded and thin client markets, that traditionally demand lower average selling prices. However, we expect overall gross margins to increase in the long term as we shift our product mix to the new Efficeon TM8000 processor, which is targeted at the high-volume notebook market, for which we receive higher ASPs than those of the TM5800. Additionally, our goal is to improve gross margins once we are able to satisfactorily decrease manufacturing costs of our new Efficeon TM8000 processors, which generally occurs after the product starts to mature. We began shipment in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor, manufactured using a 130 nanometer complementary metal oxide semiconductor, or CMOS, process. We believe that we must successfully complete the transition of the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process in order to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to compete in the microprocessor market. In early April, we began sampling these processors and now expect to begin limited production in mid 2004.

     In relation to our December 2003 common stock offering, the underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in January of 2004, resulting in net proceeds to us, before expenses, of $10.2 million. We have historically reported negative cash flows from operations, and we intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and related gross profit to cover operational expenses as well as anticipated increases in our working capital other than cash. Our ability to increase sales of our Crusoe TM5800 products into additional market segments, achieve market acceptance of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and successfully transition our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs.

     For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended March 31, 2004 and 2003 each consisted of 13 weeks and ended on March 26 and 28, respectively.

Critical Accounting Policies

     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 9, 2004. There have been no changes in any of our critical accounting policies since December 31, 2003.

Results of Operations

Total Revenue

     Our products are targeted at a broad range of computing platforms, particularly battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include thin clients, notebook computers, embedded computers and blade servers, tablet PCs, and ultra-personal computers, or UPCs. Total revenue, which includes product and license revenue, for each computing market segment, is presented as a percentage of total revenue in the following table:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Product:
Thin client desktop	55%	4%
Notebook computers	28%	48%
Tablet PC’s	9%	36%
Embedded/servers	4%	9%
UPCs	—	2%
License:	4%	1%

     During the first quarter of fiscal 2004, ended March 31, 2004, we recognized $0.2 million of revenue related to a license and service agreement that we entered into during fiscal 2003. In the first quarter of fiscal 2004, we licensed our LongRun2 technologies for power management and transistor leakage control to NEC Electronics. Through March 31, 2004, we have not recognized any revenue from the licensing agreement with NEC. We will continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry. For example, we believe our proprietary LongRun2 leakage control technology could be valuable to the semiconductor industry and could generate significant future licensing revenues for us without impairing our microprocessor product business.

     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands)
Product	$5,007	$5,943
License	195	74

Total revenue	$5,202	$6,017

     Total revenue was $5.2 million for the first quarter of fiscal 2004, compared to $6.0 million for the same period last year. The decrease in revenue is attributed to a 12% decrease in net product shipped during the most recent quarter, as well as a 4% decrease in ASPs. While the ASPs of our Crusoe processors in the most recent quarter have decreased compared to the same period last year, the higher ASPs of our recently introduced Efficeon processors have partly offset this decrease.

     Pricing pressure on the TM5800 has increased and may continue to increase as the product has matured and transitions into geographies and market segments that traditionally demand lower ASPs. We will continue to manufacture the TM5800 as we have migrated the processor into market segments such as the embedded and thin client markets, from which we expect the processor to derive the majority of its future revenue. The Efficeon product is targeted at the high-volume notebook and other markets with requirements for low power and low heat generation characteristics, such as the UPC and the tablet PC markets, which traditionally demand higher ASPs and with which our goal is to generate improved gross margin. We started shipping the Efficeon product in the fourth quarter of fiscal 2003. Revenue recognized from sales of this product represented less than 20% of total revenue for the first quarter of fiscal 2004.

Gross Margin

     Our gross margin is comprised of the components displayed in the following table, shown as a percentage of total revenue:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenue:
Product	96.3%	98.8%
License	3.7%	1.2%

Total revenue	100.0%	100.0%
Cost of revenue:
Product Cost	93.9%	64.8%
Underabsorbed overhead	9.3%	9.2%

Cost of product revenue	103.2%	74.0%
Cost of license revenue	4.7%	—%

Total cost of revenue	107.9%	74.0%
Gross margin	(7.9)%	26.0%

     Gross margin was negative 7.9% for the first quarter of fiscal 2004 compared to 26.0% for the same period last year, representing a decrease of 33.9 percentage points. As a percent of total revenue, our product costs increased 29.1 percentage points, from 64.8% to 93.9%, mostly as a result of a decrease in average selling prices, which is used as a component of the denominator in this calculation. In addition to this decline in average selling prices, mostly contributed by our Crusoe line of products, we saw an increase in the average dollar cost of products sold in the first quarter of fiscal 2004 compared to the same period last year, mostly related to sales of our Efficeon TM8000 processor. The initial product cost for our Efficeon TM8000 processors was significantly higher than product sold in the same period last year as the first quarter of fiscal 2004 was our first full quarter of producing this product, and accordingly, our product cost was higher than what we would expect for a mature product.

     Our product cost for the first quarter of fiscal 2004 included a charge of $0.3 million related to certain prepaid manufacturing charges for which we do not expect to receive a future economic benefit. This charge was partly offset by a credit of $0.1 million related to a previously unanticipated refund for manufacturing tools that had already been expensed in previous periods as part of cost of product revenue. The net effect of these two items represents 3.7% of our gross margin for the first quarter of fiscal 2004.

     Gross margin was adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For the first quarter of fiscal 2004, these unabsorbed costs were $0.5 million, or 9.3% of total revenue, compared to $0.6 million, or 9.2% of total revenue, for the same period in the prior year. We expect to increase the utilization of our manufacturing overhead in coming periods as we shift our product mix to the Efficeon TM8000, and as the volume of shipments of our Crusoe TM5800 product increases.

     Of the $7.8 million and $8.8 million of inventory on hand at March 31, 2004 and December 31, 2003, respectively, $4.2 million and $2.6 million of inventory, respectively, were stated at net realizable value, which was lower than the respective historical cost. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue differs from their currently adjusted values. During the first quarters of fiscals 2004 and 2003, previously written down products were sold at or near their previously estimated values.

     We recorded license and service revenues of $0.2 million in the first quarter of fiscal 2004, for which we recorded a gross loss of $47,000. As a result of certain events that occurred in the first quarter of fiscal 2004, we recognized $134,000 in expenses that had been deferred from previous periods, which contributed to the loss. We currently do not expect to have negative margins from license and service revenues in the future.

Research and Development

     Research and development was $12.7 million for the first quarter of fiscal 2004 compared to $12.5 million for the same period last year, representing an increase of $0.2 million, or 1.6%. The change in research and development expenses is primarily due to increased spending of $0.6 million in consultant expenses and software and hardware maintenance costs, resulting from increased efforts devoted to the development of the 130 nanometer and 90 nanometer manufacturing technology for our Efficeon TM8000 family of microprocessors, as well as our LongRun2 power management technologies. This increase is offset by decreases in depreciation expenses of $0.3 million, primarily due to certain property and equipment being fully depreciated throughout the last fiscal year. In addition to the resources devoted to our Efficeon TM8000, the remaining portion of our fiscal 2004 expenditures was used for sustaining engineering efforts on our TM5800 microprocessors.

Selling, General and Administrative

     Selling, general and administrative was $6.7 million for the first quarter of fiscal 2004 compared to $6.6 million for the same period last year, representing an increase of $0.1 million, or 1.5%. The change in selling, general and administrative is due to increases in compensation costs of $0.9 million and advertising and sales costs of $0.3 million. Increases in these areas were primarily the result of our continued efforts to hire additional personnel and to promote awareness of our Efficeon TM8000 processor. These increases were offset by decreases in legal expenses of $0.6 million, outside services of $0.3 million and depreciation expense of $0.2 million. For the remainder of fiscal 2004, we may increase our selling costs as we plan to initiate a marketing alliance program that is specifically designed and structured to promote our customers’ products, to drive awareness, foster market opportunities, and help generate sales.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization of deferred charges, patents and patent rights was $2.4 million for the first quarter of fiscal 2004 compared to $2.6 million for the same period last year, representing a decrease of $0.2 million, or 7.7%. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. This decrease can be attributed to a reduction in payments due under our patent and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased $14.5 million, from $38.0 million at March 31, 2003 to $23.5 million at March 31, 2004.

Stock Compensation

     Stock compensation was $1.4 million for the first quarter of fiscal 2004 compared to $0.4 million for the same period last year, representing an increase of $1.0 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for the first quarter of fiscal 2004 was $0.2 million, compared to $0.7 million for the same period last year. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations. Variable stock compensation for the first quarter of fiscal 2004 was $1.1 million, compared to a credit of $0.2 million for the same period last year. This charge is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. The increase in the variable stock compensation component resulted from adjustments made for certain notes receivable from stockholders that had been fully paid, as well as a higher market price of our stock as of March 31, 2004, compared to the same period in the prior year.

Interest Income and Other, Net and Interest Expense

     Interest income and other, net for the first quarter of fiscal 2004 was $0.2 million, compared to $0.7 million for the same period last year, representing a decrease of $0.5 million, or 71.4%. This decrease was due to lower average invested cash balances as we continued to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. Interest expense for the first quarter of fiscal 2004 was $15,000, compared to $124,000 for fiscal 2003, representing a decrease of $109,000, or 87.9%. This decrease was primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2003, as well as decreases in certain accretion expenses related to our facilities lease commitments.

Liquidity and Capital Resources

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net cash used in operating activities	$(20,217)	$(16,666)
Net cash provided by/(used in) investing activities	(22,592)	59,104
Net cash provided by financing activities	13,177	1,182

Increase/(Decrease) in cash and cash equivalents	$(29,632)	$43,620

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

     In the period through March 31, 2005 and over the longer term, our capital requirements will depend on many factors, including but not limited to general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. As we shift our product mix to our next family of microprocessors, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, we will need to increase our non-cash working capital, and accordingly, the net cash which we will use in our operating activities will increase.

     Our ability to increase sales of our Crusoe TM5800 products into additional market segments, decrease manufacturing costs for our Crusoe TM5800 and Efficeon TM8000 products, achieve market acceptance of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and successfully transition our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs. All of these factors are subject to significant risks and uncertainties.

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

     As of March 31, 2004 we had $113.0 million in cash, cash equivalents and short-term investments compared to $120.8 million at December 31, 2003.

     Net cash used in operating activities was $20.2 million for the three months ended March 31, 2004, compared to $16.7 million for the corresponding period in fiscal 2003. Net cash used during the first quarter of fiscal 2004 was primarily the result of a net loss of $23.4 million, an increase in accounts receivable of $1.4 million and an increase in prepaid and other current assets of $1.2 million. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $2.4 million, adjustments to stock compensations of $1.4 million and depreciation of $1.0 million.

     Net cash used in investing activities was $22.6 million for the three months ended March 31, 2004, compared to net cash provided by investing activities of $59.1 million for the corresponding period in fiscal 2003. This change was primarily due to $21.9 million in net purchases of available-for-sale investments for the first quarter in fiscal 2004, compared to net proceeds of $61.2 million from the maturity of available-for-sale investments for the same period last year. Additionally, while we did not have any payments for patent and patent rights in the first quarter of fiscal 2004, a $1.5 million payment was made in the same period last year. The remaining payments for these items total $23.5 million and are due prior to December 31, 2004. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $0.7 million and $0.5 million for the first quarter in fiscals 2004 and 2003, respectively. We expect that capital equipment purchases may increase over the coming year as we invest in our next generation 90 nanometer manufacturing technology and further develop our LongRun2 power management technologies.

     Net cash provided by financing activities was $13.2 million for the three months ended March 31, 2004, compared to $1.2 million for the corresponding period in fiscal 2003. This increase was primarily the result of our receipt of $10.2 million when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering. We also received $2.3 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for the first quarter in fiscal 2004, compared to $1.3 million for the same period last year. Additionally, we received $0.8 million for the repayment of notes from our stockholders in the first quarter of fiscal 2004. Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from lease financing. It is reasonably possible that we may continue to seek financing through these sources of capital as well as other types of financing, including, but not limited to, debt financing. Additional financing might not be available on terms favorable to us, or at all.

     At March 31, 2004, we had $54.1 million in cash and cash equivalents and $58.9 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Contractual Obligations

     At March 31, 2004, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Capital Lease Obligations	$649	$371	$278	—
Operating Leases	$19,350	$4,411	$13,746	$1,193
Unconditional Purchase Obligations(1)	$7,279	$7,279	—	—
Other Obligations(2)	$23,500	$23,500	—	—

Total	$50,778	$35,561	$14,024	$1,193

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Other obligations include payments for patent and patent rights and payments to our development partner.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in SPE transactions.

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

     Since our inception, we have incurred cumulative losses aggregating $565.9 million, including net losses of $23.4 million for the first three months of fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which have reduced stockholders’ equity to $122.7 million at March 31, 2004. We currently expect to continue to incur losses under our current business plan until at least 2005.

     We have financed our operations primarily through sales of equity securities and, to a lesser extent, from product and license revenue and lease financing. We cannot, however, be sure that funds previously received from financing activities will be sufficient to fund our operations until we are able to generate positive cash flows from operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. However, our ability to continue to operate under our current business model until we achieve profitability may be affected by a variety of factors, which may include our ability to achieve market acceptance for our Efficeon TM8000 products, significant unexpected technical or manufacturing problems we may experience in transitioning our Efficeon TM8000 microprocessor to a 90 nanometer manufacturing process or any significant problems we may face in selling our TM5800 microprocessors in additional market segments. All of these factors are subject to significant risks and uncertainties.

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

     We are seeking to transition the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process. We believe that successfully completing this transition will be important to our ability to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to our ability to compete, particularly in market segments in which performance is a key competitive factor such as the notebook personal computer and blade server markets. Further, the announcement of our 90 nanometer Efficeon TM8000 microprocessor may reduce demand for our 130 nanometer Efficeon TM8000 microprocessor below our expectations since customers may delay purchases of our Efficeon TM8000 microprocessor until the 90 nanometer version of the product is available. We cannot be sure that we will successfully complete the development of, and introduce, the Efficeon TM8000 microprocessor manufactured using the 90 nanometer process.

We could encounter a variety of technical and manufacturing problems that could delay or prevent the successful introduction of Efficeon TM8000 microprocessors manufactured using a 90 nanometer process.

     Transitioning our TM8000 microprocessors to a 90 nanometer manufacturing process involves a variety of technical and manufacturing challenges. We intend to use Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. We delivered to Fujitsu Microelectronics the tape-out of our Efficeon TM8000 microprocessors for implementation in its 90 nanometer foundry in November 2003. We received first silicon for testing in January 2004 and sampled these processors to certain customers in April 2004. Although we have anticipated that several revisions will need to be made before production, we cannot be sure that more revisions than anticipated will not be necessary or that we will not encounter more significant problems than expected. If those problems prove to be more serious than expected and cannot be remedied on a timely basis and at a reasonable cost, our stock price would likely be very substantially reduced. Fujitsu Microelectronics has limited experience with the 90 nanometer CMOS process. We cannot be sure that Fujitsu Microelectronics’ 90 nanometer foundry will be qualified for production shipments on our planned schedule. For example, during 2001 we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to increase our revenue would suffer and we could incur significant expenses.

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

     Sales to three customers accounted for 55%, 15% and 13% of total revenue in the first three months of fiscal 2004, respectively. These customers are located in Asia, which subjects us to economic cycles in that area as well as the geographic areas in which they sell their products containing our microprocessors. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

     Licensing revenue was $0.2 million for the first quarter of fiscal year 2004 and $1.1 million for fiscal year 2003. However, we may not recognize significant licensing revenue in the future. License transactions often have a long sales cycle and can result in additional liability, such as indemnification obligations. A portion of the revenue to which we might be entitled under some of our license transactions depends upon our provision of future deliverables to licensees. If we do not provide those deliverables in a timely and satisfactory manner, then we may not receive that portion of the revenue and we may strain our relationship with the licensee. In addition, the amount of revenue we recognize under some of our license transactions can depend significantly upon product sales by the licensees, over which we will have no control. While we anticipate that we will continue to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

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

To grow our business successfully and maintain a high level of quality, we will need to recruit, train, retain and motivate highly skilled sales, marketing, operations, engineering and finance personnel. We will need to develop our sales and marketing organizations in order to increase market awareness of our products and to increase revenue. In addition, as a company focused on the development of complex products, we will need to hire skilled engineering staff of various experience levels in order to meet our product roadmap. We may not be able to hire on a timely basis a sufficient number of skilled employees, which could lead to delays in product deliveries or the development of new products. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have difficulty recruiting potential employees and retaining our key personnel if prospective or current employees perceive the equity component of our compensation package to be less valuable than that of other employers.

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

     We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell, most of our products to customers in Asia. In addition, TSMC and ASE are located in Taiwan, and the Fujitsu Microelectronics foundry we intend to use for our initial 90 nanometer product is located in Japan. As part of our international expansion, we have personnel in Taiwan, Japan, and Europe who provide sales and customer support. We have appointed distributors, stocking representatives and manufacturers’ representatives to sell products in Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. In addition, we generally ship our products from a third-party warehouse facility located in Hong Kong. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB published in March 2004 an exposure draft that would require us to record expense for the fair value of stock options granted. Our reported earnings and/or loss would be harmed if we were required to change our current accounting policy

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at March 31, 2004.

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

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose

     During the first quarter of fiscal 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is a party in one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. The Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
31.02	Certification by Svend-Olav Carlsen pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b) Reports on Form 8-K

     On January 15, 2004, we filed a current report on Form 8-K respecting a press release we issued announcing earnings for the year ended December 26, 2003. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of the Form 8-K and irrespective of any general incorporation language in any filings.

     On February 27, 2004, we filed a current report on Form 8-K under item 5 announcing that Murray A. Goldman made a scheduled and limited sale of 150,000 shares of common stock consistent with a lock-up agreement that he entered into in connection with the offering of shares of our common stock in a stock offering.

     On March 9, 2004, we filed a current report on Form 8-K respecting a press release we issued announcing the filing of our annual report on From 10-K for the year ended December 26, 2003 that incorporated a fiscal fourth quarter adjustment in operating expenses and reported a revised operating expense. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of the Form 8-K and irrespective of any general incorporation language in any filings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ SVEND-OLAV CARLSEN

Svend-Olav Carlsen
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer and
Duly Authorized Officer)

Date: May 4, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
31.02	Certification by Svend-Olav Carlsen pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification by Svend-Olav Carlsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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