Form 10-Q
period 2004-06-30
TRANSMETA CORP
filed 2004-08-04
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     There were 174,227,866 shares of the Company’s common stock, par value $0.00001 per share, outstanding on July 23, 2004.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,913	$83,765
Short-term investments	58,776	37,000
Accounts receivable, net	3,492	1,719
Inventories	12,025	8,796
Prepaid expenses and other current assets	3,888	3,671

Total current assets	104,094	134,951
Property and equipment, net	5,119	5,305
Patents and patent rights, net	26,349	29,771
Other assets	1,973	1,563

Total assets	$137,535	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,283	$1,900
Accrued compensation and related compensation liabilities	5,261	4,986
Other accrued liabilities	6,278	5,360
Current portion of accrued restructuring charges	1,668	1,916
Current portion of long-term payables	14,957	21,129
Current portion of long-term debt and capital lease obligations	346	370

Total current liabilities	35,793	35,661
Long-term accrued restructuring costs, net of current portion	3,496	4,155
Long-term debt and capital lease obligations, net of current portion	181	356
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value Authorized shares - 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares - 1,000,000,000. Issued and outstanding shares – 174,219,034 at June 30, 2004 and 167,528,493 at December 31, 2003	692,287	677,093
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(116)	(696)
Accumulated other comprehensive income (loss)	(228)	24
Accumulated deficit	(591,439)	(542,564)

Total stockholders’ equity	98,065	131,418

Total liabilities and stockholders’ equity	$137,535	$171,590

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue:
Product	$5,673	$4,601	$10,680	$10,544
License and service	327	453	522	527

Total revenue	6,000	5,054	11,202	11,071

Cost of revenue:
Product	7,909	4,998	13,281	9,450
License and service	102	—	344	—

Total cost of revenue	8,011	4,998	13,625	9,450

Gross profit (loss)	(2,011)	56	(2,423)	1,621
Operating expenses:
Research and development(1)(2)	13,719	12,190	26,436	24,669
Selling, general and administrative(3)(4)	7,418	6,347	14,139	12,981
Amortization of deferred charges, patents and patent rights	2,347	2,634	4,751	5,274
Stock compensation	230	1,095	1,580	1,531

Total operating expenses	23,714	22,266	46,906	44,455

Operating loss	(25,725)	(22,210)	(49,329)	(42,834)
Interest income and other, net	243	312	489	1,019
Interest expense	(20)	(123)	(35)	(247)

Net loss	$(25,502)	$(22,021)	$(48,875)	$(42,062)

Net loss per share — basic and diluted	$(0.15)	$(0.16)	$(0.28)	$(0.30)

Weighted average shares outstanding — basic and diluted	174,006	138,678	172,938	138,089

(1)	Excludes $228 and $316 in amortization of deferred stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $355 and $735 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(2)	Excludes $(109) and $59 in variable stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $362 and $35 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(3)	Excludes $126 and $269 in amortization of deferred stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $205 and $506 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(4)	Excludes $(15) and $451 in variable stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $658 and $255 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(48,875)	$(42,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,580	1,531
Depreciation	1,878	3,036
Amortization of other assets	—	324
Amortization of deferred charges, patents and patent rights	4,751	5,274
Changes in operating assets and liabilities:
Accounts receivable	(1,773)	1,236
Inventories	(3,229)	3,360
Prepaid expenses and other current assets	(627)	(286)
Accounts payable and accrued liabilities	6,576	(2,707)
Accrued restructuring charges	(907)	(1,272)

Net cash used in operating activities	(40,626)	(31,566)

Cash flows from investing activities:
Purchase of available-for-sale investments	(66,754)	(61,507)
Proceeds from sale or maturity of available-for-sale investments	44,726	124,729
Purchase of property and equipment	(1,692)	(659)
Payment of patent and patent rights	(7,500)	(9,000)
Other assets	—	(59)

Net cash provided by / (used in) investing activities	(31,220)	53,504

Cash flows from financing activities:
Net proceeds from public offering of common stock	10,223	—
Proceeds from sales of common stock under ESPP and stock option plans	3,113	1,486
Repayment of notes from stockholders	857	—
Repayment of debt and capital lease obligations	(199)	(423)

Net cash provided by financing activities	13,994	1,063

Change in cash and cash equivalents	(57,852)	23,001
Cash and cash equivalents at beginning of period	83,765	16,613

Cash and cash equivalents at end of period	$25,913	$39,614

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, has a history of substantial losses, and expects to incur future losses. To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund its activities during the next 12 months, the Company may need to raise during that time period additional funds through public or private equity or debt financing or by any other means available to the Company at that time. Additional funds may not be available on terms favorable to the Company or at all. In the event that the Company is unable to raise additional funds, it is positioned to modify its current business model, for example, to leverage its intellectual property assets and focus on its strategy of licensing its advanced power management technologies to other companies and, in doing so, to substantially limit its operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit it to continue to operate on a modified business model for a period that extends at least twelve months beyond June 30, 2004.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended June 25, 2004 and June 27, 2003 each consisted of 13 weeks. The first six months of fiscal 2004 and 2003 each consisted of 26 weeks.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Basic and diluted:
Net loss, as reported	$(25,502)	$(22,021)	$(48,875)	$(42,062)
Basic and diluted:
Weighted average shares outstanding	174,006	138,679	172,938	138,100
Less: Weighted average shares subject to repurchase	—	(1)	—	(11)

Weighted average shares used in computing basic and diluted net loss per share	174,006	138,678	172,938	138,089

Net loss per share – basic and diluted	$(0.15)	$(0.16)	$(0.28)	$(0.30)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 35,871,772 and 36,566,532 shares of common stock at June 30, 2004 and 2003, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Stock Based Compensation

     The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and has elected to follow the “disclosure only” alternative prescribed by SFAS 123, “Accounting for Stock-Based Compensation.” Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements. In December 2002, the FASB issued, and the Company adopted, SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”. SFAS 148 amends the disclosure requirements of FASB’s SFAS 123, “Accounting for Stock-Based Compensation”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net loss, as reported	$(25,502)	$(22,021)	$(48,875)	$(42,062)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	230	1,095	1,580	1,531
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(9,196)	(12,879)	(20,113)	(23,069)

Pro forma net loss	$(34,468)	$(33,805)	$(67,408)	$(63,600)

Basic and diluted net loss per share – as reported	$(0.15)	$(0.16)	$(0.28)	$(0.30)
Basic and diluted net loss per share – pro forma	$(0.20)	$(0.24)	$(0.39)	$(0.46)

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

	Options				ESPP
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected volatility	0.64	0.88	0.65	0.85	0.90	0.81	0.95	0.93
Expected life in years	4.0	4.0	4.0	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	3.7%	2.2%	3.6%	2.3%	2.3%	1.4%	1.7%	1.4%
Expected dividend yield	0	0	0	0	0	0	0	0

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three and six month periods ended June 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss	$(25,502)	$(22,021)	$(48,875)	$(42,062)
Net change in unrealized loss on investments	(238)	(21)	(240)	(117)
Net change in foreign currency translation adjustments	(17)	8	(12)	8

Net comprehensive loss	$(25,757)	$(22,034)	$(49,127)	$(42,171)

     The components of accumulated other comprehensive income, net of taxes as of June 30, 2004 and December 31, 2003, respectively, is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Net unrealized loss on investments	$(240)	$(1)
Cumulative foreign currency translation adjustments	12	25

Accumulated other comprehensive income	$(228)	$24

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Work in progress	$8,972	$6,136
Finished goods	3,053	2,660

	$12,025	$8,796

     In the second quarter of fiscal 2004, we recorded a $2.7 million inventory-related charge primarily associated with our 1.0 GHz 12 Watt 130 nanometer Efficeon processors as the cost to manufacture these parts exceeded the price at which we expect to be able to sell for these products. Of the $12.0 million and $8.8 million of inventory on hand at June 30, 2004 and December 31, 2003, respectively, $6.9 million and $2.6 million of inventory, respectively, were stated at net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.8 million for the same periods last year.

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

     Accrued restructuring charges consist of the following at June 30, 2004 (in thousands):

	Provision Balance at December 31,	Drawdowns		Provision Balance at March 31,	Drawdowns		Provision Balance at June 30,
	2003	Cash	Non-Cash	2004	Cash	Non-Cash	2004
Building leasehold costs	$6,071	$408	—	$5,663	$499	—	$5,164

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

Overview

     We design, develop and sell highly efficient x86-compatible software-based microprocessors. Since the introduction of our first family of microprocessors, the Crusoe series, in January 2000, we have derived the majority of our revenue from the sale of these products. In October 2003, we introduced the Efficeon TM8000 family of microprocessors, which is our next family of x86-compatible processors. In fiscal 2003, and through the first six months of fiscal 2004, we additionally have recognized revenue from technology and intellectual property license agreements. During the first quarter of fiscal 2004, we entered into a licensing agreement with NEC Electronics, or NEC, wherein NEC licensed our LongRun2 technologies for power management and transistor leakage control. The agreement with NEC includes deliverable-based license fees, maintenance service fees, and subsequent royalties payable to us once NEC begins production of products incorporating our technologies, which NEC currently expects to begin in late 2005. Through June 30, 2004, we have collected a total of $0.3 million in maintenance service fees related to our NEC agreement. These funds will be recognized as revenue once certain predetermined milestones are met. We expect in the near term for technology and intellectual property license revenues to contribute to our total revenue, and we will continue to explore additional opportunities for licensing our advanced power management and other technologies to other companies in the integrated circuit industry.

     Our total revenue, including product revenue and license and service revenue, for the three and six months ended June 30, 2004, was $6.0 million and $11.2 million, respectively, compared to $5.1 million and $11.1 million for the corresponding periods last year. These increases were primarily due to increases of 48% and 14% in net units shipped for the three and six months ended June 30, 2004, respectively, compared to the same periods last year. The increases in the net unit volume shipped were offset by a decrease in average selling prices, or ASPs. However, we also had a more favorable product mix in fiscal 2004 and had higher ASPs associated with shipments of our Efficeon products, which began toward the end of the fourth quarter of fiscal 2003. The higher ASPs from Efficeon were offset by a 21% and 31% decrease in the ASPs of the Crusoe TM5800 for the three and six months periods ended June 30, 2004, respectively, compared to the same periods last year. The cost to manufacture our Crusoe products has decreased for the three and six months ended June 30, 2004 compared to the same periods last year. As a result, our Crusoe product line has continued to contribute favorably to our financial results.

     We had total operating expenses of $23.7 million and $46.9 million for the three and six months ended June 30, 2004, respectively, compared to $22.3 million and $44.5 million for the corresponding periods last year. Net loss was $25.5 million and $48.9 million for the three and six months ended June 30, 2004, respectively, compared to $22.0 million and $42.1 million for the corresponding periods last year. Historically we have incurred significant losses, and as of June 30, 2004, we had an accumulated deficit of $591.4 million.

     The majority of our sales have been to a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,	June 30,
	2004		2003	2004	2003
Customer A	39%		* %	46%	* %
Customer B	21%		24%	19%	21%
Customer C	*	%	* %	11%	* %
Customer D	*	%	13%	* %	23%
Customer E	*	%	13%	* %	19%

*	represents less than 10% of total revenue

We had five customers that accounted for more than 10% of our accounts receivable balance at June 30, 2004, including customers A, B, C and E, referenced above, who represented 30%, 24%, 12% and 11%, respectively, of our accounts receivable balance. An additional customer represented 11% of our accounts receivable balance at June 30, 2004. This compares to two customers that accounted for more than 10% of our accounts receivable balance at December 31, 2003, including customers A and B, who represented 66% and 13%, respectively, of our accounts receivable balance.

     We began shipment in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor, manufactured using a 130 nanometer complementary metal oxide semiconductor, or CMOS, process. We believe that we must successfully complete the transition of the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process in order to be able to achieve broad market acceptance of our Efficeon TM8000 microprocessors. We began sampling our 90 nanometer Efficeon TM8000 processors in early April and we continue to pursue our goal to begin limited production of these products in the third quarter of fiscal 2004.

     In the fiscal quarter ended June 30, 2004, we recorded a $2.7 million inventory-related charge primarily associated with our 1.0 GHz 12 Watt 130 nanometer Efficeon processors, as the cost to manufacture these parts exceeded our currently projected market value for these products. Accordingly, gross margin may benefit from future sales of these parts only to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than our currently estimated market value. Our goal is to improve gross margins after we sell through the 130 nanometer Efficeon inventory on hand at June 30, 2004, all of which is currently stated at its estimated market value, and after we shift our product mix to our new 90 nanometer Efficeon processor.

     We have historically reported negative cash flows from operations, and we intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and related gross profit to cover operational expenses as well as anticipated increases in our working capital requirements. Our ability to increase sales of our Crusoe TM5800 products into additional market segments, achieve market acceptance of our Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and successfully transition our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs.

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

Results of Operations

Total Revenue

     We derive revenue from two sources: product revenue, and license and service revenue. Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(in thousands)
Product	$5,673	$4,601	$10,680	$10,544
License and service	327	453	522	527

Total revenue	$6,000	$5,054	$11,202	$11,071

     Our products are targeted at a broad range of computing platforms, particularly battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include thin clients, notebook computers, embedded computers and blade servers, ultra-personal computers, or UPCs, and tablet PCs. Product revenue derived from each computing market segment as well as license and service revenue is presented as a percentage of total revenue in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Product revenue:
Thin client desktop	46%	13%	51%	8%
Notebook computers	20%	44%	24%	46%
Embedded/servers	16%	5%	10%	7%
UPCs	8%	1%	4%	1%
Tablet PC’s	4%	28%	6%	33%
License and service revenue:	6%	9%	5%	5%

     Total product revenue for the three and six months ended June 30, 2004 was $5.7 million and $10.7 million, respectively, compared to $4.6 million and $10.5 million for the corresponding periods last year. The increase in revenue is primarily due to an overall increase in net product shipped of 48% and 14%, respectively, for the three and six months ended June 30, 2004 compared to the same periods last year. Contributing to this increase were the shipments of our Efficeon product, which began in the fourth quarter of 2003 and represented 32% and 25%, respectively, of total revenue for the three and six months ended June 30, 2004. Partially offsetting this increase was the decrease of ASPs for our Crusoe processors.

     Pricing pressure on the TM5800 has increased and may continue to increase as the product has matured and continues to penetrate into market segments and geographies, such as China and Taiwan, that traditionally demand lower ASPs. We will continue to manufacture the TM5800 as that processor continues to penetrate into market segments such as the embedded and thin client markets, from which we expect the processor to derive the majority of its future revenue. The Efficeon TM8000 product is targeted at the high-volume notebook and other markets that demand low power consumption and low heat generation characteristics, such as the UPC and thin and light notebook markets. We have recently seen that in the short term our potential customers in the mainstream notebook markets plan to limit the number of system designs they will support, and are consolidating their design teams and focusing on what they perceive to be the products with the highest volume potential. This generally means that there are fewer overall design opportunities and there is a stronger focus on mainstream consumer notebooks among Taiwanese and U.S. manufacturers. As we compete in the mainstream consumer notebook segments, we are facing increased competition and are finding that ASPs are much lower than in other market segments such as the thin and light notebook markets, and as a result could have a negative impact on our future revenues.

     For the three and six months ended June 30, 2004, we recognized revenue of $0.3 million and $0.5 million, respectively, related to a license and service agreement that we entered into during fiscal 2003. In the first quarter of fiscal 2004, we licensed our LongRun2 technologies for power management and transistor leakage control to NEC Electronics. Through June 30, 2004, we have not recognized any revenue from the agreement with NEC. However, we expect to recognize revenue associated with this arrangement once specific milestones are achieved. We will continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry. For example, we believe our proprietary LongRun2 leakage control technology could be valuable to the semiconductor industry and could generate significant future licensing revenues for us without impairing our microprocessor product business.

Gross Margin

     Our gross margin is comprised of the components displayed in the following table, shown as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue:
Product	94.5%	91.0%	95.3%	95.2%
License and service	5.5%	9.0%	4.7%	4.8%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product Cost	89.3%	84.6%	91.8%	73.8%
Underabsorbed overhead	0.9%	10.9%	4.8%	10.0%
Charges for inventory adjustments	44.9%	5.5%	24.0%	8.8%

Cost of product revenue	135.1%	101.0%	120.6%	92.6%
Cost of license and service revenue	1.7%	—%	3.1%	—%

Total cost of revenue	136.8%	101.0%	123.7%	92.6%
Benefits to gross margin from the sale of previously reserved inventory	3.3%	2.1%	2.1%	7.3%

Gross margin	(33.5)%	1.1%	(21.6)%	14.7%

     Gross margin was negative 33.5% for the second quarter of fiscal 2004 compared to 1.1% for the same period last year. In the second quarter of fiscal 2004, we recorded a $2.7 million inventory-related charge primarily associated with our 1.0 GHz 12 Watt 130 nanometer Efficeon processors as the cost to manufacture these parts exceeded the price at which we expect to be able to sell these products. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than our currently estimated market value. The 130 nanometer Efficeon product currently has a manufactured cost at or near projected market value. Accordingly, we have made adjustments to the carrying value of inventory on hand as well as inventory not yet received, but for which we have firm purchase commitments, to write this inventory down to its net realizable value. Of the $2.7 million charge noted above, $0.8 million of this charge related to firm purchase commitments. There were no similar charges related to purchase commitments in any other periods. We plan to transition our Efficeon customers to our next generation 90 nanometer TM8000 products as we expect these products to contribute more favorably to our financial results.

     Gross margin was negative 21.6% for the first six months of fiscal 2004 compared to 14.7% for the same period last year. As a percent of total revenue, our product costs increased 18.0 percentage points, from 73.8% to 91.8%, mostly as a result of a decrease in average selling prices. In addition to this decline in average selling prices, we saw an increase in the average dollar cost of products sold in the first six months of fiscal 2004 compared to the same period last year, mostly related to sales of our Efficeon TM8000 processor. The initial product cost for our 130 nanometer Efficeon TM8000 processors was significantly higher than the product cost of a more mature product, as the first quarter of fiscal 2004 was our first full quarter of producing this product. Gross margin was additionally adversely affected in the second quarter of fiscal 2004 as a result of the $2.7 million inventory-related charge noted above.

     Gross margin was adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For the second quarter of fiscal 2004, these unabsorbed costs were $0.1 million, or 0.9% of total revenue, compared to $0.6 million, or 10.9% of total revenue, for the same period in the prior year. For the first six months of fiscal 2004, these unabsorbed costs were $0.5 million, or 4.8% of total revenue, compared to $1.1 million, or 10.0% of total revenue, for the same period in the prior year. We expect to increase the utilization of our manufacturing overhead in coming periods as the volume of shipments of our Efficeon TM8000 and Crusoe TM5800 products increase.

     Of the $12.0 million and $8.8 million of inventory on hand at June 30, 2004 and December 31, 2003, respectively, $6.9 million and $2.6 million of inventory, respectively, were stated at net realizable value, which was lower than the respective historical cost. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue differs from their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.8 million for the same periods last year.

Research and Development

     Research and development (R&D) expenses were $13.7 million and $26.4 million for the three and six months ended June 30,

2004, respectively, compared to $12.2 million and $24.7 million for the corresponding periods last year. The increase in R&D expenses for the second quarter of fiscal 2004 compared to the same period last year was due to increases in headcount-related expenses of $0.8 million, engineering charges of $0.8 million and consultant expenses of $0.4 million, partially offset by a decrease in depreciation expenses of $0.3 million. The increase in R&D expenses for the first six months of fiscal 2004 compared to the same period last year was due to increases in headcount-related expenses of $1.0 million, engineering charges of $0.8 million and consultant costs of $0.7 million, partially offset by a decrease in depreciation expenses of $0.7 million. The increases in these areas of R&D expense through the first six months of fiscal 2004 were primarily the result of our increased efforts devoted to the development of the 90 nanometer and 130 nanometer manufacturing technology for our Efficeon TM8000 family of microprocessors, as well as our LongRun2 power management technologies. The decreases in depreciation expenses were primarily due to certain property and equipment being fully depreciated throughout the last fiscal year. In addition to the resources devoted to our Efficeon TM8000 and LongRun2 Technologies, the remaining portion of our fiscal 2004 expenditures was used for sustaining engineering efforts on our TM5800 microprocessors.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses were $7.4 million and $14.1 million for the three and six months ended June 30, 2004, respectively, compared to $6.3 million and $13.0 million for the corresponding periods last year. The increase in SG&A expenses for the second quarter of fiscal 2004 compared to the same period last year was due to increases in headcount-related expenses of $0.5 million and travel and tradeshow expenses of $0.5 million. The increase in SG&A expenses for the first six months of fiscal 2004 compared to the same period last year was due to increases in headcount-related expenses of $1.1 million, travel and tradeshow expenses of $0.5 million and sales and advertising expenses of $0.3 million, offset by decreases in depreciation expenses of $0.5 million and legal expenses of $0.4 million. The increases in these areas of SG&A expense through the first six months of fiscal 2004 were primarily the result of our continued efforts to hire additional personnel, to expand our presence in the Asia-Pacific market with new offices and to promote awareness of our Efficeon TM8000 processor. For the remainder of fiscal 2004, we may increase our selling costs as we plan to initiate a marketing alliance program that is specifically designed and structured to promote our customers’ products, to drive awareness, foster market opportunities, and help generate sales.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization of deferred charges, patents and patent rights were $2.3 million and $4.8 million for the three and six months ended June 30, 2004, respectively, compared to $2.6 million and $5.3 million for the corresponding periods last year. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. The decreases can be attributed to a reduction in payments due under our patent and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased from $30.5 million at June 30, 2003 to $16.0 million at June 30, 2004.

Stock Compensation

     Stock compensation was $0.2 million for the three months ended June 30, 2004 compared to $1.1 million for the same period last year, representing a decrease of $0.9 million. Stock compensation was $1.6 million for the six months ended June 30, 2004 compared to $1.5 million for the same period last year, representing an increase of $0.1 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation.

     Net amortization of deferred stock compensation for the second quarter of fiscal 2004 was $0.3 million, compared to $0.6 million for the same period last year. For the first six months of fiscal 2004, net amortization was $0.6 million, compared to $1.2 million for the same period last year. The decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations. The amortization of the remaining $0.1 million of deferred stock compensation will continue through the end of fiscal 2004.

     Variable stock compensation is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the second quarter of fiscal 2004 was a credit of $0.1 million, compared to a charge of $0.5 million for the same period last year. This decrease was the result of certain notes receivable from stockholders being fully paid toward the end of fiscal 2003. For the first six months of fiscal 2004, variable stock compensation was $1.0 million, compared to $0.3 million for the same period last year. This increase was the result of adjustments made for certain notes receivable from stockholders that had been fully paid, as well as a higher market price of our stock as of June 30, 2004, compared to the same period in the prior year.

Interest Income and Other, Net and Interest Expense

     Interest income and other, net was $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively, compared to $0.3 million and $1.0 million for the corresponding periods last year. The decreases were due to lower average invested cash balances as we continued to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. Interest expense was $20,000 and $35,000 for the three and six months ended June 30, 2004, respectively, compared to $123,000 and $247,000 for the corresponding periods last year. The decrease was primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2003, as well as decreases in certain accretion expenses related to our facilities lease commitments.

Liquidity and Capital Resources

Cash and Cash Flows

     We have historically reported negative cash flows from operations as the gross profit generated, if any, from our product and licensing revenues has not been sufficient to cover our operating cash requirements. We intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and gross profit to cover operational expenses as well as anticipated increases in our working capital requirements. We believe that the proceeds received from financing activities will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months on our current or modified business model, but we cannot be sure that those proceeds will be sufficient to fund our operations for this period because of significant risks and uncertainties as noted below.

     For the period through June 30, 2005 and over the longer term, our capital requirements will depend on many factors, including but not limited to general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. As we shift our product mix to our new 90 nanometer Efficeon TM8000 microprocessors, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, we will need to increase our non-cash working capital, and accordingly, the net cash which we will use in our operating activities will increase.

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

     To the extent that existing cash and cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our activities during the next 12 months, we may need to raise during that time period additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In the event that we are unable to raise additional funds, we are positioned to modify our current business model, for example, to leverage our intellectual property assets and focus on our strategy of licensing our advanced power management technologies to other companies and, in doing so, to substantially limit our operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit us to continue to operate on a modified business model for a period that extends at least through June 30, 2005.

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

     As of June 30, 2004 we had $84.7 million in cash, cash equivalents and short-term investments compared to $120.8 million at December 31, 2003.

     The following comparison table summarizes our usage of cash and cash equivalents for the six months ended June 30, 2004 and the six months ended June 30, 2003:

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(40,626)	$(31,566)
Net cash provided by/(used in) investing activities	(31,220)	53,504
Net cash provided by financing activities	13,994	1,063

Increase/(Decrease) in cash and cash equivalents	$(57,852)	$23,001

     Net cash used in operating activities was $40.6 million for the six months ended June 30, 2004, compared to $31.6 million for the corresponding period in fiscal 2003. Net cash used during the first six months of fiscal 2004 was primarily the result of a net loss of $48.9 million, an increase in inventories of $3.2 million and an increase in accounts receivable of $1.8 million. The net loss and changes in operating assets and liabilities were partially offset by increases in accounts payable and accrued liabilities of $6.6 million, non-cash charges related to amortization of patents and patent rights of $4.8 million, depreciation of $1.9 million and stock compensations of $1.6 million. Subsequent to the end of the second quarter of fiscal 2004, we received $3.0 million as the first installment of fees due to us under our NEC licensing agreement. We expect to receive the remaining portion of our technology transfer fees over the next two fiscal quarters.

     Net cash used in investing activities was $31.2 million for the six months ended June 30, 2004, compared to net cash provided by investing activities of $53.5 million for the corresponding period in fiscal 2003. This change was primarily due to $22.0 million in net purchases of available-for-sale investments for the first six months of fiscal 2004, compared to net proceeds of $63.2 million from the maturity of available-for-sale investments for the same period last year. Additionally, we made scheduled payments for previously acquired patent and patent rights totaling $7.5 million during the first six months of fiscal 2004, compared to $9.0 million in the same period last year. We have a remaining payment of $16.0 million to a development partner that is due prior to December 31, 2004. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $1.7 million and $0.7 million for the first six months in fiscals 2004 and 2003, respectively. We expect that capital equipment purchases may increase over the coming year as we invest in our next generation 90 nanometer manufacturing technology and further develop our LongRun2 power management technologies.

     Net cash provided by financing activities was $14.0 million for the six months ended June 30, 2004, compared to $1.1 million for the corresponding period in fiscal 2003. This increase was primarily the result of our receipt of $10.2 million when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering. We also received $3.1 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for the first six months of fiscal 2004, compared to $1.5 million for the same period last year. Additionally, we received $0.9 million for the repayment of notes from our stockholders in the first six months of fiscal 2004. Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from lease financing. It is reasonably possible that we may continue to seek financing through these sources of capital as well as other types of financing, including, but not limited to, debt financing. Additional financing might not be available on terms favorable to us, or at all.

     At June 30, 2004, we had $25.9 million in cash and cash equivalents and $58.8 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Contractual Obligations

     At June 30, 2004, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Capital Lease Obligations	$557	$371	$186	—
Operating Leases	$18,254	$4,395	$13,859	—
Unconditional Purchase Obligations(1)	$3,865	$3,865	—	—
Other Obligation(2)	$16,000	$16,000	—	—

Total	$38,676	$24,631	$14,045	$—

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Other obligation represents the final payment to our development partner.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in SPE transactions.

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

     Since our inception, we have incurred cumulative losses aggregating $591.4 million, including net losses of $48.9 million for the first six months of fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which have reduced stockholders’ equity to $98.1 million at June 30, 2004. We currently expect to continue to incur losses under our current business plan until at least 2005.

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

     We are transitioning the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process. We believe that successfully completing this transition will be important to our ability to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to our ability to compete, particularly in market segments in which performance is a key competitive factor such as the notebook personal computer and blade server markets. Further, the announcement of our 90 nanometer Efficeon TM8000 microprocessor may reduce demand for our 130 nanometer Efficeon TM8000 microprocessor below our expectations since customers may delay purchases of our Efficeon TM8000 microprocessor until the 90 nanometer version of the product is available. We cannot be sure that we will successfully complete the development of, and introduce, the Efficeon TM8000 microprocessor manufactured using the 90 nanometer process.

We could encounter a variety of technical and manufacturing problems that could delay or prevent the successful introduction of Efficeon TM8000 microprocessors manufactured using a 90 nanometer process.

     Transitioning our TM8000 microprocessors to a 90 nanometer manufacturing process involves a variety of technical and manufacturing challenges. We are using Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. We delivered to Fujitsu Microelectronics the tape-out of our Efficeon TM8000 microprocessors for implementation in its 90 nanometer foundry in November 2003. We received first silicon for testing in January 2004 and sampled these processors to certain customers in April 2004. Although we have anticipated that several revisions will need to be made before production, we cannot be sure that more revisions than anticipated will not be necessary or that we will not encounter more significant problems than expected. If those problems prove to be more serious than expected and cannot be remedied on a timely basis and at a reasonable cost, our stock price would likely be very substantially reduced. Fujitsu Microelectronics has limited experience with the 90 nanometer CMOS process. We cannot be sure that Fujitsu Microelectronics’ 90 nanometer foundry will be qualified for production shipments on our planned schedule. For example, during 2001 we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to increase our revenue would suffer and we could incur significant expenses.

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

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields, particularly when introducing new products. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time-consuming and expensive to correct. We have experienced yield problems in the past, and we may experience yield problems in the future that impair our ability to deliver our products to our customers, increase our costs, adversely affect our margins and divert the efforts of our engineering personnel. Difficulties in achieving the desired yields often occur in the early stages of production of a new product or in the migration of manufacturing processes to smaller geometries. We could experience difficulties in achieving desired yields or other manufacturing problems in the production of our Efficeon TM8000 products that could delay our ability to further introduce Efficeon TM8000 products in volume, adversely affect our costs and gross margins and harm our reputation. In addition, we could also experience these difficulties as we seek to migrate the Efficeon TM8000 products to a 90 nanometer process technology, which poses significant technical challenges and in which neither we nor Fujitsu Microelectronics, which we intend to use to manufacture these products, has significant experience. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of the slower, less valuable die, a resulting unfavorable impact on gross margins and an insufficient inventory of faster products, depending upon customer demand.

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

     Sales to three customers in the aggregate accounted for 76% of total revenue in the first six months of fiscal 2004. These customers are located in Asia, which subjects us to economic cycles in that area as well as the geographic areas in which they sell their products containing our microprocessors. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

     We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC in Taiwan to fabricate the wafers for all of our current products and rely on Fujitsu Microelectronics in Japan to manufacture our initial 90 nanometer Efficeon TM8000 products. As is common in the industry, we do not have a manufacturing contract with TSMC that guarantees any particular production capacity or any particular price, and although we have not yet entered into a definitive manufacturing agreement with Fujitsu Microelectronics, we cannot be assured that we will have any guaranteed production capacity with Fujitsu Microelectronics. The Fujitsu Microelectronics 90 nanometer foundry has relatively limited capacity and we cannot be sure that sufficient capacity will be available at that foundry to enable us to manufacture our initial 90 nanometer Efficeon TM8000 products in the quantities that we would desire if these products were to achieve rapid market acceptance.

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

Our reliance on TSMC and Fujitsu Microelectronics to fabricate our wafers limits our ability to control the production, supply and delivery of our products.

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

     Licensing revenue was $0.5 million for the first six months of fiscal year 2004 and $1.1 million for fiscal year 2003. However, we may not recognize significant licensing revenue in the future. License transactions often have a long sales cycle and can result in additional liability, such as indemnification obligations. A portion of the revenue to which we might be entitled under some of our license transactions depends upon our provision of future deliverables to licensees. If we do not provide those deliverables in a timely and satisfactory manner, then we may not receive that portion of the revenue and we may strain our relationship with the licensee. In addition, the amount of revenue we recognize under some of our license transactions can depend significantly upon product sales by the licensees, over which we will have no control. While we anticipate that we will continue to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. For instance, Svend-Olav Carlsen, who had joined Transmeta in October 2000 and was promoted to be our Chief Financial Officer in June 2002, resigned in June 2004. Others have joined us in senior management roles only recently. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     We believe that we must expand our international sales and distribution operations to be successful. We have sold, and in the future we expect to sell, most of our products to customers in Asia. In addition, TSMC and ASE are located in Taiwan, and the Fujitsu Microelectronics foundry we use for our initial 90 nanometer product is located in Japan. As part of our international expansion, we have personnel in Japan, Taiwan, China, Korea and Europe who provide sales and customer support. We have appointed distributors, stocking representatives and manufacturers’ representatives to sell products in Japan, Taiwan, Hong Kong, Europe, China, Korea and North America. In addition, we generally ship our products from a third-party warehouse facility located in Hong Kong. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB published in March 2004 an exposure draft that would require us to record expense for the fair value of stock options granted. Our reported earnings and/or loss would be harmed if we were required to change our current accounting policy

Changes in securities laws and regulations have increased our costs.

     The Sarbanes-Oxley Act of 2002 has required and will require changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers has adopted revisions to its requirements for companies, such as us, that are listed on the Nasdaq National Market. These developments have increased our legal and financial compliance costs and have made some activities, such as SEC reporting requirements, more difficult. Additionally, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract qualified executive officers and attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at June 30, 2004.

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

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose

     During the first six months of fiscal 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Transmeta was held on May 26, 2004.

(c)	At the Annual Meeting, our stockholders elected each of the following nominees as Class I directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:

	Total Votes
Nominees	For	Withheld
R. Hugh Barnes	140,872,796	9,227,915
Murray A. Goldman	118,329,601	31,771,110
Matthew R. Perry	145,645,841	4,454,870

     Further, at the Annual Meeting, our stockholders adopted the following resolution by the vote indicated:

     To ratify the selection of Ernst & Young LLP as our independent auditors for 2004.

Total Votes
For	148,455,516
Against	1,490,906
Abstain	154,289

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.23	Retention and Severance Plan adopted on July 15, 2003 and amended on April 13, 2004.

31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by John O’Hara Horsley pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by John O’Hara Horsley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b) Reports on Form 8-K

     On April 15, 2004, we filed a current report on Form 8-K respecting a press release we issued announcing earnings for the quarter ended March 26, 2004. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of the Form 8-K and irrespective of any general incorporation language in any filings.

     On May 18, 2004, we filed a current report on Form 8-K under item 5 announcing that Svend-Olav Carlsen planned to resign as the company’s chief financial officer in June 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION
By:	/s/ JOHN O’HARA HORSLEY
John O’Hara Horsley
Chief Financial Officer, Vice President, General Counsel and Secretary (Principal Financial Officer and Duly Authorized Officer)

Date: August 4, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.23	Retention and Severance Plan adopted on July 15, 2003 and amended on April 13, 2004.

31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by John O’Hara Horsley pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by John O’Hara Horsley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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