Form 10-Q/A
period 2004-06-30
TRANSMETA CORP
filed 2004-11-08
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

TRANSMETA CORPORATION

Explanatory Note

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 to amend and restate portions of our Form 10-Q for the same period initially filed with the Securities and Exchange Commission on August 4, 2004 (the “Initially Filed Form 10-Q”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-Q: (i) Part I, Item 1 – Unaudited Condensed Consolidated Financial Statements, (ii) Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part I, Item 4 – Controls and Procedures, and (iv) Part II, Item 6 – Exhibits and Reports on Form 8-K. The disclosures set forth in those items in the Initially Filed Form 10-Q that are amended by this Amendment No. 1 include, without limitation:

•	our financial results for three and six months ended June 30, 2004 are amended by this Amendment No. 1 to reflect an additional $1.3 million adjustment to our product cost of revenue relating to previously unidentified excess package substrate materials on hand and on order within that period and capitalized manufacturing costs that were in excess of our standard costs, and which had stated certain inventories in excess of their net realizable values;

•	Note 8 to the Notes to Condensed Consolidated Financial Statement, Related Party Transaction, which had been previously omitted, is updated by this Amendment No. 1;

•	the contractual obligations table in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is updated by this Amendment No. 1 to include certain operating leases and unconditional purchase obligations that had been previously omitted; and

•	Item 4, Controls and Disclosures, is updated by this Amendment No. 1 to discuss material weaknesses in our internal control over financial reporting identified in the course of preparing our financial statements for the third quarter of fiscal 2004 and that had an impact on the reporting of our second quarter financial results.

     The restatement has no impact on our net cash used in operating activities or on our cash and cash equivalents and short term investments in the unaudited condensed consolidated statements of cash flows for the periods restated.

     Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the Notes to Condensed Consolidated Financial Statements contained in this Amendment No. 1 for further information regarding the revisions to our financial results.

     All information in the Initially Filed Form 10-Q, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-Q and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.01, 31.02, 32.01 and 32.02. References to “Annual Report” and “Form 10-K” in this Amendment No. 1 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. References to “Amendment No. 1,” “Quarterly Report” and “Form 10-Q” in this Amendment No. 1, refer to our quarterly report on Form 10-Q for the three months and six months ended June 30, 2004, as amended.

     All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Initially Filed Form 10-Q.

FORM 10-Q/A
Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003(1)
	(unaudited)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,913	$83,765
Short-term investments	58,776	37,000
Accounts receivable, net	3,492	1,719
Inventories	11,346	8,796
Prepaid expenses and other current assets	3,888	3,671

Total current assets	103,415	134,951
Property and equipment, net	5,119	5,305
Patents and patent rights, net	26,349	29,771
Other assets	1,973	1,563

Total assets	$136,856	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,283	$1,900
Accrued compensation and related compensation liabilities	5,261	4,986
Other accrued liabilities	6,852	5,360
Current portion of accrued restructuring charges	1,668	1,916
Current portion of long-term payables	14,957	21,129
Current portion of long-term debt and capital lease obligations	346	370

Total current liabilities	36,367	35,661
Long-term accrued restructuring costs, net of current portion	3,496	4,155
Long-term debt and capital lease obligations, net of current portion	181	356
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value Authorized shares - 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares - 1,000,000,000. Issued and outstanding shares – 174,219,034 at June 30, 2004 and 167,528,493 at December 31, 2003	692,287	677,093
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(116)	(696)
Accumulated other comprehensive income (loss)	(228)	24
Accumulated deficit	(592,692)	(542,564)

Total stockholders’ equity	96,812	131,418

Total liabilities and stockholders’ equity	$136,856	$171,590

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenue:
Product	$5,673	$4,601	$10,680	$10,544
License and service	327	453	522	527

Total revenue	6,000	5,054	11,202	11,071

Cost of revenue:
Product	9,162	4,998	14,534	9,450
License and service	102	—	344	—

Total cost of revenue	9,264	4,998	14,878	9,450

Gross profit (loss)	(3,264)	56	(3,676)	1,621
Operating expenses:
Research and development(1)(2)	13,719	12,190	26,436	24,669
Selling, general and administrative(3)(4)	7,418	6,347	14,139	12,981
Amortization of deferred charges, patents and patent rights	2,347	2,634	4,751	5,274
Stock compensation	230	1,095	1,580	1,531

Total operating expenses	23,714	22,266	46,906	44,455

Operating loss	(26,978)	(22,210)	(50,582)	(42,834)
Interest income and other, net	243	312	489	1,019
Interest expense	(20)	(123)	(35)	(247)

Net loss	$(26,755)	$(22,021)	$(50,128)	$(42,062)

Net loss per share — basic and diluted	$(0.15)	$(0.16)	$(0.29)	$(0.30)

Weighted average shares outstanding — basic and diluted	174,006	138,678	172,938	138,089

(1)	Excludes $228 and $316 in amortization of deferred stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $355 and $735 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(2)	Excludes $(109) and $59 in variable stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $362 and $35 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(3)	Excludes $126 and $269 in amortization of deferred stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $205 and $506 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(4)	Excludes $(15) and $451 in variable stock compensation for the three months ended June 30, 2004 and June 30, 2003, respectively, and $658 and $255 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(As restated)
Cash flows from operating activities:
Net loss	$(50,128)	$(42,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,580	1,531
Depreciation	1,878	3,036
Amortization of other assets	—	324
Amortization of deferred charges, patents and patent rights	4,751	5,274
Changes in operating assets and liabilities:
Accounts receivable	(1,773)	1,236
Inventories	(2,550)	3,360
Prepaid expenses and other current assets	(627)	(286)
Accounts payable and accrued liabilities	7,150	(2,707)
Accrued restructuring charges	(907)	(1,272)

Net cash used in operating activities	(40,626)	(31,566)

Cash flows from investing activities:
Purchase of available-for-sale investments	(66,754)	(61,507)
Proceeds from sale or maturity of available-for-sale investments	44,726	124,729
Purchase of property and equipment	(1,692)	(659)
Payment of patent and patent rights	(7,500)	(9,000)
Other assets	—	(59)

Net cash provided by / (used in) investing activities	(31,220)	53,504

Cash flows from financing activities:
Net proceeds from public offering of common stock	10,223	—
Proceeds from sales of common stock under ESPP and stock option plans	3,113	1,486
Repayment of notes from stockholders	857	—
Repayment of debt and capital lease obligations	(199)	(423)

Net cash provided by financing activities	13,994	1,063

Change in cash and cash equivalents	(57,852)	23,001
Cash and cash equivalents at beginning of period	83,765	16,613

Cash and cash equivalents at end of period	$25,913	$39,614

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
	(in thousands, except for per share amounts)
Basic and diluted:
Net loss, as reported	$(26,755)	$(22,021)	$(50,128)	$(42,062)
Basic and diluted:
Weighted average shares outstanding	174,006	138,679	172,938	138,100
Less: Weighted average shares subject to repurchase	—	(1)	—	(11)

Weighted average shares used in computing basic and diluted net loss per share	174,006	138,678	172,938	138,089

Net loss per share – basic and diluted	$(0.15)	$(0.16)	$(0.29)	$(0.30)

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
	(in thousands, except for per share amounts)
Net loss, as reported	$(26,755)	$(22,021)	$(50,128)	$(42,062)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	230	1,095	1,580	1,531
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(9,196)	(12,879)	(20,113)	(23,069)

Pro forma net loss	$(35,721)	$(33,805)	$(68,661)	$(63,600)

Basic and diluted net loss per share – as reported	$(0.15)	$(0.16)	$(0.29)	$(0.30)
Basic and diluted net loss per share – pro forma	$(0.21)	$(0.24)	$(0.40)	$(0.46)

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

4. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three and six month periods ended June 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Net loss	$(26,755)	$(22,021)	$(50,128)	$(42,062)
Net change in unrealized loss on investments	(238)	(21)	(240)	(117)
Net change in foreign currency translation adjustments	(17)	8	(12)	8

Net comprehensive loss	$(27,010)	$(22,034)	$(50,380)	$(42,171)

     The components of accumulated other comprehensive income, net of taxes as of June 30, 2004 and December 31, 2003, respectively, is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Net unrealized loss on investments	$(240)	$(1)
Cumulative foreign currency translation adjustments	12	25

Accumulated other comprehensive income	$(228)	$24

5. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(As restated)
Work in progress	$8,038	$6,136
Finished goods	3,308	2,660

	$11,346	$8,796

     In the second quarter of fiscal 2004, the Company recorded a $3.9 million inventory-related charge to product cost of revenue, which partly consisted of a $2.6 million adjustment to inventory on hand. The remaining $1.3 million of charges related to non-cancelable commitments for package substrate materials and wafers on order with our third-party suppliers, as such contractual commitments were in excess of that inventory’s net realizable value. The Company became aware of the commitment for package substrate materials during the third quarter of fiscal 2004. The charge for materials on hand and on order was primarily associated with our 1.0 GHz 12

Watt 130 nanometer Efficeon processors because the cost to manufacture these parts exceeded the price at which we expect to be able to sell these products. To a lesser extent, a portion of the inventory-related charge relates to package substrate materials for the 130 nanometer Efficeon product that are in excess of our anticipated requirements for these materials. Typically, the Company places its orders for materials with third-party suppliers in advance of expected product purchase orders from its customers and, as a result, the Company may have too much material for a particular product on hand or on order. Of the $11.3 million and $8.8 million of net inventory on hand at June 30, 2004 and December 31, 2003, respectively, $6.2 million and $2.6 million of net inventory, respectively, were stated at net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.4 million for the same periods last year.

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

     Accrued restructuring charges consist of the following at June 30, 2004 (in thousands):

	Provision			Provision			Provision
	Balance at			Balance at			Balance at
	December 31,	Drawdowns		March 31,	Drawdowns		June 30,
	2003	Cash	Non-Cash	2004	Cash	Non-Cash	2004
Building leasehold Costs	$6,071	$408	—	$5,663	$499	—	$5,164

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

8. Related Party Transaction

     Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. In relation to this agreement, the Company recognized license revenue of $327,000 and $522,000 for the three and six months ended June 30, 2004, respectively.

     9. Restatement of Financial Statements:

     Presented below are the unaudited condensed consolidated financial statements of the Company at the date or for the periods specified below (1) as originally reported in our Form 10-Q for the period ended June 30, 2004 that we initially filed with the Securities and Exchange Commission on August 4, 2004, and (2) as restated.

	June 30, 2004
	(unaudited)
	(As originally
	reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,913	$25,913
Short-term investments	58,776	58,776
Accounts receivable, net	3,492	3,492
Inventories	12,025	11,346
Prepaid expenses and other current assets	3,888	3,888

Total current assets	104,094	103,415
Property and equipment, net	5,119	5,119
Patents and patent rights, net	26,349	26,349
Other assets	1,973	1,973

Total assets	$137,535	$136,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,283	$7,283
Accrued compensation and related compensation liabilities	5,261	5,261
Other accrued liabilities	6,278	6,852
Current portion of accrued restructuring charges	1,668	1,668
Current portion of long-term payables	14,957	14,957
Current portion of long-term debt and capital lease obligations	346	346

Total current liabilities	35,793	36,367
Long-term accrued restructuring costs, net of current portion	3,496	3,496
Long-term debt and capital lease obligations, net of current portion	181	181
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value Authorized shares - 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares - 1,000,000,000. Issued and outstanding shares – 174,219,034 at June 30, 2004 and 167,528,493 at December 31, 2003	692,287	692,287
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(116)	(116)
Accumulated other comprehensive income (loss)	(228)	(228)
Accumulated deficit	(591,439)	(592,692)

Total stockholders’ equity	98,065	96,812

Total liabilities and stockholders’ equity	$137,535	$136,856

	Three Months Ended
	June 30,	June 30,
	2004	2004
	(unaudited)
	(As originally
	reported)	(As restated)
Revenue:
Product	$5,673	$5,673
License and service	327	327

Total revenue	6,000	6,000

Cost of revenue:
Product	7,909	9,162
License and service	102	102

Total cost of revenue	8,011	9,264

Gross profit (loss)	(2,011)	(3,264)
Operating expenses:
Research and development(1)(2)	13,719	13,719
Selling, general and administrative(3)(4)	7,418	7,418
Amortization of deferred charges, patents and patent rights	2,347	2,347
Stock compensation	230	230

Total operating expenses	23,714	23,714

Operating loss	(25,725)	(26,978)
Interest income and other, net	243	243
Interest expense	(20)	(20)

Net loss	$(25,502)	$(26,755)

Net loss per share — basic and diluted	$(0.15)	$(0.15)

Weighted average shares outstanding — basic and diluted	174,006	174,006

(1)	Excludes $228 in amortization of deferred stock compensation for the three months ended June 30, 2004.

(2)	Excludes $(109) in variable stock compensation for the three months ended June 30, 2004.

(3)	Excludes $126 in amortization of deferred stock compensation for the three months ended June 30, 2004.

(4)	Excludes $(15) in variable stock compensation for the three months ended June 30, 2004.

	Six Months Ended
	June 30,	June 30,
	2004	2004
	(unaudited)
	(As originally
	reported)	(As restated)
Revenue:
Product	$10,680	$10,680
License and service	522	522

Total revenue	11,202	11,202

Cost of revenue:
Product	13,281	14,534
License and service	344	344

Total cost of revenue	13,625	14,878

Gross profit (loss)	(2,423)	(3,676)
Operating expenses:
Research and development(1)(2)	26,436	26,436
Selling, general and administrative(3)(4)	14,139	14,139
Amortization of deferred charges, patents and patent rights	4,751	4,751
Stock compensation	1,580	1,580

Total operating expenses	46,906	46,906

Operating loss	(49,329)	(50,582)
Interest income and other, net	489	489
Interest expense	(35)	(35)

Net loss	$(48,875)	$(50,128)

Net loss per share — basic and diluted	$(0.28)	$(0.29)

Weighted average shares outstanding — basic and diluted	172,938	172,938

(1)	Excludes $355 in amortization of deferred stock compensation for the six months ended June 30, 2004.

(2)	Excludes $362 in variable stock compensation for the six months ended June 30, 2004.

(3)	Excludes $205 in amortization of deferred stock compensation for the six months ended June 30, 2004.

(4)	Excludes $658 in variable stock compensation for the six months ended June 30, 2004.

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

     Our total revenue, including product revenue and license and service revenue, for the three and six months ended June 30, 2004, was $6.0 million and $11.2 million, respectively, compared to $5.1 million and $11.1 million for the corresponding periods last year. These increases were primarily due to increases of 48% and 14% in net units shipped for the three and six months ended June 30, 2004, respectively, compared to the same periods last year. The increases in the net unit volume shipped were offset by a decrease in average selling prices, or ASPs. However, we also had a more favorable product mix in fiscal 2004 and had higher ASPs associated with shipments of our Efficeon products, which began toward the end of the fourth quarter of fiscal 2003. The higher ASPs from Efficeon were offset by a 21% and 31% decrease in the ASPs of the Crusoe TM5800 for the three and six months periods ended June 30, 2004, respectively, compared to the same periods last year. The cost to manufacture our Crusoe products has decreased for the three and six months ended June 30, 2004 compared to the same periods last year. As a result, for the three and six months ended June 30, 2004, our Crusoe product line contributed favorably to our gross margin.

     We had total operating expenses of $23.7 million and $46.9 million for the three and six months ended June 30, 2004, respectively, compared to $22.3 million and $44.5 million for the corresponding periods last year. Net loss was $26.8 million and $50.1 million for the three and six months ended June 30, 2004, respectively, compared to $22.0 million and $42.1 million for the corresponding periods last year. Historically we have incurred significant losses, and as of June 30, 2004, we had an accumulated deficit of $592.7 million.

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

     In the fiscal quarter ended June 30, 2004, we recorded a $3.9 million charge to product cost of revenue, which partly consisted of a $2.6 million adjustment to inventory on hand. The remaining $1.3 million of charges related to non-cancelable commitments for package substrate materials and wafers on order with our third-party suppliers. The majority of the charge for inventory on hand and on order was primarily associated with our 1.0 GHz 12 Watt 130 nanometer Efficeon processors because the cost to manufacture these parts exceeded the price at which we expect to sell these products. Accordingly, gross margin may benefit from future sales of these parts only to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than our currently estimated market value. Our goal is to improve gross margins after we sell through the 130 nanometer Efficeon inventory on hand at June 30, 2004, all of which is currently stated at its estimated market value, and after we shift our product mix to our new 90 nanometer Efficeon processor.

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

Gross Margin

     Our gross margin is comprised of the components displayed in the following table, shown as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenue:
Product	94.5%	91.0%	95.3%	95.2%
License and service	5.5%	9.0%	4.7%	4.8%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	89.3%	84.6%	91.8%	73.9%
Underabsorbed overhead	0.9%	10.9%	4.8%	10.0%
Charges for inventory adjustments	65.8%	5.5%	35.2%	4.7%

Cost of product revenue	156.0%	101.0%	131.8%	88.6%
Cost of license and service revenue	1.7%	—%	3.1%	—%

Total cost of revenue	157.7%	101.0%	134.9%	88.6%
Benefits to gross margin from the sale of previously written down inventory	3.3%	2.1%	2.1%	3.3%

Gross margin	(54.4)%	1.1%	(32.8)%	14.7%

     Gross margin was negative 54.4% for the second quarter of fiscal 2004 compared to 1.1% for the same period last year. In the second quarter of fiscal 2004, we recorded a $3.9 million charge to product cost of revenue, which partly consisted of a $2.6 million adjustment to the value of inventory on hand. The remaining $1.3 million of charges related to non-cancelable commitments for package substrate materials and wafers on order with our third-party suppliers, as such contractual commitments were in excess of that inventory’s net realizable value. We became aware of the commitment for package substrate materials during the third quarter of fiscal 2004. The charge for inventory on hand has resulted in a decrease in the carrying value of our inventory, while the charge for inventory on order has resulted in an increase of our recorded liabilities. The majority of the charge for inventory on hand and on order was primarily associated with our 1.0 GHz 12 Watt 130 nanometer Efficeon processors, as the cost to manufacture these parts exceeded the price at which we expect to sell these products. Accordingly, we have made adjustments to the carrying value of 130 nanometer Efficeon inventory on hand to write this inventory down to its net realizable value. Gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than our currently estimated market value. We plan to transition our Efficeon customers to our next generation 90 nanometer TM8000 products as we expect these products to contribute more favorably to our financial results.

     Gross margin was negative 32.8% for the first six months of fiscal 2004 compared to 14.7% for the same period last year. As a percent of total revenue, our product costs increased 17.9 percentage points, from 73.9% to 91.8%, mostly as a result of a decrease in average selling prices. In addition to this decline in average selling prices, we saw an increase in the average dollar cost of products sold in the first six months of fiscal 2004 compared to the same period last year, mostly related to sales of our Efficeon TM8000 processor. The initial product cost for our 130 nanometer Efficeon TM8000 processors was significantly higher than the product cost of a more mature product, as the first quarter of fiscal 2004 was our first full quarter of producing this product. Gross margin was additionally adversely affected in the second quarter of fiscal 2004 as a result of the $3.9 million of inventory-related charges noted above.

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

     Of the $11.3 million and $8.8 million of net inventory on hand at June 30, 2004 and December 31, 2003, respectively, $6.2 million and $2.6 million of net inventory, respectively, were stated at net realizable value, which was lower than the respective historical cost. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue differs from their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $0.1 million and $0.4 million for the same periods last year.

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

     Net cash used in operating activities was $40.6 million for the six months ended June 30, 2004, compared to $31.6 million for the corresponding period in fiscal 2003. Net cash used during the first six months of fiscal 2004 was primarily the result of a net loss of $50.1 million, an increase in inventories of $2.6 million and an increase in accounts receivable of $1.8 million. The net loss and changes in operating assets and liabilities were partially offset by increases in accounts payable and accrued liabilities of $7.2 million, non-cash charges related to amortization of patents and patent rights of $4.8 million, depreciation of $1.9 million and stock compensations of $1.6 million. Subsequent to the end of the second quarter of fiscal 2004, we received $3.0 million as the first installment of fees due to us under our NEC licensing agreement. We expect to receive the remaining portion of our technology transfer fees over the next two fiscal quarters.

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

Contractual Obligations

     At June 30, 2004, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Capital Lease Obligations	$557	$371	$186	—
Operating Leases(1)	$18,338	$4,440	$13,898	—
Unconditional Purchase Obligations(2)	$11,109	$9,002	$2,107	—
Other Obligation(3)	$16,000	$16,000	—	—

Total	$46,004	$29,813	$16,191	$—

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

(3)	Other obligation represents the final payment to our development partner.

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

     Since our inception, we have incurred cumulative losses aggregating $592.7 million, including net losses of $50.1 million for the first six months of fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which have reduced stockholders’ equity to $96.8 million at June 30, 2004. We currently expect to continue to incur losses under our current business plan until at least 2005.

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Prior to the initial filing of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Initially Filed Form 10-Q”), our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by that report, and, based on that evaluation, our chief executive officer and chief financial officer had concluded, as of the end of the period covered by that report, that our disclosure controls and procedures were effective for this purpose.

     In the course of preparing our financial statements for the third quarter of fiscal 2004, material weaknesses, as defined in Public Company Accounting Oversight Board, or PCAOB, Standard No. 2, were identified in our internal control over financial reporting. As used by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, material weaknesses were identified with respect to our financial statement close process and our contract administration.

     The material weakness with respect to our financial statement close process affected our inventory for the second and third quarters of fiscal 2004 and our accrued restructuring costs for the third quarter of fiscal 2004. In respect of our financial statements for the second quarter of fiscal 2004, we did not properly record an inventory charge because we had not identified our contractual obligation to purchase materials from a third-party supplier. We identified that contractual obligation after we filed the Initially Filed Form 10-Q, and a charge for those materials in excess of our anticipated needs as of June 30, 2004 is now reflected in our amended financial statements included in this Amendment No. 1. In respect of our financial statements for the third quarter of fiscal 2004, we initially made inappropriate and inconsistent assumptions with respect to certain inventory valuations and accrued restructuring costs and initially misapplied accounting principles with respect to the impairment of certain manufacturing related equipment. Management and Ernst &

Young LLP, our independent auditors, identified these inaccuracies, and the correct charges will be reflected in the financial statements included in the quarterly report for the third quarter of fiscal 2004.

     The material weakness with respect to our contract administration contributed to our failure to identify our contractual obligation to purchase materials from a third-party supplier described above.

     We also recently experienced transitions in the oversight of our finance and accounting personnel. In June 2004, Svend-Olav Carlsen, who had served as our chief financial officer since June 2002, resigned. In September 2004, we hired Mark R. Kent as our new chief financial officer. During a portion of the interim period, our general counsel served as our chief financial officer.

     Since the filing of the Initially Filed Form 10-Q, our management has further evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this amended report. In light of these matters, as a consequence of the material weaknesses described above that existed at June 30, 2004, our chief executive officer and chief financial officer now conclude that our disclosure controls and procedures were not effective as of June 30, 2004.

     Our management and audit committee have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Specific initiatives with respect to our disclosure controls and procedures and actions to address the material weaknesses described above that we have undertaken through the end of the fiscal year ended December 31, 2004 include the revision and implementation of our policies regarding:

•	who at the company is authorized to sign contracts;

•	confirmation that only authorized company employees have signed contracts;

•	provision of appropriate signed contracts to our finance group; and

•	determination of our assumptions used to calculate inventory valuation by the finance group integrating in a more comprehensive manner the sales and inventory forecasting processes.

     Our management and audit committee intend to closely monitor the implementation of our remediation plan. Although we have undertaken the foregoing initiatives, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to address the material weaknesses that have been identified and to refine our internal controls and procedures to meet the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act and the rules adopted thereunder. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal control over financial reporting.

     Other than the applicable foregoing initiatives, during the second quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

TRANSMETA CORPORATION

By:	/s/ MARK R. KENT

Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Date: November 8, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q/A and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.