Form 10-Q
period 2004-09-30
TRANSMETA CORP
filed 2004-11-08
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     There were 176,468,261 shares of the Company’s common stock, par value $0.00001 per share, outstanding on October 22, 2004.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,401	$83,765
Short-term investments	46,725	37,000
Accounts receivable, net	2,509	1,719
Inventories	7,541	8,796
Prepaid expenses and other current assets	3,298	3,671

Total current assets	78,474	134,951
Property and equipment, net	4,551	5,305
Patents and patent rights, net	24,637	29,771
Other assets	2,205	1,563

Total assets	$109,867	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,130	$1,900
Accrued inventory-related charges	5,076	—
Other accrued liabilities	5,534	5,360
Current portion of accrued restructuring costs	1,602	1,916
Obligation to former development partner	15,478	21,129
Current portion of long-term debt and capital lease obligations	350	370

Total current liabilities	35,359	35,661
Long-term accrued restructuring costs, net of current portion	4,059	4,155
Long-term debt and capital lease obligations, net of current portion	91	356
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value Authorized shares - 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares - 1,000,000,000. Issued and outstanding shares - 176,379,470 at September 30, 2004 and 167,528,493 at December 31, 2003	694,139	677,093
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(12)	(696)
Accumulated other comprehensive income (loss)	(83)	24
Accumulated deficit	(621,247)	(542,564)

Total stockholders’ equity	70,358	131,418

Total liabilities and stockholders’ equity	$109,867	$171,590

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue:
Product	$3,297	$2,365	$13,977	$12,909
License and service	3,698	323	4,220	850

Total revenue	6,995	2,688	18,197	13,759

Cost of revenue:
Product	11,147	3,073	25,681	12,523
License and service	197	—	541	—

Total cost of revenue	11,344	3,073	26,222	12,523

Gross profit (loss)	(4,349)	(385)	(8,025)	1,236
Operating expenses:
Research and development(1)(2)	13,751	12,452	40,187	37,121
Selling, general and administrative(3)(4)	7,424	5,978	21,563	18,959
Restructuring charges	904	—	904	—
Amortization of deferred charges, patents and patent rights	2,233	2,628	6,984	7,902
Stock compensation	56	2,302	1,636	3,833

Total operating expenses	24,368	23,360	71,274	67,815

Operating loss	(28,717)	(23,745)	(79,299)	(66,579)
Interest income and other, net	188	203	677	1,222
Interest expense	(26)	(116)	(61)	(363)

Net loss	$(28,555)	$(23,658)	$(78,683)	$(65,720)

Net loss per share — basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.47)

Weighted average shares outstanding — basic and diluted	175,487	139,844	173,794	138,674

(1)	Excludes $79 and $190 in amortization of deferred stock compensation for the three months ended September 30, 2004 and September 30, 2003, respectively, and $434 and $924 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(2)	Excludes $(49) and $135 in variable stock compensation for the three months ended September 30, 2004 and September 30, 2003, respectively, and $313 and $170 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(3)	Excludes $26 and $115 in amortization of deferred stock compensation for the three months ended September 30, 2004 and September 30, 2003, respectively, and $231 and $621 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(4)	Excludes $0 and $1,862 in variable stock compensation for the three months ended September 30, 2004 and September 30, 2003, respectively, and $658 and $2,118 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(78,683)	$(65,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,636	3,833
Depreciation	2,778	4,470
Amortization of other assets	—	370
Amortization of deferred charges, patents and patent rights	6,984	7,902
Non cash restructuring charges	904	—
Changes in operating assets and liabilities:
Accounts receivable	(790)	2,654
Inventories	1,255	3,536
Prepaid expenses and other current assets	(269)	357
Accounts payable and accrued liabilities	5,680	(3,800)
Accrued restructuring charges	(1,314)	(1,851)

Net cash used in operating activities	(61,819)	(48,249)

Cash flows from investing activities:
Purchase of available-for-sale investments	(69,994)	(83,775)
Proceeds from sale or maturity of available-for-sale investments	60,162	157,634
Purchase of property and equipment	(2,024)	(834)
Payment for previously acquired patents and patent rights	(7,500)	(9,000)
Other assets	—	(59)

Net cash provided by / (used in) investing activities	(19,356)	63,966

Cash flows from financing activities:
Net proceeds from public offering of common stock	10,289	—
Proceeds from sales of common stock under ESPP and stock option plans	4,948	3,854
Repayment of notes from stockholders	857	—
Repayment of debt and capital lease obligations	(283)	(584)

Net cash provided by financing activities	15,811	3,270

Change in cash and cash equivalents	(65,364)	18,987
Cash and cash equivalents at beginning of period	83,765	16,613

Cash and cash equivalents at end of period	$18,401	$35,600

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The financial statements of the Company have been presented based on the assumption that the Company will continue as a going concern. The Company, however, has a history of substantial losses, and expects to incur future losses. The Company has historically reported negative cash flows from operations because the gross profit, if any, generated from its product and licensing revenues has not been sufficient to cover its operating cash requirements. The Company believes that its existing cash and cash equivalents and short-term investment balances and cash from operations will be insufficient to fund its operations, planned capital and R&D expenditures for the next 12 months on its current business model. Accordingly, the Company intends to raise during that time period additional funds through public or private equity or debt financing or by any other means available to the Company at that time. Additional funds may not be available on terms favorable to the Company or at all. In the event that the Company is unable to raise additional funds, it is positioned to modify its current business model, for example, by leveraging its intellectual property assets and by focusing on its strategy of licensing its advanced power management and other technologies to other companies and, in doing so, to substantially limit its operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit it to continue to operate on a modified business model for a period that extends at least through September 30, 2005.

     The Company’s fiscal year ends on the last Friday in December, and each fiscal quarter ends on the last Friday of each calendar quarter. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions. The three-month periods ended September 24, 2004 and September 26, 2003 each consisted of 13 weeks. The first nine months of fiscal 2004 and 2003 each consisted of 39 weeks.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(in thousands, except for per share amounts)
Basic and diluted:
Net loss, as reported	$(28,555)	$(23,658)	$(78,683)	$(65,720)
Basic and diluted:
Weighted average shares outstanding	175,487	139,844	173,794	138,682
Less: Weighted average shares subject to repurchase	—	—	—	(8)

Weighted average shares used in computing basic and diluted net loss per share	175,487	139,844	173,794	138,674

Net loss per share — basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.47)

     The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 41,923,626 and 35,532,096 shares of common stock at September 30, 2004 and 2003, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

3. Revenue Recognition

     The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, title of goods is transferred and collectibility is reasonably assured. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically upon shipment.

     The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, significant interpretation on these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license revenues and maintenance and service revenues are recognized only if payments received are non-refundable and not subject to any future performance obligation by the Company. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered.

     License and service revenue for the three and nine months ended September 30, 2004 were $3.7 million and $4.2 million, respectively. Through September 30, 2004, the Company has collected a total of $3.5 million for technology transfer fees and maintenance service fees related to an agreement with its initial LongRun2 licensing partner. The Company has recognized revenue in respect of this agreement upon receipt of payments which are non-refundable and not subject to any future performance obligation by the Company.

4. Stock Based Compensation

     The Company accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and has elected to follow the “disclosure only” alternative prescribed by SFAS 123, “Accounting for Stock-Based Compensation.” Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements. In December 2002, the FASB issued, and the Company adopted, SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS 148 amends the disclosure requirements of FASB’s SFAS 123, “Accounting for Stock-Based Compensation”, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net loss, as reported	$(28,555)	$(23,658)	$(78,683)	$(65,720)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	56	2,302	1,636	3,833
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(7,538)	(13,621)	(27,652)	(36,690)

Pro forma net loss	$(36,037)	$(34,977)	$(104,699)	$(98,577)

Basic and diluted net loss per share — as reported	$(0.16)	$(0.17)	$(0.45)	$(0.47)
Basic and diluted net loss per share — pro forma	$(0.21)	$(0.25)	$(0.60)	$(0.71)

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

	Options				ESPP
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected volatility	0.91	0.92	0.91	0.86	0.91	1.03	0.91	1.03
Expected life in years.	3.4	4.0	3.4	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	2.9%	2.7%	2.7%	2.3%	1.8%	1.2%	1.4%	1.3%
Expected dividend yield	0	0	0	0	0	0	0	0

5. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three and nine month periods ended September 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net loss	$(28,555)	$(23,658)	$(78,683)	$(65,720)
Net change in unrealized loss on investments	132	(22)	(108)	(139)
Net change in foreign currency translation adjustments	13	(14)	1	(6)

Net comprehensive loss	$(28,410)	$(23,694)	$(78,790)	$(65,865)

     The components of accumulated other comprehensive income/(loss), net of taxes as of September 30, 2004 and December 31, 2003, respectively, is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Net unrealized loss on investments	$(109)	$(1)
Cumulative foreign currency translation adjustments	26	25

Accumulated other comprehensive income/(loss)	$(83)	$24

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Work in progress	$4,930	$6,136
Finished goods	2,611	2,660

	$7,541	$8,796

     In the third quarter of fiscal 2004, the Company recorded a $3.2 million charge related to inventory on hand, which resulted in a reduction of the carrying value of that inventory. The Company additionally recorded a $3.6 million charge during the period related to non-cancelable commitments for substrates and wafers on order with our third-party suppliers, as such contractual commitments were in excess of that inventory’s net realizable value. The charge for inventory on hand as well as the charge for inventory on order primarily related to the cost to manufacture our 130 nanometer and 90 nanometer Efficeon products exceeding the price at which we expect to be able to sell these products. Of the $7.5 million and $8.8 million of net inventory on hand at September 30, 2004 and December 31, 2003, respectively, $2.3 million and $2.6 million of net inventory, respectively, were stated at net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, compared to $0.2 million and $0.6 million for the same periods last year.

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

     During the fourth quarter of fiscal 2003, Transmeta reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions.

     During the third quarter of fiscal 2004, Transmeta reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions. In view of current market conditions, the Company has no assumptions of subleasing previously vacated space that remains unused as of September 30, 2004. As a result of this update in assumptions, the Company adjusted the accrued restructuring costs and recorded a charge of $0.9 million in restructuring charges.

     Accrued restructuring charges consist of the following at September 30, 2004 (in thousands):

	Provision Balance at December 31,	Drawdowns		Provision Balance at March 31,	Drawdowns		Provision Balance at June 30,	Restructuring	Drawdowns		Provision Balance at September 30,
	2003	Cash	Non-Cash	2004	Cash	Non-Cash	2004	Charges	Cash	Non-Cash	2004
Building leasehold costs	$6,071	$408	—	$5,663	$499	—	$5,164	$904	$407	—	$5,661

8. Related Party Transaction

     Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. In relation to this agreement, the Company recognized license revenue of $198,000 and $720,000 for the three and nine months ended September 30, 2004, respectively.

9. Recent Accounting Pronouncements

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would require all companies to measure compensation cost for all share-based payments at fair value. The effective date of the proposed standard is for periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of the proposed statement will have on its financial position and results of operations.

10. Legal Proceedings

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

11. Subsequent Events

     On October 19, 2004, the Company entered into an agreement with International Business Machines, or IBM, to add a second amendment to the Company’s amended technology license agreement with IBM, which second amendment relates solely to the terms of the Company’s final $16 million cash commitment payable to IBM in December 2004 pursuant to the amended technology license agreement. Specifically, the second amendment reschedules and amortizes over the next four fiscal quarters the Company’s final $16 million payment to IBM. Under the second amendment, the Company is now obligated, and currently expects, to pay $4.0 million cash to IBM in December 2004, and to pay the remaining $12.0 million of its cash commitment to IBM, with an imputed interest rate of 7.5%, during the first three quarters of fiscal 2005.

     On October 26, 2004, the Company received from NEC Electronics, or NEC, a cash payment of $3.0 million, which payment constitutes a portion of the Company’s deliverable-based license fee for licensing to NEC the Company’s proprietary LongRun2 technologies for power management and transistor leakage control pursuant to the Company’s March 2004 licensing agreement with NEC. This $3.0 million payment was received during the fourth quarter of fiscal 2004 and will be recognized as revenue in that period.

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

Overview

     We design, develop and sell highly efficient x86-compatible software-based microprocessors. Since the introduction of our first family of microprocessors, the Crusoe series, in January 2000, we have derived the majority of our revenue from the sale of these products. In October 2003, we introduced the Efficeon TM8000 family of microprocessors, which is our next family of x86-compatible processors. In September 2004, we began limited production of our Efficeon TM8800 processor on an advanced 90 nanometer manufacturing process. In fiscal 2003, and through the first nine months of fiscal 2004, we additionally have recognized revenue from technology and intellectual property license agreements. During the first quarter of fiscal 2004, we entered into a licensing agreement with NEC Electronics, or NEC, wherein NEC licensed our LongRun2 technologies for power management and transistor leakage control. The agreement with NEC includes deliverable-based license fees, maintenance service fees, and subsequent royalties payable to us once NEC begins production of products incorporating our technologies, which NEC currently expects to begin in late 2005. Through September 30, 2004, we have collected a total of $3.5 million in license fees and maintenance service fees related to our NEC agreement. These funds were recognized as revenue as certain predetermined milestones have been met and customer acceptance has been received. We expect in the near term that technology and intellectual property license revenues will contribute to our total revenue, and we will continue to explore additional opportunities for licensing our advanced power management and other technologies to other companies.

     Our total revenue, including product revenue and license and service revenue, for the three and nine months ended September 30, 2004, was $7.0 million and $18.2 million, respectively, compared to $2.7 million and $13.8 million for the corresponding periods last year. These increases were primarily due to increased license and service revenue, which totaled $3.7 million and $4.2 million for the three and nine months ended September 30, 2004, compared to $0.3 million and $0.9 million for the corresponding periods last year. Product revenue also increased 39% and 8%, respectively, for the three and nine months ended September 30, 2004, compared to the corresponding periods last year, primarily due to respective increases of 144% and 36% in net units shipped, consisting largely of our Crusoe products. Our average selling prices, or ASPs, for Crusoe product sales decreased, but we also reduced our Crusoe manufacturing costs for the three and nine months ended September 30, 2004 compared to the same periods last year.

     Our gross margin was negative 62.2% for the three months ended September 30, 2004, compared to negative 14.3% for the same period last year. We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product and licensing revenues has not been sufficient to cover our operational cash requirements. We had total operating expenses of $24.4 million and $71.3 million for the three and nine months ended September 30, 2004, respectively, compared to $23.4 million and $67.8 million for the corresponding periods last year. Net loss was $28.6 million and $78.7 million for the three and nine months ended September 30, 2004, respectively, compared to $23.7 million and $65.7 million for the corresponding periods last year. Historically we have incurred significant losses, and as of September 30, 2004, we had an accumulated deficit of $621.2 million.

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be insufficient to fund our operations, planned capital and R&D expenditures for the next twelve months on our current business model. Accordingly, we intend to raise during that time period additional funds through public or private equity or debt financing. If we are unable to do so, we are positioned to modify our current business model, for example, by leveraging our intellectual property assets and by focusing on our strategy of licensing our advanced power management and other technologies to other companies and, in doing so, to substantially limit our operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit us to continue to operate on a modified business model for a period that extends at least through September 30, 2005.

     The majority of our sales have been to a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
	2004		2003	2004		2003
Customer A (1)	50%		* %	20%		*	%
Customer B	17%		* %	35%		*	%
Customer C	*	%	32%	15%		23%
Customer D	*	%	24%	*	%	23%
Customer E	*	%	14%	*	%	18%
Customer F	*	%	12%	*	%	*	%

*	represents less than 10% of total revenue

(1)	includes revenue from our first LongRun2 licensing partner

     The following table represents balances from our customers that accounted for more than 10% of our accounts receivable balance at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Customer B	26%	66%
Customer C	24%	13%
Customer G	21%	*	%
Customer H	10%	*	%

     We began shipments in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor, manufactured using a 130 nanometer complementary metal oxide semiconductor, or CMOS, process. We believe that we must successfully complete the transition of the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process in order to be able to achieve broad market acceptance of our Efficeon TM8000 microprocessors. We sampled our 90 nanometer Efficeon TM8800 processors in early April 2004 and we began limited production of these products in the third quarter of fiscal 2004.

     In the third quarter of fiscal 2004 we recorded a $6.8 million inventory-related charge. Of the $6.8 million charge, $3.2 million was for inventory on hand, the majority of which was for our Crusoe and 130 nanometer Efficeon processors. The remaining $3.6 million of the inventory charge was for substrates and wafers on order, the majority of which relates to both our 130 and 90 nanometer Efficeon processors, and which resulted in our recording an accrued liability for an equal amount. As of September 30, 2004, our expected costs to produce 130 and 90 nanometer Efficeon processors on hand and on order exceeded the average selling prices that we anticipated to be able to sell the related product. As a result, we have had to take charges related to this difference between cost and expected average selling prices, and accordingly anticipate that we will not see contributions to our gross profits as these products are sold. Our goal is to improve gross margins once unit sales of the 90 nanometer Efficeon product are substantial enough to drive down production costs as the product moves into a stage of substantial volume production.

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

Results of Operations

Changes to Previously Announced Financial Results for the Third Quarter of Fiscal 2004

     On October 20, 2004, we issued a press release and filed a current report on Form 8-K to announce our financial results for the third quarter of fiscal 2004. In conjunction with the filing of this quarterly report, we are required to reassess all significant estimates and judgments made in the financial statements for the period, as well as consider any relevant additional information that is available as of the filing date. This updated analysis includes information that had not been previously identified at the time we announced our financial results for the third quarter of fiscal 2004. In light of this information, as well as correcting for an error in calculations that was detected following October 20, 2004, we concluded that decreasing our inventory valuation by $1.1 million and recording related additional product cost of revenue of $1.1 million in the third quarter of fiscal 2004 was appropriate. Additionally, we concluded that reclassifying a $0.9 million charge related to non-cancelable commitments for goods and services from research and development expenses to cost of product revenue was appropriate.

     As a result of the $1.1 million adjustment, our fiscal third quarter 2004 net loss was $28.6 million, or a loss of $0.16 per share, compared to $27.5 million, or a loss of $0.16 per share, as previously announced.

Total Revenue

     We derive revenue from two sources: product revenue, and license and service revenue. Total revenue for each period presented is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(in thousands)
Product	$3,297	$2,365	$13,977	$12,909
License and service	3,698	323	4,220	850

Total revenue	$6,995	$2,688	$18,197	$13,759

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Product revenue:
Thin client desktop	17%	9%	38%	8%
Notebook computers	15%	47%	21%	47%
Embedded/servers	5%	6%	8%	7%
UPCs	3%	1%	4%	1%
Tablet PC’s	7%	25%	6%	31%
License and service revenue:	53%	12%	23%	6%

     Total product revenue for the three and nine months ended September 30, 2004 was $3.3 million and $14.0 million, respectively, compared to $2.4 million and $12.9 million for the corresponding periods last year. The increase in product revenue is primarily due to an overall increase in net product shipped of 144% and 36%, respectively, for the three and nine months ended September 30, 2004 compared to the same periods last year. Contributing to this increase were the shipments of our Efficeon product, which began in the fourth quarter of 2003 and represented 13% and 20%, respectively, of total revenue for the three and nine months ended September 30, 2004. Partially offsetting this increase was the decrease of ASPs for our Crusoe processors.

     Pricing pressure on the TM5800 has increased and may continue to increase as the product has matured and continues to sell into market segments and geographies, such as China and Taiwan, that traditionally demand lower ASPs. We expect to continue to manufacture the TM5800 as that processor continues to sell into market segments such as the embedded and thin client markets, from which we expect the processor to derive the majority of its future revenue. The Efficeon TM8000 product is targeted at higher-volume notebook and other markets that demand low power consumption and low heat generation characteristics, such as the UPC and thin and light notebook markets.

     For the three and nine months ended September 30, 2004, we recognized license and service revenue of $3.7 million and $4.2 million, respectively. This revenue related to a license and service agreement that we entered into during fiscal 2003 and a licensing agreement with NEC Electronics for power management and transistor leakage control. We will continue to explore additional opportunities for licensing our advanced power management technologies to other companies. For example, we believe our proprietary LongRun2 leakage control technology could be valuable to the semiconductor industry and could generate significant future licensing revenues for us without impairing our microprocessor product business.

Gross Margin

     Our gross margin is comprised of the components displayed in the following table, shown as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue:
Product	47.1%	88.0%	76.8%	93.8%
License and service	52.9%	12.0%	23.2%	6.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	43.9%	72.5%	73.4%	73.6%
Underabsorbed overhead	5.7%	17.3%	5.2%	11.4%
Charges for inventory adjustments	111.0%	32.3%	64.2%	10.1%

Cost of product revenue	160.6%	122.1%	142.8%	95.1%
Cost of license and service revenue	2.8%	—%	3.0%	—%

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Total cost of revenue	163.4%	122.1%	145.8%	95.1%
Benefits to gross margin from the sale of previously written down inventory	1.2%	7.8%	1.7%	4.1%

Gross margin	(62.2)%	(14.3)%	(44.1)%	9.0%

     Gross margin was negative 62.2% the third quarter of fiscal 2004 compared to negative 14.3% for the same period last year. In the third quarter of fiscal 2004, we recorded a $6.8 million inventory-related charge. Of the $6.8 million charge, $3.2 million was for inventory on hand, the majority of which was for our Crusoe and 130 nanometer Efficeon processors. The remaining $3.6 million of the inventory charge was for non-cancelable orders for substrates and wafers, the majority of which relates to both our 130 and 90 nanometer Efficeon processors. The majority of the Efficeon-related charges for inventory on hand and on order primarily related to the cost to manufacture our 130 nanometer and 90 nanometer Efficeon products exceeding the price at which we expect to be able to sell these products. Our 130 and 90 nanometer products have incurred higher than anticipated initial costs of production. Further, we believe that the initial availability of our first limited production 90 nanometer Efficeon processors in September 2004 had a greater than expected adverse effect on demand for our 130 nanometer Efficeon microprocessors, and, as a result, we have to take inventory-related charges for 130 nanometer product on hand and on order that are in excess of our anticipated demand for that product. We often must place our orders with third party suppliers in advance of expected purchase orders form our customers, and, as a result, we may have too much material for a particular product on hand or on order. Gross margin from our 130 and 90 nanometer parts on hand and on order may benefit from future sales only to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than our currently estimated market value. For the nine months ended September 30, 2004, we have taken a charge of $5.0 million for inventory on order. There were no similar charges related to purchase commitments in any other periods. We expect that we may incur similar charges in future periods related to our 90 nanometer Efficeon products until we are able to align product costs below expected ASPs, which should be achieved once unit sales of the product are substantial enough to drive down production costs as the product moves into a stage of substantial volume production.

     Gross margin was negative 44.1% for the first nine months of fiscal 2004 compared to 9.0% for the same period last year. As a percent of total revenue, our product costs decreased 0.2 percentage points, from 73.6% to 73.4%, which was the result of a decrease in average selling prices as well as a slight increase in the average dollar cost of products sold in the first nine months of fiscal 2004 compared to the same period last year. The initial product cost for our 130 nanometer and 90 nanometer Efficeon TM8000 processors is significantly higher than the product cost of a more mature product, as the first quarter of fiscal 2004 was our first full quarter of producing the 130 nanometer product while the third quarter of fiscal 2004 was the first quarter of producing the 90 nanometer product. Gross margin was additionally adversely affected in the third quarter of fiscal 2004 as a result of the $6.8 million inventory-related charge noted above, as well as from a $0.9 million charge related to non-cancelable obligations that we had made to third party suppliers for goods and services for which we currently do not anticipate seeing any economic benefits.

     Gross margin was adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For the third quarter of fiscal 2004, these unabsorbed costs were $0.4 million, or 5.7% of total revenue, compared to $0.5 million, or 17.3% of total revenue, for the same period in the prior year. For the first nine months of fiscal 2004, these unabsorbed costs were $0.9 million, or 5.2% of total revenue, compared to $1.6 million, or 11.4% of total revenue, for the same period in the prior year. We expect to increase the utilization of our manufacturing overhead in coming periods as the volume of shipments of our Efficeon TM8000 products increase.

     Of the $7.5 million and $8.8 million net inventory on hand at September 30, 2004 and December 31, 2003, respectively, $2.3 million and $2.6 million of net inventory, respectively, were stated at net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, compared to $0.2 million and $0.6 million for the same periods last year.

Research and Development

     Research and development (R&D) expenses were $13.8 million and $40.2 million for the three and nine months ended September 30, 2004, respectively, compared to $12.5 million and $37.1 million for the corresponding periods last year. The increase in R&D expenses for the third quarter of fiscal 2004 compared to the same period last year was due to increases in non-recurring engineering charges of $1.0 million, headcount-related expenses of $0.7 million and other expenses of $0.4 million, partially offset by a decrease in consultant expenses of

$0.4 million and depreciation expenses of $0.4 million. The increase in R&D expenses for the first nine months of fiscal 2004 compared to the same period last year was due to increases in non-recurring engineering charges of $1.8 million, headcount-related expenses of $2.0 million and other expenses of $0.4 million, partially offset by a decrease in depreciation expenses of $1.0 million. The increased engineering and headcount-related expenses through the first nine months of fiscal 2004 were primarily the result of our increased efforts devoted to the development of the 90 nanometer and 130 nanometer manufacturing technology for our Efficeon TM8000 family of microprocessors, as well as our LongRun2 power management technologies. Partially attributing to the increase in other expenses was a one time sales tax refund received in fiscal 2003. The decreases in depreciation expenses were primarily due to certain property and equipment being fully depreciated throughout the last fiscal year.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses were $7.4 million and $21.6 million for the three and nine months ended September 30, 2004, respectively, compared to $6.0 million and $19.0 million for the corresponding periods last year. The increase in SG&A expenses for the third quarter of fiscal 2004 compared to the same period last year was due to increases in legal and accounting expenses of $0.5 million, headcount-related expenses of $0.4 million and consultant expenses of $0.4 million. The increase in SG&A expenses for the first nine months of fiscal 2004 compared to the same period last year was due to increases in headcount-related expenses of $1.1 million, building and facilities expenses of $0.9 million, travel and tradeshow expenses of $0.5 million and advertising expenses of $0.3 million, offset by decreases in depreciation expenses of $0.7 million and insurance expenses of $0.4 million. The increased headcount-related expenses, travel and tradeshow expenses and advertising expenses through the first nine months of fiscal 2004 were primarily the result of our continued efforts to hire additional personnel, to expand our presence in the Asia-Pacific market with new offices and to promote awareness of our Efficeon TM8000 processor. The increased building and facilities expenses were primarily the result of our increased building occupancy at our offices in Santa Clara. The increased legal expenses were primarily the result of higher expenditures for patent protection of our inventions. The increased accounting expenses were primarily due to costs incurred for compliance with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes Oxley Act of 2002.

Restructuring Charges

     As part of our quarterly reassessment of restructuring accruals, during the third quarter of fiscal 2004, we adjusted our accrued restructuring costs as a result of an update to certain underlying assumptions. We had previously anticipated subleasing our vacant facilities in future periods. In view of current market conditions, this assumption has been revised such that we no longer assume that we will be able to sublease our previously vacated space that remains unused as of September 30, 2004. As a result of this update in assumptions, we adjusted the accrued restructuring costs and recorded a charge of $0.9 million in restructuring charges.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization of deferred charges, patents and patent rights were $2.2 million and $7.0 million for the three and nine months ended September 30, 2004, respectively, compared to $2.6 million and $7.9 million for the corresponding periods last year. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patent and patent rights. The decreases can be attributed to a decrease in accretion expenses as a result of a reduction in payments due under our patent and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased from $30.5 million at September 30, 2003 to $16.0 million at September 30, 2004.

Stock Compensation

     Stock compensation was $0.1 million for the three months ended September 30, 2004 compared to $2.3 million for the same period last year, representing a decrease of $2.2 million. Stock compensation was $1.6 million for the nine months ended September 30, 2004 compared to $3.8 million for the same period last year, representing a decrease of $2.2 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation.

     Net amortization of deferred stock compensation for the third quarter of fiscal 2004 was $0.1 million, compared to $0.3 million for the same period last year. For the first nine months of fiscal 2004, net amortization was $0.7 million, compared to $1.5 million for the same period last year. The decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy, as well as a decrease in the number of outstanding options affecting the compensation charge as a result of cancellations. The amortization of the remaining $12,000 of deferred stock compensation will continue through the end of fiscal 2004.

     Variable stock compensation is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the third quarter of fiscal 2004 was a credit of $49,000, compared to a charge of $2.0 million for the same period last year. This decrease was the result of certain notes receivable from stockholders being fully paid toward the end of fiscal 2003. For the first nine months of fiscal 2004, variable stock compensation was $1.0 million, compared to $2.3 million for the same period last year. This decrease was the result of a lower market price of our stock as of September 30, 2004, compared to the same period in the prior year.

Interest Income and Other, Net and Interest Expense

     Interest income and other, net was $0.2 million and $0.7 million for the three and nine months ended September 30, 2004, respectively, compared to $0.2 million and $1.2 million for the corresponding periods last year. The decreases were due to lower average invested cash balances as we continued to use cash to fund operations, as well as a decrease in interest rates earned on investments during the period. The decrease in interest expense was primarily the result of lower average debt balances due to several lease-financing arrangements expiring during 2003, as well as decreases in certain accretion expenses related to our facilities lease commitments.

Liquidity and Capital Resources

Cash and Cash Flows

     We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product and licensing revenues has not been sufficient to cover our operating cash requirements. We intend to rely on funds that we have received from financing activities until we are able to generate sufficient revenue and gross profit to cover operational expenses as well as anticipated increases in our working capital requirements. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be insufficient to fund our operations, planned capital and R&D expenditures for the next twelve months on our current business model because of significant risks and uncertainties as noted below. Accordingly, we intend to raise during that time period additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In the event that we are unable to raise additional funds, we are positioned to modify our current business model, for example, by leveraging our intellectual property assets and by focusing on our strategy of licensing our advanced power management and other technologies to other companies and, in doing so, to substantially limit our operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit us to continue to operate on a modified business model for a period that extends at least through September 30, 2005.

     For the period through September 30, 2005 and over the longer term, our capital requirements for our current business model will depend on many factors, including but not limited to general economic conditions, the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. As we shift our product mix to our new 90 nanometer Efficeon TM8000 microprocessors, and as we continue to develop new or enhance existing products or services in line with our current business model, we expect that, as a result of an increased level of operations, we will need to increase our non-cash working capital, and accordingly, the net cash which we will use in our operating activities will increase.

     Our ability to increase sales of our Crusoe TM5800 products into additional market segments, to decrease manufacturing costs for our Crusoe TM5800 and Efficeon TM8000 products, to achieve market acceptance of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer process and to transition successfully our Efficeon TM8000 microprocessor to a 90 nanometer process will be particularly critical in determining our cash needs. All of these factors are subject to significant risks and uncertainties.

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

     As of September 30, 2004 we had $65.1 million in cash, cash equivalents and short-term investments compared to $120.8 million at December 31, 2003.

     The following comparison table summarizes our usage of cash and cash equivalents for the nine months ended September 30, 2004 and the nine months ended September 30, 2003:

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(61,819)	$(48,249)
Net cash provided by/(used in) investing activities	(19,356)	63,966
Net cash provided by financing activities	15,811	3,270

Increase/(decrease) in cash and cash equivalents	$(65,364)	$18,987

     Net cash used in operating activities was $61.8 million for the nine months ended September 30, 2004, compared to $48.2 million for the corresponding period in fiscal 2003. Net cash used during the first nine months of fiscal 2004 was primarily the result of a net loss of $78.7 million, cash drawdowns in restructuring charges of $1.3 million and an increase in accounts receivable of $0.8 million. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $7.0 million, increases in accounts payable and accrued liabilities of $5.7 million, depreciation of $2.8 million, decrease in inventory of $1.3 million, stock compensation of $1.6 million and non cash change in restructuring charges of $0.9 million.

     Net cash used in investing activities was $19.4 million for the nine months ended September 30, 2004, compared to net cash provided by investing activities of $64.0 million for the corresponding period in fiscal 2003. This change was primarily due to $9.8 million in net purchases of available-for-sale investments for the first nine months of fiscal 2004, compared to net proceeds of $73.9 million from the maturity of available-for-sale investments for the same period last year. Additionally, we made scheduled payments for previously acquired patent and patent rights totaling $7.5 million during the first nine months of fiscal 2004, compared to $9.0 million in the same period last year. We have remaining payments to a development partner totaling $16.0 million that is due in four quarterly installments starting in December 2004. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $2.0 million and $0.9 million for the first nine months in fiscals 2004 and 2003, respectively.

     Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2004, compared to $3.3 million for the corresponding period in fiscal 2003. This increase was primarily the result of our receipt of $10.2 million when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering. We also received $4.9 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for the first nine months of fiscal 2004, compared to $3.9 million for the same period last year. Additionally, we received $0.9 million for the repayment of notes from our stockholders in the first nine months of fiscal 2004. Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, from lease financing. It is reasonably possible that we may continue to seek financing through these sources of capital as well as other types of financing, including, but not limited to, debt financing. Additional financing might not be available on terms favorable to us, or at all.

     At September 30, 2004, we had $18.4 million in cash and cash equivalents and $46.7 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Contractual Obligations

     At September 30, 2004, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Capital Lease Obligations	$464	$371	$93	—
Operating Leases(1)	$17,438	$4,559	$12,879	—
Unconditional Purchase Obligations(2)	$9,954	$8,300	$1,654	—
Other Obligation(3)	$16,000	$16,000	—	—

Total	$43,856	$29,230	$14,626	$—

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

(3)	Other obligation represents payments to our development partner.

Recent Accounting Pronouncements

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would require all companies to measure compensation cost for all share-based payments at fair value. The effective date of the proposed standard is for periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of the proposed statement will have on its financial position and results of operations.

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

     We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product and licensing revenues has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred cumulative losses aggregating $621.2 million, including net losses of $78.7 million for the first nine months of fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which have reduced stockholders’ equity to $70.4 million at September 30, 2004. We currently expect to continue to incur losses under our current business plan until at least September 30, 2005.

     We have financed our operations primarily through sales of equity securities and, to a lesser extent, from product and license revenue and lease financing. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be insufficient to fund our operations, planned capital and R&D expenditures for the next twelve months on our current business model. Accordingly, we intend to raise during that time period significant additional funds through public or private equity or debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. However, even if we are able to raise additional funds, our ability to continue to operate under our current business model until we achieve profitability may be affected by a variety of factors, which may include our ability to achieve market acceptance for our Efficeon TM8000 products, significant unexpected technical or manufacturing problems we may experience in transitioning our Efficeon TM8000 microprocessor to a 90 nanometer manufacturing process or any significant problems we may face in selling our TM5800 microprocessors in additional market segments. All of these factors are subject to significant risks and uncertainties.

We may not be able to raise further financing or it may only be available on terms unfavorable to us or our stockholders.

     We intend to raise significant additional funds through public or private equity or debt financing in order to continue to operate under our current business model. Further, as we shift our product mix to our next family of microprocessors, the Efficeon TM8000, and as we continue to develop new or enhance existing products or services in line with our business model, we expect that, as a result of an increased level of operations, our cash expenditures will increase. In addition, we may begin to generate positive cash flow from operations later than anticipated or we may never generate positive cash flow from operations. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

     If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. Additional financing might not be available on terms favorable to us, or at all. For example, in order to raise equity financing, we may decide to sell our stock at a discount of our then current trading price, which may have an adverse effect on our future trading price. If adequate funds were not available on acceptable terms or at all, we are positioned to modify our current business model, for example, by leveraging our intellectual property assets and by focusing on our strategy of licensing our advanced power management and other technologies to other companies and, in doing so, to substantially limit our operations and reduce costs related to aspects of the business other than intellectual property and technology licensing to permit us to continue to operate on a modified business model for a period that extends at least through September 30, 2005. If we are unable to raise significant additional funds or appropriately modify our business model, then we expect that our independent auditors will issue a going concern opinion that would raise substantial doubt about our ability to continue as a going concern. The uncertainty raised by a going concern opinion may cause our stock price to fall and impair our ability to raise additional capital. This uncertainty may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our obligations or, in the case of customers, fulfill their future product or service needs. As a result, current and future customers may determine not to do business with us, or only do so on less favorable terms, which would cause our revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving us of the human capital we need to be successful.

Our future operating results under our current business model will depend significantly on sales of our new Efficeon TM8000 products.

     Our future revenue and gross margins under our current business model will be influenced in large part by the level of sales of our new Efficeon TM8000 products. Therefore, our future operating results will depend on the demand for these products from future customers. We began shipment in the fourth quarter of 2003 of our initial Efficeon TM8000 microprocessor manufactured using a 130 nanometer complementary metal oxide semiconductor, or CMOS, process. In September 2004, we began limited production of our TM8800 Efficeon processor on an advanced 90 nanometer CMOS manufacturing process. If we experience delays in manufacturing sufficient quantities of microprocessors, our target customers could design a competitor’s microprocessor into their product, which would lead to lost sales and impede our ability to generate market interest in our new microprocessor. If these products are not widely accepted by the market due to performance, price, compatibility or any other reason, significant demand for our new products may fail to materialize.

     We are transitioning the manufacturing of our Efficeon TM8000 microprocessors to a 90 nanometer CMOS process, and we have achieved limited production on the new 90 nanometer process. We believe that successfully completing this transition will be important to our ability to achieve broad market acceptance of our Efficeon TM8000 microprocessors and to our ability to compete, particularly in market segments in which performance is a key competitive factor such as the notebook personal computer and blade server markets. The availability of our 90 nanometer Efficeon TM8000 appears to have reduced, and may continue to reduce, demand for our 130 nanometer Efficeon TM8000 microprocessor. We cannot be sure that we will successfully achieve volume production of the Efficeon TM8000 microprocessor using the 90 nanometer process.

We could encounter a variety of technical and manufacturing problems that could delay or prevent volume shipments of Efficeon TM8000 microprocessors manufactured using a 90 nanometer process.

     Transitioning our TM8000 microprocessors to a 90 nanometer manufacturing process involves a variety of technical and manufacturing challenges. We are using Fujitsu Microelectronics to manufacture our initial 90 nanometer Efficeon TM8000 microprocessors. Fujitsu Microelectronics has limited experience with the 90 nanometer CMOS process and, although we have achieved limited production of our Efficeon TM8800 product on the Fujitsu Microelectronics 90 nanometer CMOS process, we cannot be sure that Fujitsu Microelectronics’ 90 nanometer foundry will achieve production shipments on our planned schedule or that other manufacturing challenges might later arise. For example, during 2001 we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to increase our revenue would suffer and we could incur significant expenses. If those problems prove to be more serious than expected and cannot be remedied on a timely basis and at a reasonable cost, our stock price would likely be very substantially reduced.

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

     The growth of our business depends in part on acceptance and use of our products in new classes of devices such as UPCs, high density servers and new embedded processor applications. We depend on the ability of our target customers to develop new products and enhance existing products for these markets that incorporate our products and to introduce and promote their products successfully. These new markets often rely on newly developed technologies, which will require extensive development and marketing before widespread acceptance is achieved, so the new markets may grow slowly, if at all. If the new markets do not grow as we anticipate, our target customers do not incorporate our products into theirs, or our products are not widely accepted by end users, our ability to increase our revenues would suffer. In addition, manufacturers within emerging markets may have widely varying requirements. To meet the requirements of different manufacturers and markets, we may be required to change our product design or features, sales methods or pricing policies. The costs of addressing these requirements could be substantial and could delay or prevent any improvement in our operating results.

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

We might not succeed if we choose to transition to a modified business model.

     In the event that we are unable to raise additional funds to cover operational expenses, planned capital and R&D expenditures, as well as anticipated increases in our working capital requirements, we are positioned to modify our current business model, for example, by leveraging our intellectual property assets and by focusing on our strategy of licensing our advanced power management and other technologies to other companies. There would be significant risks and costs inherent in any efforts that we may undertake under a modified business model. These include the risks that we may not be able to develop viable products or services, achieve market acceptance for our products or services, earn adequate revenues from the sale of our products or services, or achieve profitability. Employee concern about the future of the business and their continued prospects for employment might cause them to seek employment elsewhere, depriving us of the human capital we would need to be succeed. Since limited operating and financial information would be available relating to a modified business model, it would be difficult for us, as well as investors, to evaluate our performance and future prospects. Our prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. The uncertainty raised by modifying our business model might cause our stock price to fall and impair our ability to raise additional capital.

We might not experience growth in our licensing revenues.

     Licensing revenue was $4.2 million for the first nine months of fiscal year 2004 and $1.1 million for fiscal year 2003. However, we may not recognize significant licensing revenue in the future. License transactions often have a long sales cycle and can result in additional liability, such as indemnification obligations. A portion of the revenue to which we might be entitled under some of our license transactions depends upon our provision of future deliverables to licensees. If we do not provide those deliverables in a timely and satisfactory manner, then we may not receive that portion of the revenue and we may strain our relationship with the licensee. In addition, the amount of revenue we recognize under some of our license transactions can depend significantly upon product sales by the licensees, over which we will have no control. While we anticipate that we will continue to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

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

     The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields, particularly when introducing new products. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time-consuming and expensive to correct. We have experienced yield problems in the past, and we may experience yield problems in the future that impair our ability to deliver our products to our customers, increase our costs, adversely affect our margins and divert the efforts of our engineering personnel. Difficulties in achieving the desired yields often occur in the early stages of production of a new product or in the migration of manufacturing processes to smaller geometries. We could experience difficulties in achieving desired yields or other manufacturing problems in the production of our Efficeon TM8000 products that could delay our ability to further introduce Efficeon TM8000 products in volume, adversely affect our costs and gross margins and harm our reputation. In addition, we could also experience these difficulties as we migrate the Efficeon TM8000 products to a 90 nanometer process technology, which poses significant technical challenges and in which neither we nor Fujitsu Microelectronics, which we intend to use to manufacture these products, has significant experience. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of the slower, less valuable die, a resulting unfavorable impact on gross margins and an insufficient inventory of faster products, depending upon customer demand.

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

     The demand for our products depends upon many factors and is difficult to forecast. Many shipments of our products may be made near the end of the fiscal quarter, which makes it difficult to estimate demand for our products. We expect that it will become more difficult to forecast demand as we introduce new products and as competition in the markets for our products intensifies. Significant unanticipated fluctuations in demand have caused, and in the future could cause, problems in our operations. The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place our orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. For example, we recorded a $6.8 million inventory-related charge for the third quarter of fiscal 2004. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Further, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products decreases. Conversely, if demand exceeds our expectations, Taiwan Semiconductor Manufacturing Company, or TSMC, or Fujitsu Microelectronics might not be able to fabricate wafers as quickly as we need them. Also, Advanced Semiconductor Engineering, or ASE, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly or find, qualify and begin production and assembly at additional manufacturers or providers of assembly and test services, which may not be possible within a time frame acceptable to our customers. The inability of our product manufacturer or ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.

We currently derive a substantial portion of our revenue from a small number of customers, and our revenue would decline significantly if any major customer were to cancel, reduce or delay a purchase of our products.

     Sales to three customers in the aggregate accounted for 70% of total revenue in the first nine months of fiscal 2004. These customers are located in Asia, which subjects us to economic cycles in that area as well as the geographic areas in which they sell their products containing our microprocessors. We expect that a small number of customers and distributors will continue to account for a significant portion of our revenue. Our future success will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, in particular:

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

     We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC in Taiwan to fabricate the wafers for our current 130 nanometer products, and we rely on Fujitsu Microelectronics in Japan to manufacture our initial 90 nanometer Efficeon TM8000 products. As is common in the industry, we do not have a manufacturing contract with TSMC that guarantees any particular production capacity or any particular price, and although we have not yet entered into a definitive manufacturing agreement with Fujitsu Microelectronics, we cannot be assured that we will have any guaranteed production capacity with Fujitsu Microelectronics. The Fujitsu Microelectronics 90 nanometer foundry has relatively limited capacity and we cannot be sure that sufficient capacity will be available at that foundry to enable us to manufacture our initial 90 nanometer Efficeon TM8000 products in the quantities that we would desire if these products were to achieve rapid market acceptance.

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

     Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. For instance, Svend-Olav Carlsen, who had joined Transmeta in October 2000 and was promoted to be our Chief Financial Officer in June 2002, resigned in June 2004. Others have joined us in senior management roles only recently. In September 2004, Mark R. Kent joined us as our Chief Financial Officer. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. The FASB published in March 2004 an exposure draft that would require us to record expense for the fair value of stock options granted. The effective date of the proposed standard is for periods beginning after June 15, 2005. Our reported earnings and/or loss would be harmed if we were required to change our current accounting policy.

We have identified material weaknesses in our internal control over financial reporting, which contributed to our need to amend our financial statements for the second quarter of fiscal 2004. Further, we may be unable to assess on a timely basis the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     In the course of preparing our financial statements for the third quarter of fiscal 2004, material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, were identified in our internal control over financial reporting. Specifically, material weaknesses were identified with respect to our financial statement close process and our contract administration.

     These material weaknesses contributed to post-closing adjustments and the resulting need to amend our financial statements for the second quarter of fiscal 2004. By amending our previously released financial statements, we could suffer a loss of public confidence in the reliability of our financial statements, which could harm our business and our publicly traded stock price. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

     In order to comply with the Sarbanes-Oxley Act of 2002, we are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control as of December 31, 2004, the end of our current fiscal year. Our independent auditors must then attest to and report on that assessment by our management. We have been notified by our independent auditors that we may not be able to complete, on a timely basis, our assessment in compliance with Section 404. If we fail to timely complete our evaluation and testing in order to allow for this assessment by our management, or if our independent auditors cannot timely attest to our management’s assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our publicly traded stock price. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our publicly traded stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at September 30, 2004.

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

     In the course of preparing our financial statements for the third quarter of fiscal 2004, material weaknesses, as defined in Public Company Accounting Oversight Board, or PCAOB, Standard No. 2, were identified in our internal control over financial reporting. As used by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, material weaknesses with were identified with respect to our financial statement close process and our contract administration.

     The material weakness with respect to our financial statement close process affected our inventory for the second and third quarters of fiscal 2004 and accrued restructuring costs for the third quarter of fiscal 2004. In respect of our financial statements for the second quarter of fiscal 2004, we did not properly record an inventory charge because we had not identified our contractual obligation to purchase materials from a third-party supplier. We identified that contractual obligation after we filed on August 4, 2004 our quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, and a charge for those materials in excess of our anticipated needs as of June 30, 2004 is now reflected in our amended financial statements included in the amendment of that quarterly report which we filed on November 8, 2004. In respect of our financial statements for the third quarter of fiscal 2004, we initially made inappropriate and inconsistent assumptions with respect to certain inventory valuations and accrued restructuring costs and initially misapplied accounting principles with respect to the impairment of certain manufacturing related equipment. Management and Ernst & Young LLP, our independent auditors, identified these inaccuracies, and the correct charges are reflected in the financial statements included in this quarterly report.

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

     Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. As a consequence of the material weaknesses described above that existed at September 30, 2004, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2004.

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

     Our management and audit committee intend to closely monitor the implementation of our remediation plan. Although we have undertaken the foregoing initiatives, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to address the material weaknesses that have been identified and to refine our internal controls and procedures to meet the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act and the rules adopted thereunder although these initiatives may not be concluded by December 31, 2004. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal control over financial reporting.

     Other than the foregoing initiatives, during the third quarter of fiscal 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.01	Certification by Matthew R. Perry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title
32.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Mark R. Kent
Chief Financial Office (Principal Financial Officer and Duly Authorized Officer)

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