Form 10-Q/A
period 2004-09-30
TRANSMETA CORP
filed 2004-11-10
CIK 1001193

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

TRANSMETA CORPORATION

Explanatory Note

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 to amend portions of our Form 10-Q for the same period initially filed with the Securities and Exchange Commission on November 8, 2004 (the “Initially Filed Form 10-Q”). This Amendment No. 1 amends Part I, Item 1 – Unaudited Condensed Consolidated Financial Statements to include one line item in our Unaudited Condensed Consolidated Balance Sheets, which line item was inadvertently omitted in the process of preparing the document for electronic filing on EDGAR. Specifically, this Amendment No. 1 adds the “Accrued compensation and related compensation liabilities” line reflecting balances of $4,189,000 and $4,986,000 for the periods ended September 30, 2004 and December 31, 2003, respectively, which line had been omitted.

     All information in the Initially Filed Form 10-Q, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-Q and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.01, 31.02, 32.01 and 32.02. References to “Annual Report” and “Form 10-K” in this Amendment No. 1 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. References to “Amendment No. 1,” “Quarterly Report” and “Form 10-Q” in this Amendment No. 1, refer to our quarterly report on Form 10-Q for the three months and nine months ended September 30, 2004, as amended.

     All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Initially Filed Form 10-Q.

FORM 10-Q/A
Quarterly Period Ended September 30, 2004

Page
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements	3
PART II. OTHER INFORMATION
Item 6. Exhibits	11
Signatures	12
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003(1)
	(unaudited)
	(As corrected)
ASSETS
Current assets:
Cash and cash equivalents	$18,401	$83,765
Short-term investments	46,725	37,000
Accounts receivable, net	2,509	1,719
Inventories	7,541	8,796
Prepaid expenses and other current assets	3,298	3,671

Total current assets	78,474	134,951
Property and equipment, net	4,551	5,305
Patents and patent rights, net	24,637	29,771
Other assets	2,205	1,563

Total assets	$109,867	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,130	$1,900
Accrued compensation and related compensation liabilities	4,189	4,986
Accrued inventory-related charges	5,076	—
Other accrued liabilities	5,534	5,360
Current portion of accrued restructuring costs	1,602	1,916
Obligation to former development partner	15,478	21,129
Current portion of long-term debt and capital lease obligations	350	370

Total current liabilities	35,359	35,661
Long-term accrued restructuring costs, net of current portion	4,059	4,155
Long-term debt and capital lease obligations, net of current portion	91	356
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.00001 par value Authorized shares - 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares - 1,000,000,000. Issued and outstanding shares – 176,379,470 at September 30, 2004 and 167,528,493 at December 31, 2003	694,139	677,093
Treasury stock	(2,439)	(2,439)
Deferred stock compensation	(12)	(696)
Accumulated other comprehensive income (loss)	(83)	24
Accumulated deficit	(621,247)	(542,564)

Total stockholders’ equity	70,358	131,418

Total liabilities and stockholders’ equity	$109,867	$171,590

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Basic and diluted:
Net loss, as reported	$(28,555)	$(23,658)	$(78,683)	$(65,720)
Basic and diluted:
Weighted average shares outstanding	175,487	139,844	173,794	138,682
Less: Weighted average shares subject to repurchase	—	—	—	(8)

Weighted average shares used in computing basic and diluted net loss per share	175,487	139,844	173,794	138,674

Net loss per share – basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.47)

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands, except for per share amounts)
Net loss, as reported	$(28,555)	$(23,658)	$(78,683)	$(65,720)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	56	2,302	1,636	3,833
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(7,538)	(13,621)	(27,652)	(36,690)

Pro forma net loss	$(36,037)	$(34,977)	$(104,699)	$(98,577)

Basic and diluted net loss per share – as reported	$(0.16)	$(0.17)	$(0.45)	$(0.47)
Basic and diluted net loss per share – pro forma	$(0.21)	$(0.25)	$(0.60)	$(0.71)

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

	Options				ESPP
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected volatility	0.91	0.92	0.91	0.86	0.91	1.03	0.91	1.03
Expected life in years	3.4	4.0	3.4	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	2.9%	2.7%	2.7%	2.3%	1.8%	1.2%	1.4%	1.3%
Expected dividend yield	0	0	0	0	0	0	0	0

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

PART II. OTHER INFORMATION

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

Date: November 10, 2004

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