Form 10-K
period 2004-12-31
TRANSMETA CORP
filed 2005-03-29
CIK 1001193

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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
Stock Purchase Rights
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 25, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $2.26 for the common stock as quoted by the NASDAQ National Market on that date) was approximately $351,200,603.
      As of February 28, 2005, there were 189,821,030 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 are incorporated by reference into Parts II and III of this report on Form 10-K.

TRANSMETA CORPORATION
FISCAL YEAR 2004 FORM 10-K
      We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 3990 Freedom Circle, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta®, the Transmeta logo, Crusoe®, the Crusoe logo, Code Morphing®, LongRun®, LongRun2tm, Efficeontm and AntiVirusNXtm are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      This Report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this Report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products, our ability to develop our licensing and services business and our future gross margins, operating expenses and need for additional capital.
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
General
      In March 2005, as we prepare this Annual Report for our 2004 fiscal year, we are simultaneously completing our evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors. We expect to modify our business model based in part on that evaluation and to announce a related restructuring plan on or about March 31, 2005. We are also currently engaged in discussions with other companies regarding potential strategic alliances for leveraging our microprocessor design and development capabilities, and we believe that the outcome of those discussions might also affect the nature and extent of our restructuring plan.
      From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. We believe that our microprocessor products deliver a compelling balance of low power consumption, high performance, low cost and small size. These advantages are valuable to a broad range of computing platforms, especially battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include notebook computers, ultra-personal computers, or UPCs, tablet PCs, thin clients, blade servers and embedded computers. We currently supply our products to a number of the leading companies in the computer industry, such as Fujitsu, Hewlett-Packard, and Sharp. Our products include our Crusoe® and Efficeontm families of microprocessors.
      Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we have had negative cash flows and had incurred a cumulative loss aggregating $649.4 million as of December 31, 2004. Accordingly, we have focused increasingly on diversifying our business model by establishing a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies developed in the course of Transmeta’s research and development programs. Since March 2004, we have entered into and announced agreements granting licenses to NEC Electronics, Fujitsu Limited and Sony Corporation to use Transmeta’s proprietary LongRun2tm technologies for power management and transistor leakage control. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies.

      In January 2005, we announced that we are critically evaluating the economics of our microprocessor product business during the first quarter of 2005 and that we intend to modify our business model in 2005 to increase our efforts to license our intellectual property and advanced technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future in order to grow our licensing and services revenue. During the first quarter of 2005, as part of our transition to a modified business model, we also began taking action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. We currently expect that our modified business model will further reduce our historic business focus on product sales, and that we will further reduce operating expenses associated with our product business as part of a restructuring plan, including a reduction of our workforce.
Our Product Business
      Our product business model has historically focused on designing, developing and selling x86-compatible microprocessor products, including products in both our Crusoe® and Efficeontm families. Unlike traditional microprocessors that are built entirely with silicon hardware, our microprocessor products utilize our innovative combination of software and hardware technology. A portion of the functionality of our microprocessors is implemented with software that allows the remaining functionality to be implemented in hardware with only a fraction of the number of logic transistors required in a conventional microprocessor. Because of this reduction in the number of logic transistors, our microprocessors consume less power and generate less heat.
      In 2004 we derived product revenue from our sales of Crusoe and Efficeon microprocessor products. In March 2005, as we prepare this Annual Report for our 2004 fiscal year, we are simultaneously completing our evaluation of our customers’ requirements for those products and of the economics and competitive conditions in the market for x86-compatible microprocessors. We have been consulting with our customers and critical suppliers in that evaluation, and we have announced to our customers that we will continue to support their critical product requirements while taking immediate steps to improve our targeted product margins and positively impact our cash flow.

Crusoe
      We announced our first family of microprocessor products in January 2000 under the brand name Crusoe. The Crusoe product family evolved multiple models featuring different performance levels and cost structures. Our current Crusoe models are in the TM5800 series. We introduced the TM5800 in June 2001 and began to derive revenue from TM5800 sales during the fourth quarter of 2001. Our TM5800 processors are manufactured at Taiwan Semiconductor Manufacturing Company, or TSMC, using TSMC’s 130 nanometer CMOS technology.
      During the first quarter of 2005, we have worked with our current and potential customers to take steps to improve Crusoe’s targeted product margins and to positively impact Transmeta’s cash flow. Based on these efforts, we have advised our customers that we plan to discontinue our Crusoe products during 2005. We have provided our Crusoe customers in the first quarter of 2005 an End-of-Life notice on these products and we will continue to work closely with our customers during this transition period.

Efficeon
      In October 2003, we introduced our second family of microprocessors, the Efficeon TM8000 series. Our first Efficeon products were originally manufactured at TSMC, using the TSMC 130 nanometer CMOS manufacturing process that has been used for our Crusoe TM5800 products. In September 2004, we began building a new version of our Efficeon processor, the TM8800 series, using a new 90 nanometer CMOS manufacturing technology at Fujitsu’s 90 nanometer foundry in Akiruno, Japan.

      During the first quarter of 2005, we have taken steps to improve the product margins for our Efficeon products and positively impact our cash flow in our product business. Based upon our review of critical customer needs, we have decided to narrow our Efficeon product line and announced to our customers in the first quarter of 2005 that certain versions of the Efficeon products will be discontinued. These efforts have in some cases resulted in substantial price increases and other favorable changes to our terms and conditions of sale. We expect to continue evaluating the business of designing, developing and selling our Efficeon processors, and we may decide to discontinue some or all of our remaining Efficeon products in 2005 as we refine our modified business model.
Our Licensing and Services Business
      We began licensing certain of our intellectual property and advanced computing and semiconductor technologies in 2003, and we expect to continue building this line of our business in the future. We have derived most of our revenue in this line of business from licensing and services agreements relating to our proprietary LongRun2 technologies for power management and transistor leakage control. Since March 2004, we have entered into and announced agreements granting such licenses to NEC Electronics, Fujitsu Limited and Sony Corporation. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future in order to increase our revenue in this line of business.
Customers
      We currently sell our products to a number of the computing industry’s leaders. Based on product revenue for the year ended December 31, 2004, our top two customers were Hewlett Packard and Sharp.
      We have licensed our proprietary LongRun2 and advanced power management technologies to three companies. During the year ended December 31, 2004, we entered into such licensing agreements with NEC Electronics and Fujitsu. In January 2005 we entered into such an agreement with Sony Corporation. We continue to work with other semiconductor companies on the potential for licensing LongRun2 technologies.
Sales and Marketing
      We have traditionally sold our x86 microprocessor products directly to OEMs and through distributors, stocking representatives and manufacturers’ representatives. During the first quarter of 2005, we have evaluated changes required to align our sales and distribution network with the changes we have made or contemplate making to our microprocessor product business model. We have started to consolidate our sales and distribution network by, for example, terminating our agreements with certain distributors, stocking representatives and manufacturers’ representatives, as appropriate, to reflect such changes to our business model.
      We have traditionally employed direct sales personnel, and we currently employ direct sales personnel located in the United States, Japan, Taiwan, Korea and China. Based upon the changes that we have made or contemplate making to our microprocessor product business model, we anticipate reducing our sales and marketing activities and resources worldwide, and we expect to consolidate our direct sales personnel in the United States and in Japan in 2005.
      We also employ field applications engineers who work directly with our customers. We currently have field applications engineers working in our offices in Taiwan, China and Japan, and in two locations in the United States. Our field applications engineers assist our potential customers in selecting, integrating and tuning hardware and software system components that make up the final computer system. We also provide potential customers with reference platform designs, which we believe will enable our customers to achieve easier and faster transitions from the initial prototype designs through final production releases. We believe these reference platform designs also will enhance our targeted customers’ confidence that our products will meet their market requirements and product introduction schedules. Based upon the changes that we have made or contemplate making to our microprocessor product business model, we anticipate reducing our field applications engineering resources in 2005.
Manufacturing
      We have traditionally used third-party manufacturers for all of our wafer fabrication. By subcontracting our manufacturing, we focus our resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of manufacturers, and permits us to work with those manufacturers that offer the most advanced manufacturing processes and competitive prices.
      We currently use Taiwan Semiconductor Manufacturing Company, or TSMC, to fabricate wafers for our Crusoe microprocessors. We place orders with TSMC on a purchase order basis. We do not have a manufacturing agreement with TSMC that guarantees any particular production capacity or any particular price from TSMC. TSMC may allocate capacity to other companies and reduce deliveries to us on short notice.
      We currently use Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 products. We began volume shipments from this process in the second half of 2004. We have yet to enter into a definitive manufacturing agreement with Fujitsu, and any agreement we may enter into may not provide us with guaranteed production capacity.
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
Competition
      The market for microprocessors is intensely competitive, is subject to rapid technological change and is currently, and has been for many years, dominated by Intel. We face intense and direct competition from Intel, and we face additional competition from Advanced Micro Devices and VIA Technologies, in the market for microprocessors. We expect to continue to face intense competition from these and other competitors in the various microprocessor markets that we target or may target in the future. We believe that competition will be intense in the future in all of the markets in which we compete and may cause price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue and increase our losses.
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
      We also expect to face substantial competition in our licensing and services business, in which we have focused primarily on licensing our power management and transistor leakage control technologies. The development of such technologies is an emerging field subject to rapid technological change, and our competition is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company having developed, offered or demonstrated any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Indeed, all of our current and prospective licensees are larger, technologically sophisticated companies, which generally have significant resources and internal efforts to develop their own technological solutions. We expect to compete against any emerging competition on the basis of several factors, including the following:

•	technical innovation;

•	performance of our technology, including the nature and extent of transistor leakage reduction;

•	compatibility with other semiconductor design, materials and manufacturing choices by current and prospective licensees;

•	reputation; and

•	quality of our services and technical support.
Intellectual Property
      Our success depends in part upon our ability to secure and maintain legal protection for the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our intellectual property rights include numerous issued U.S. patents, with expiration dates ranging from 2012 to 2025. We also have a number of patent applications pending in the United States and in other countries. It is possible that no more patents will issue from patent applications that we have filed. Our existing patents and any additional patents that may issue may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, Efficeon, LongRun, LongRun2, Code Morphing, and AntiVirusNX.
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
Employees
      At December 31, 2004, we employed 310 people in the United States, Japan, Taiwan, China and Korea. Of these employees, 227 were engaged in research and development, 44 were engaged in sales and marketing and 39 were engaged in general and administrative functions. None of our employees is subject to any collective bargaining agreements.
      In January 2005, we announced that we expect to announce a corporate restructuring on or about March 31, 2005. We expect that our restructuring plan will include a reduction of our workforce. In January 2005 we gave written notice to our employees, pursuant to federal and state Worker Adjustment and Retraining Notification (WARN) Acts and similar statutes applicable in other countries, that we plan to restructure our business operations and, depending upon the outcome of negotiations with third parties for strategic collaborations, we expect to conduct a mass layoff on or about March 31, 2005. We currently expect that our restructuring plan will include a reorganization of our management team and some changes in our executive officers.
      Despite the uncertainty associated with our prospective restructuring and related workforce reduction, we believe that our employee relations are good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel.
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
      We lease a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. We also lease office space in Taiwan, Japan and China to support our sales and marketing personnel worldwide. As a result of our workforce reduction in the third quarter of fiscal 2002, we vacated approximately 67,730 square feet of office space in Santa Clara, California. During the fourth quarter of fiscal 2003, we reassessed our needs for office space and determined that we will use approximately 20,000 square feet of previously vacated space in 2004. We have listed the vacated excess office space with a real estate broker in an effort to secure subtenants. As of December 31, 2004, approximately 31,100 square feet of vacated office space has been subleased.

Item 3.	Legal Proceedings
      The Company is a party to one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information for Common Stock
      Our common stock began trading on the NASDAQ National Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the NASDAQ National Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On February 28, 2005, the closing price of our common stock was $1.05.

	High	Low

Fiscal year ended December 31, 2003
First quarter	$1.62	$1.05
Second quarter	1.90	0.91
Third quarter	3.59	1.41
Fourth quarter	5.51	2.75
Fiscal year ended December 31, 2004
First quarter	$4.44	$3.01
Second quarter	4.20	2.00
Third quarter	2.30	0.96
Fourth quarter	2.19	1.20
Stockholders
      As of February 28, 2005, we had approximately 593 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.
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
Recent Sales of Unregistered Securities
      During the year ended December 31, 2004, we issued and sold the following unregistered securities:
      In March 2004, we issued 9,899 shares of common stock to Aisys Corporation upon exercise of a warrant that was granted in March 1999. The exercise price of $3.00 was paid by a net exercise of the warrant through the surrender of shares issuable under the warrant.
      The sales and issuance of securities listed above were determined to be exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act as transactions by an issuer not involving a public offering.

Item 6.	Selected Financial Data
      The following table reflects selected unaudited consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of our company for the five years ended December 31, 2004.
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

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$18,776	$16,225	$24,247	$35,590	$16,180
License and service	10,668	1,090	—	—	—

Total revenue	29,444	17,315	24,247	35,590	16,180

Cost of revenue:
Cost of revenue(1)	37,065	16,324	17,127	48,694	9,461
Impairment charge on long-lived assets(4)	1,943	—	—	—	—

Total cost of revenue	39,008	16,324	17,127	48,694	9,461

Gross profit (loss)	(9,564)	991	7,120	(13,104)	6,719

Operating expenses:
Research and development	52,765	48,525	63,603	67,639	61,415
Purchased in-process research and development	—	—	—	13,600	—
Selling, general and administrative	30,855	26,199	29,917	35,460	27,045
Restructuring charges (recovery)(2)	904	(244)	14,726	—	—
Amortization of patents and patent rights	9,217	10,530	11,392	17,556	10,416
Impairment charge of deferred charges(3)	—	—	—	16,564	—
Impairment charge on long-lived and other assets(4)	2,544	—	—	—	—
Stock compensation(5)	1,665	4,529	1,809	20,954	13,056

Total operating expenses	97,950	89,539	121,447	171,773	111,932

Operating loss	(107,514)	(88,548)	(114,327)	(184,877)	(105,213)
Interest income and other, net	827	1,389	4,962	14,686	9,174
Interest expense	(111)	(477)	(601)	(1,060)	(1,666)

Net loss	$(106,798)	$(87,636)	$(109,966)	$(171,251)	$(97,705)

Net loss per share — basic and diluted	$(0.61)	$(0.63)	$(0.82)	$(1.33)	$(2.18)

Weighted average shares outstanding — basic and diluted	175,989	139,692	134,719	129,002	44,741

Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,273	$74,765	$16,613	$57,747	$259,744
Short-term investments	36,395	46,000	112,837	183,941	83,358
Working capital	40,661	99,290	116,033	217,152	343,004
Total assets	89,613	171,590	197,555	309,024	412,536
Long-term obligations, net of current Portion	5,000	356	18,116	29,295	20,950
Total stockholders’ equity	58,000	131,418	140,847	244,965	364,916

(1)	Cost of revenue includes $9.0 million, $1.5 million, $2.6 million and $28.1 million, respectively, related to charges taken to decrease the value of our inventory to its fair market value in fiscal 2004, 2003, 2002 and 2001, respectively, which was partially offset by the sale of previously written down inventory and the reversal of previously accrued inventory charges of $0.6 million, $0.5 million, $1.9 million and

$2.5 million, respectively. There were no similar charges in fiscal 2000. In fiscal 2004, when we became aware of factors indicating that inventory associated with non-cancelable purchase orders would be sold to customers at a loss, we recorded a charge of $8.4 million in cost of revenue related to these non-cancelable orders.

(2)	Restructuring charge in fiscal 2004 and restructuring recovery in fiscal 2003 primarily relate to adjustments in the costs related to excess facilities. Restructuring charges recorded in fiscal 2002 primarily consist of $8.9 million for excess facilities, $1.6 million for equipment and prepaid software maintenance write-offs and $4.1 million related to a reduction in workforce.

(3)	During the fourth quarter of 2001, we wrote-off $16.6 million of long-lived asset balances related to deferred charges under licensing agreements.

(4)	During the fourth quarter of 2004, we performed an impairment assessment of long-lived and other assets due to the emergence of indicators of impairment in the fourth quarter of 2004. As a result of this assessment, we recorded a charge in operating expenses of $2.5 million to write off certain long-lived and other asset balances, comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments. This charge was included in operating expenses. Additionally, we recorded a charge in cost of revenue of $1.9 million for prepaid manufacturing tools.

(5)	Stock compensation includes $0.7 million, $1.8 million, $3.6 million, $16.8 million and $13.1 million in amortization of deferred stock compensation for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Stock compensation also includes $1.0 million, $2.7 million, $(1.8) million and $4.2 million in variable stock compensation for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. There was no variable compensation for the year ended December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.
Overview
      In March 2005, as we prepare this Annual Report for our 2004 fiscal year, we are simultaneously completing our evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors. We expect to modify our business model based in part on that evaluation and to announce a related restructuring plan on or about March 31, 2005. We are also currently engaged in discussions with other companies regarding potential strategic alliances for leveraging our microprocessor design and development capabilities, and we believe that the outcome of those discussions might also affect the nature and extent of our restructuring plan. No assurance can be given that any of these discussions will be concluded successfully. Accordingly, the potential impact of these discussions has not been considered in the preparation of the financial statements presented with this Annual Report.
      From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we have derived the majority of our revenue from selling our microprocessor products. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we have had negative cash flows and had incurred a cumulative loss aggregating $649.4 million as of December 31, 2004. Accordingly, we have diversified our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies developed in the course of Transmeta’s research and development programs. Since March 2004, we have entered into and announced agreements granting licenses to NEC Electronics, Fujitsu Limited and Sony Corporation to use Transmeta’s proprietary LongRun2 technologies for power management and transistor leakage control. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. In January 2005, we announced that we are critically evaluating the economics of our microprocessor product business during the first quarter of 2005 and that we intend to modify our business model in 2005 to increase our efforts to license our intellectual property and advanced technologies. During the first quarter of 2005, we increased our focus on our licensing and services business and initiated actions to improve the negative gross margins associated with our product business. We currently expect that our modified business model will further reduce our historic business focus on product sales, and that we will further reduce operating expenses associated with our product business as part of a restructuring plan, including a reduction of our workforce.
      Our total revenue in fiscal 2004 was $29.4 million, compared to $17.3 million in fiscal 2003. Our total revenue increased primarily due to an increase in license and service revenue of $9.6 million, to $10.7 million in fiscal 2004 from $1.1 million in fiscal 2003. The increase in our license and service revenue can be substantially attributed to an agreement that we entered into during fiscal 2004 to license our advanced power management and transistor leakage control technologies to another company. Additionally, our product revenue increased 15.7% in fiscal 2004 compared to fiscal 2003. The increase in our product revenue can be attributed to increases in net units shipped for the Efficeon products, which was introduced in October 2003 and had a full year of sales in fiscal 2004. We expect our licensing and service revenue to increase in 2005, based on our technology licensing agreements with NEC, Fujitsu and Sony as well as other prospective activity toward our licensing of our intellectual property and proprietary technologies. We expect our product revenue to decline in 2005, based on our announced modification of our business model to focus on intellectual property and technology licensing.
      As a percent of product revenue, our product gross margin was negative 103.8% for fiscal 2004, compared to 0.3% for fiscal 2003. The decrease in our gross margin was primarily attributed to our transition to our new

90 nanometer Efficeon products, pricing pressure, lower than expected sales volumes and higher than expected manufacturing costs. Gross margin in fiscal 2004 was additionally adversely affected by higher inventory and inventory-related charges and an impairment charge on long-lived assets that are used in the manufacturing process. We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product and licensing revenues has not been sufficient to cover our operational cash requirements. Our total operating expenses were $98.0 million in fiscal 2004, compared to $89.5 million in fiscal 2003. Our net loss was $106.8 million in fiscal 2004, compared to $87.6 million in fiscal 2003. The higher net loss in fiscal 2004 was primarily the result of a negative product gross margin, higher operating expenses related to the development and promotion for our Efficeon TM8000 family of microprocessors and an impairment charge on long-lived and other assets. Historically we have incurred significant losses, and as of December 31, 2004, we had an accumulated deficit of $649.4 million. We anticipate improved gross margins in 2005, based on expected growth in our licensing and service revenue, and lower negative gross margins associated with reduced product sales. We expect to reduce our overall operating expenses in 2005 based on our anticipated restructuring of our organization and operations in accordance with our modified business model.
      In January 2004, we received net proceeds of $10.2 million when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock relating to a public offering of our common stock in December 2003. In November 2004, we received net proceeds, after expenses, of $15.4 million related to an issuance of 11.1 million shares of common stock.
      We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months on the modified business model that we are currently developing and expect to announce with a related restructuring plan on or about March 31, 2005. We expect that our restructuring plan and related restructuring charge may vary depending upon the outcome of our current discussions with other companies regarding potential strategic alliances for leveraging our microprocessor design and development capabilities.
      For ease of presentation, the accompanying financial information has been shown as of December 31 for all annual financial statement captions. Fiscal year 2004 consisted of 53 weeks an ended on December 31. Fiscal years 2003 and 2002 each consisted of 52 weeks and ended on December 26 and December 27, respectively.
      On February 25, 2005, our Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 because our fiscal year 2005 commenced with the end of its fiscal year 2004.
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
      We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	License and service revenue recognition;

•	Estimation of inventory valuations;

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Loss contingencies

      License and Service Revenue Recognition. We enter into technology and trademark license agreements, some of which may contain multiple elements, including technology licenses and support services, or non-standard terms and conditions. As a result, interpretation on these agreements, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, is required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, customer acceptance criteria has been met, or milestones are met and accepted by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if we are not subject to any future performance obligation. Royalty revenue is recognized upon receipt of royalty payments from customers.
      Estimation of Inventory Valuations. Our inventory valuation policy stipulates that we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory at the end of each reporting period. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Conversely, if demand for estimated excess or obsolete materials exceeds our original estimates, or the sales prices for previously written down materials are higher than anticipated, our gross margins would benefit to the extent that the associated revenue exceeds the material’s adjusted value. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. Inventory on hand in excess of forecasted demand is not valued. In computing inventory valuation adjustments as a result of lower of cost or market considerations, we review not only the inventory on hand but also inventory in the supply chain pursuant to the non-cancelable purchase orders. If we become aware of factors that indicate that inventory associated with these non-cancelable purchase orders will be sold to customers below its cost, we accrue such loss as an additional cost of revenue and as an additional accrued liability on the balance sheet. At the end of the second quarter of 2001, consistent with this policy, we recorded a charge of $28.1 million primarily to write-off certain older inventory products as a result of an actual decrease of future demand for these older products. Additionally, we made adjustments of $18.5 million and $1.5 million for fiscal 2004 and 2003, respectively. For fiscal 2004 and 2003, the Company’s gross margins included a benefit of $0.6 million and $0.5 million, respectively, resulting from the sale of previously written down inventory.
      Valuation of Long-Lived and Intangible Assets. Our policy for the valuation and impairment of long lived assets stipulates that, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we evaluate our long-lived and intangible assets for impairment. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2004, consistent with this policy, we recorded an impairment charge of $4.5 million related to certain long-lived and other assets associated with our product sales. We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.
      Determining the expected future cash flows requires management to make significant estimates. We base our estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from these estimates. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

      Restructuring Charges. In fiscal 2002, in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. As part of the 2002 restructuring plan, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of $4.1 million related to a reduction in workforce during the third quarter of fiscal 2002. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we would be able to command for the subleased space and the interest rate used to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities. The most significant variables of our accrued restructuring costs are the period that it will take to sublet our vacated premises and the market price at which we believe that we will be able to sublet our vacated facilities. For example, if it is determined that the rate for which we are able to sublease our vacated space is less than our assumed rate, our restructuring charges could significantly increase as a result. Additionally, if it takes longer than expected to sublease our vacated space, additional restructuring charges may be incurred. When reassessing our estimates, we incorporate the most recently available industry data regarding relevant occupancy and lease cost rates. We have found that these variables are often difficult to predict as there are many uncertainties related to the commercial real estate market in which we are attempting to sublet our vacated facilities. During the fourth quarter of fiscal 2003, we adjusted the balance in our accrued restructuring costs and recorded a recovery of $0.2 million of previously recorded restructuring charges. This adjustment was the result of an update in assumptions regarding the Company’s internal use of previously vacated office space, as well as the anticipated length of time before our vacated facilities are sublet to others. During the third quarter of fiscal 2004, we adjusted the balance in our accrued restructuring costs and recorded a charge of $0.9 million to restructuring charges. This adjustment was the result of an update to certain underlying assumptions regarding the sublease of our vacant facilities in future periods. The assumption had been revised such that we no longer assume that we will be able to sublease our previously vacated space that remained unused as of September 30, 2004.
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
Description of Operating Accounts
      Total Revenue. Total revenue currently consists of product sales, net of returns and allowances, and revenue from licensing and services agreements.
      Gross Margin. Cost of revenue consists of the costs of manufacturing, assembly and testing of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Cost of revenue may additionally include a component for adjustments to the valuation of certain inventories based on lower demand and average selling prices expected in future periods. Cost of revenue also includes the costs of providing services under the maintenance agreements with the licenses of our power management and other technologies. Gross margin is the percentage derived from dividing gross profit by product revenue. Our gross margin each quarter is affected by a number of factors, including competitive pricing, mix, foundry pricing, yields, production flow costs and speed distribution of our products.
      Research and Development. Research and development expenses consist primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities for products and related technologies, as well as the cost of masks, wafers and other materials and related test services and equipment used in the development process.

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
      Amortization of Patents and Patent Rights. These charges primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001.
      Impairment Charge on Long-Lived and Other Assets. The impairment charge on long-lived and other assets was recorded in fiscal 2004 after the emergence of indicators of impairment in the fourth quarter of fiscal 2004 related to the expected negative operating margin related to the Company’s product sales. This led to the recording of an impairment charge for assets for which the carrying amount exceeded their fair value.
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
Results of Operations

Total Revenue
      Our products are targeted at a broad range of computing platforms, particularly battery-operated mobile devices and applications that need high performance, low power consumption and low heat generation. Such platforms include notebook computers, ultra-personal computers, or UPCs, tablet PCs, thin clients, blade servers and embedded computers. Total revenue, which includes product and license and service revenue, for each computing market, is presented as a percentage of total revenue in the following table:

	Years Ended
	December 31,

	2004	2003	2002

Product:
Thin client desktop	30%	17%	6%
Notebook computers	19%	42%	82%
Embedded/servers	8%	6%	5%
Tablet PC’s	4%	27%	6%
UPCs	3%	2%	1%
License and service:	36%	6%	n/a
      Thin client desktop revenues increased with the ramp of Crusoe-based systems. Notebook revenues declined as our TM5800 product line matured and customers transitioned to our TM8000 Efficeon products. Tablet PC’s revenues declined as a result of a product line transition within a major customer account.

      During fiscal 2004 and fiscal 2003, we recognized $10.7 million and $1.1 million of license and service revenue, respectively, related to certain license agreements that we entered into during those years. Most of our license and service revenue in fiscal 2004 derived from our LongRun2 licensing agreement with NEC Electronics. In November 2004, we entered into a licensing agreement with Fujitsu Limited. As of December 31, 2004, we have not recognized revenue associated with this agreement, because we had not completed delivery of all the required deliverables. In January 2005, we also entered into a licensing agreement with Sony Corporation. We continue to explore additional opportunities for licensing our advanced power management technologies to other companies in the integrated circuit industry.
      We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products containing our microprocessors. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for fiscals 2004, 2003 and 2002:

	Years Ended
	December 31,

	2004	2003	2002

Customer:
NEC Electronics Corp.	33%	*%	*%
Hewlett Packard International Pte Inc.	27%	14%	—%
Sharp Trading Corporation	12%	20%	*%
Uniquest Hong Kong**	*%	21%	*%
Fujitsu America Inc.	*%	16%	26%
Sony Trading International Corp.	—%	*%	37%

*	represents less than 10% of total revenue.

**	Uniquest Hong Kong made these purchases acting as the distributor of our product for the Hewlett Packard Tablet PC program.
      Total revenue for the comparative periods is summarized in the following table:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Product	$18,776	$16,225	$24,247
License and service	10,668	1,090	—

Total revenue	$29,444	$17,315	$24,247

      Fiscal 2004 Compared to Fiscal 2003. Total revenue was $29.4 million for fiscal 2004 compared to $17.3 million for fiscal 2003, representing an increase of $12.1 million, or 69.9%. License and service revenue increased $9.6 million, primarily due to the recognition of $9.0 million in technology transfer and license fees and $0.8 million in service revenue pursuant to a technology and professional services agreement executed in March 2004. Product revenue increased $2.5 million, mostly due to revenue from the Efficeon product offset by a decrease in the revenue from the TM5800 product. The Efficeon product, which began shipment in the fourth quarter of fiscal 2003 and represented less than 5% of total fiscal 2003 revenue, had a full year of sales in fiscal 2004 and represented 18.2% of total fiscal 2004 revenue. Pricing pressure on the TM5800 continued to increase as the product has matured and continues to sell into market segments and geographies, such as China and Taiwan, that traditionally demand lower average selling prices, or ASPs.
      Fiscal 2003 Compared to Fiscal 2002. Total revenue was $17.3 million for fiscal 2003 compared to $24.2 million for fiscal 2002, representing a decrease of $6.9 million, or 28.5%. Excluding the effects of a certain sale of previously written down inventory in the third quarter of fiscal 2002, this decline can be attributed to a decrease in average selling prices, or ASPs, of 36.0% from fiscal 2002 to fiscal 2003, partially offset by an increase in unit volume of 8%. The increase in volume primarily resulted from an increase of our products into the tablet PC and thin client markets and an expansion of our international sales, particularly into China, Hong Kong and Taiwan. See “Gross Margin” section below for further discussion on the effects of decreases in ASPs and increases in volume.
      We experienced pricing pressure on the TM5800 in fiscal 2003 as the product had matured and transitioned into geographies and market segments that traditionally demand lower ASPs. We continued to manufacture the TM5800 as we have begun to migrate the processor into market segments such as the embedded, thin client, and ultra personal computer markets, from which we expect the processor to derive the majority of its future revenue. The Efficeon product was targeted at the high-volume notebook market, which traditionally demands higher ASPs. We started shipping the Efficeon product in the fourth quarter of fiscal 2003. Revenue recognized from sales of this product represented less than 5% of total fiscal 2003 revenue.
      Revenue recognized in fiscal 2003 also included license and service revenue, which was earned in connection with technology and trademark license agreements during the year. Total licensing revenue was $1.1 million for fiscal 2003. Fiscal 2002 did not include any license and service revenues.

Product Gross Margin
      Our product gross margin is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Years Ended December 31,

	2004	2003	2002

Product revenue	100.0%	100.0%	100.0%

Product cost	90.3%	80.8%	60.3%
Underabsorbed overhead	7.5%	12.8%	7.3%
Charges for inventory and other adjustments	98.7%	9.0%	10.8%
Benefits to gross margin from the sale of previously written down inventory	(3.0)%	(2.9)%	(7.8)%
Impairment charges for long-lived assets	10.3%	—%	—%

Cost of product revenue	203.8%	99.7%	70.6%

Gross margin	(103.8)%	0.3%	29.4%

      Fiscal 2004 Compared to Fiscal 2003. Product gross margin was negative 103.8% for fiscal 2004 compared to 0.3% for fiscal 2003.
      As a percent of product revenue, our product costs increased 9.5 percentage points, from 80.8% in fiscal 2003 to 90.3% in fiscal 2004. We experienced higher product costs with the introduction of our 130 nanometer Efficeon TM8000 processors during the first quarter of fiscal 2004. This was followed by the introduction of and transition to our 90 nanometer Efficeon TM8800 processors during the third quarter of fiscal 2004. Our initial production costs of these new products were higher than the ongoing costs of mature products. In addition to overall higher product costs, we experienced downward pressures on our average selling prices, which is used as a component of the denominator in this calculation.
      Gross margin was also adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For fiscal 2004, these unabsorbed costs were $1.4 million, or 7.5% of product revenue, compared to $2.1 million, or 12.8% of product revenue, for the same period in the prior year. The decrease in unabsorbed overhead costs was due to increased utilization of our manufacturing overhead as we shifted our product mix to the Efficeon TM8000, and as the volume of shipments of our Crusoe TM5800 product increased.
      In fiscal 2004, we recorded inventory-related charges of $17.4 million consisting of charges related to excess quantities and net realizable value of inventory on hand and on non-cancelable purchase orders. Of these charges, $9.0 million was for inventory on hand, primarily related to our Crusoe and 130 nanometer

Efficeon processors. The remaining $8.4 million in charges was for non-cancelable orders for substrates and wafers, primarily related to both our 130 nanometer and 90 nanometer Efficeon processors. In computing inventory valuation adjustments as a result of lower of cost or market considerations, we review the inventory on hand and inventory on order. If we become aware of factors that indicate that inventory associated with these non-cancelable purchase orders will be sold to customers below its cost, we accrue such loss as an additional cost of revenue and as an additional accrued liability on the balance sheet. The Efficeon-related charges for both inventory on hand and on order was the result of the manufacturing costs of these products exceeding the price at which we expect to be able to sell them, as well as lower than expected yields. Additionally, we believe that the initial availability of our first limited production 90 nanometer Efficeon processors in September 2004 had a greater than expected adverse effect on the demand for our 130 nanometer Efficeon microprocessors, and as a result, we recorded inventory-related charges for the 130 nanometer product on hand and on order that are in excess of our anticipated demand for that product.
      Gross margin from our 130 and 90 nanometer parts on hand and on order may have a benefit from future sales only to the extent that the associated revenue exceeds their currently adjusted values. Similarly, our gross margins could be adversely affected if the products are sold at a price lower than their currently estimated market value. The $8.4 million charge in connection with the non-cancelable orders for substrates and wafers mentioned above includes a $3.3 million charge related to a conditional purchase order for a minimum quantity of units for which mandatory yields were lower than expected for the product specification required by the customer. Consequently, we were unable to ship the minimum quantity and therefore have recorded a write down. If we are successful in our current efforts to obtain approval from the customer for a change in the product specifications such that these products will be accepted by the customer, we may record in future periods a benefit to gross margins to the extent that the revenue exceeds their adjusted values.
      In addition to the $17.4 million charges noted above, gross margin in fiscal 2004 was also additionally adversely affected by a $1.1 million charge related to non-cancelable obligations that we had made to a third party suppliers for goods and services from which we do not anticipate seeing any economic benefits.
      Of the $5.4 million and $8.8 million net inventory on hand at December 31, 2004 and December 31, 2003, respectively, $2.4 million and $2.6 million of net inventory, respectively, were adjusted to their net realizable value, which was lower than cost. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. Benefits to gross margin as a result of products being sold at ASPs in excess of their previously written down values were $0.6 million and $0.5 million for fiscal 2004 and fiscal 2003, respectively.
      During the fourth quarter of 2004, due to the emergence of indicators of impairment, we performed an assessment of our long-lived and other assets. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, we recorded a $1.9 million charge in cost of revenue to write-off prepaid tools that are used in the manufacturing of our products.
      Fiscal 2003 Compared to Fiscal 2002. Product gross margin was 0.3% for fiscal 2003 compared to 29.4% for fiscal 2002. Our benefits from the sale of previously written down inventory were 2.9% and 7.8% of product revenue in fiscal 2003 and fiscal 2002, respectively. Before taking into consideration such benefits, our cost of product revenue was 102.6% of product revenue for fiscal 2003, and 78.4% of product revenue for fiscal 2002. As a percent of product revenue, our product costs increased 20.5 percentage points, from 60.3% to 80.8%, mostly as a result of a decrease in average selling prices, which is used as a component of the denominator in this calculation. Partially offsetting this decline in average selling prices was a reduced average dollar cost of products sold in fiscal 2003 as compared to fiscal 2002. The reduced average product cost is attributed to reduced costs to manufacture our Crusoe TM5800 product. Additionally, we experienced production difficulties in fiscal 2002 which increased our costs to manufacture product during that period.
      Gross margin was adversely affected during both years by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For fiscal 2003, these unabsorbed costs were $2.1 million, or 12.8% of product revenue, compared to $1.8 million, or 7.3% of product revenue, for the same period in the prior year.

      In fiscal 2003 and fiscal 2002 our gross margin was adversely affected by adjustments to our inventory valuation in response to lower demand and lower average selling prices expected in future periods for some of our products. For the year ended December 31, 2003, these adjustments totaled $1.5 million, or 9.0% of product revenue compared to $2.6 million, or 10.8% of product revenue for the same period in the prior year. Of the $8.8 million and $10.9 million of inventory on hand at December 31, 2003 and 2002, respectively, $2.6 million and $2.8 million of net inventory, respectively, were stated at net realizable value. Accordingly, gross margin may benefit from future sales of these parts to the extent that the associated revenue exceeds their currently adjusted values. In fiscal 2003, the Company’s gross margin included a benefit of $0.5 million resulting from the sale of previously written down inventory. In fiscal 2002 the Company recognized $0.7 million in gross margin related to the sale of inventory for which the value had been written down in previous periods at amounts in excess of the average selling prices used to record their lower of cost or market valuation. In fiscal 2002 we additionally recorded a benefit to gross margin sold in the amount of $1.2 million related to the reversal of previously accrued inventory-related purchase commitments due to favorable settlements of such purchase commitments.

Research and Development
      Fiscal 2004 Compared to Fiscal 2003. Research and development (R&D) expenses were $52.8 million for fiscal 2004 compared to $48.5 million for fiscal 2003, representing an increase of $4.3 million, or 8.9%. The increase in R&D expenses was due to increased headcount-related expenses of $2.9 million and non-recurring engineering charges of $2.8 million, partially offset by decreased depreciation expenses of $1.4 million. The increased headcount-related and engineering expenses in fiscal 2004 were primarily the result of our increased efforts devoted to the development of the 90 nanometer and 130 nanometer manufacturing technology for our Efficeon TM8000 family of microprocessors, as well as our LongRun2 power management technologies. The decreases in depreciation expenses were primarily due to certain property and equipment being fully depreciated throughout the last fiscal year. We anticipate that our research and development spending in future periods will be invested to further develop our LongRun2 power management and other computing technologies.
      Fiscal 2003 Compared to Fiscal 2002. Research and development expenses were $48.5 million for fiscal 2003 compared to $63.6 million for fiscal 2002, representing a decrease of $15.1 million, or 23.7%. The majority of the decrease for the year can be attributed to our workforce reduction in the third quarter of fiscal 2002, which resulted in lower compensation and benefit costs and consultant fees. We additionally incurred less non-recurring engineering charges in fiscal 2003, in part due to a $1.6 million charge in the second quarter of 2002 for engineering related silicon and mask sets for products that the Company ceased development. The majority of research and development spending in fiscal 2003 was for the Efficeon TM8000 family of microprocessors. We also devoted additional research and development resources towards our next generation 90 nanometer manufacturing technology as well as our LongRun2 power management technology. The remaining portion of the fiscal 2003 research and development expenditure was used for sustaining engineering efforts on our TM5800 microprocessor in fiscal 2003.

Selling, General and Administrative
      Fiscal 2004 Compared to Fiscal 2003. Selling, general and administrative (SG&A) expenses were $30.9 million for fiscal 2004 compared to $26.2 million for fiscal 2003, representing an increase of $4.7 million, or 17.9%. The increase in SG&A expenses was due to increases in consultant and accounting expenses of $2.5 million, headcount-related expenses of $1.4 million, facilities expenses of $0.8 million, and travel and tradeshow expenses of $0.7 million. The increases in these expenses were partially offset by decreases in insurance expenses of $0.6 million and depreciation expenses of $0.6 million. The increased consultant and accounting expenses were primarily due to costs incurred in relation to efforts to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes Oxley Act of 2002. The increased headcount-related expenses and travel and tradeshow expenses in fiscal 2004 were primarily the result of our continued efforts to hire additional personnel, to expand our presence in the Asia-Pacific market with new offices and to promote awareness of our Efficeon TM8000 processor. The increased facilities expenses were primarily the result of our increased building occupancy at our offices in Santa Clara. The decrease in depreciation expenses were primarily due to certain property and equipment being fully depreciated throughout the last fiscal year. The decrease in insurance expense was primarily due to the receipt of certain refunds related to overpayment of our estimated insurance premiums.
      Fiscal 2003 Compared to Fiscal 2002. Selling, general and administrative expenses were $26.2 million for fiscal 2003 compared to $29.9 million for fiscal 2002, representing a decrease of $3.7 million, or 12.4%. A significant portion of this decrease was due to lower compensation and benefit costs, consultant fees and recruiting costs related to our reduction in workforce in the third quarter of fiscal 2002. Additionally, as a result of our 2002 restructuring charge, for fiscal 2003 we recorded lower facilities-related charges, including rent and building maintenance costs. These decreases were partly offset by increases in other areas, including higher corporate insurance costs and expenditures for patent protection of our inventions. In fiscal 2003 the primary focus of our marketing expenses was to promote the awareness of our new Efficeon TM8000 processor. In fiscal 2003, we had anticipated on increasing our selling costs as we planned to initiate a marketing alliance program specifically designed and structured to promote our customers’ products, to drive awareness, foster market opportunities, and help generate sales.

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
      As a result of our workforce reduction completed in the third quarter of fiscal 2002, we vacated a total of approximately 67,730 square feet of office space in Santa Clara, California. As part of our quarterly reassessment of restructuring accruals, during the fourth quarter of fiscal 2003, we adjusted the accrued restructuring balance as a result of an update in assumptions regarding our internal use of previously vacated office space, as well as the anticipated length of time before vacated facilities are sublet to others. As a result of this update, we adjusted the balance in accrued restructuring costs and recorded a benefit of $0.2 million to restructuring charges.
      During the third quarter of fiscal 2004, we adjusted our accrued restructuring costs as a result of an update to certain underlying assumptions. We had previously anticipated subleasing our vacant facilities in future periods. In view of market conditions, this assumption had been revised such that we no longer assume that we will be able to sublease our previously vacated space that remained unused as of September 30, 2004. As a result of this update in assumptions, we adjusted the accrued restructuring costs and recorded a charge of $0.9 million in restructuring charges. We may need to adjust our restructuring accruals in the future as circumstances change and as we make our quarterly reassessment. See Note 7 in the “Notes to Consolidated Financial Statements” for further discussion of our restructuring charges.

Amortization of Patents and Patent Rights
      Amortization charges for fiscal 2004, 2003 and fiscal 2002 relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. See Note 5 and Note 6 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.
      Fiscal 2004 Compared to Fiscal 2003. Amortization of patents and patent rights was $9.2 million for fiscal 2004 compared to $10.5 million for fiscal 2003, representing a decrease of $1.3 million, or 12.4%. This decrease can be attributed to a reduction in payments due under our patents and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased $18.5 million, from $23.5 million at December 31, 2003 to $5.0 million at December 31, 2004.

      Fiscal 2003 Compared to Fiscal 2002. Amortization of patents and patent rights was $10.5 million for fiscal 2003 compared to $11.4 million for fiscal 2002, representing a decrease of $0.9 million, or 7.9%. This decrease can be attributed to a reduction in payments due under our patents and patent rights and our technology license agreement with IBM, as amended. Amounts due under the agreements decreased $16.0 million, from $39.5 million at December 31, 2002 to $23.5 million at December 31, 2003.

Impairment Charge on Long-Lived and Other Assets
      During the fourth quarter of 2004, due to the emergence of indicators of impairment, we performed an assessment of our long-lived and other assets. The assessment was performed in connection with our internal policies and pursuant to SFAS 144. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, we recorded a charge of $2.5 million to write-off such assets based on the amount by which the carrying amount of these assets exceeded their fair value, which was deemed to be zero and was based on the expected future discounted cash flows for the Company’s product sales. The assumptions supporting the estimated future discounted cash flows reflect management’s best estimates and may be affected by future events. The $2.5 million charge related to long-lived and other assets associated with the product business and was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments.

Stock Compensation
      Fiscal 2004 Compared to Fiscal 2003. Stock compensation was $1.7 million for fiscal 2004 compared to $4.5 million for fiscal 2003, representing a decrease of $2.8 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for fiscal 2004 was $0.7 million compared to $1.8 million for fiscal 2003. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy. The amortization of the deferred stock compensation, calculated in connection with stock options granted prior to November 2000, was completed in fiscal 2004. Variable stock compensation for fiscal 2004 was $1.0 million, compared to $2.7 million for the same period last year. Variable stock compensation in fiscal 2004 is comprised of expenses of $0.5 million related to adjustments made for certain notes receivable from stockholders that had been fully paid and expenses of $0.5 million primarily related to the higher market price of our common stock at the time of repayment of notes from stockholders. The decrease in the variable stock compensation component in fiscal 2004 compared to fiscal 2003 primarily resulted from a higher repayment amount of notes from which such variable stock accounting is applied, as well as a lower market price of our stock as of December 31, 2004 compared to the same period in the prior year.
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

Interest Income and Other, Net and Interest Expense
      Fiscal 2004 Compared to Fiscal 2003. Interest income and other, net for fiscal 2004 was $0.8 million compared to $1.4 million compared for fiscal 2003, representing a decrease of $0.6 million, or 42.9%. This decrease was due to lower average invested cash balances during fiscal 2004 as we continued to use cash to fund operations. Interest expense for fiscal 2004 was $0.1 million compared to $0.5 million for fiscal 2003, representing a decrease of $0.4 million, or 80.0%. This decrease was primarily the result of lower average debt balances due to several debt arrangements expiring during fiscal 2003.
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
Liquidity and Capital Resources
      We have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the end of fiscal year 2004, we incurred a cumulative loss aggregating $649.4 million, which included net losses of $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $58.0 million at December 31, 2004.
      At December 31, 2004, we had $53.7 million in cash, cash equivalents and short-term investments compared to $120.8 million and $129.5 million at December 31, 2003 and December 31, 2002, respectively.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net cash used in operating activities	$(77,687)	$(64,467)	$(93,918)
Net cash provided by/(used in) investing activities	(11,301)	49,556	49,679
Net cash provided by financing activities	31,496	73,063	3,105

Increase/(Decrease) in cash and cash equivalents	$(57,492)	$58,152	$(41,134)

      We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through our fiscal year ended December 31, 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products.
      Accordingly, and as we announced publicly in January 2005, we are currently evaluating and modifying our business model and developing a related restructuring plan, and we currently expect to announce that modified business model and related restructuring plan on or about March 31, 2005. During the first quarter of 2005, we began to modify our business model to leverage our intellectual property rights and increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. By increasing our focus on our licensing and service business, we hope to increase revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, as part of our transition to a modified business model, we also began taking action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. We currently expect that our modified business model will further reduce our historic business focus on product sales, and that we will further reduce operating expenses associated with our product business as part of a restructuring plan. We expect that our restructuring plan will include a reduction of our workforce, and in January 2005 we gave written notice to our employees, pursuant to federal and state Worker Adjustment and Retraining Notification (WARN) Acts and similar statutes applicable in other countries, that we plan to restructure our business operations and to conduct a mass layoff on or about March 31, 2005. Under the currently anticipated restructuring plan, we expect to restructure our operations so as to reduce our overall operating expenses in accordance with a modified business model and, as a result, we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the modified business model that we are currently developing and expect to announce with a related restructuring plan on or about March 31, 2005. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.
      In addition to the currently expected modifications of our business model referred to above, we are currently engaged in discussions with other companies regarding certain potential strategic alliances that could enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. We believe that the outcome of some of those discussions might affect the nature of our restructuring plan and the extent of any related reduction in our workforce. Although it is possible that we might raise additional operating capital or create new prospects by means of one or more strategic alliances with other companies, we have no assurance that we will achieve any such strategic alliance or that any such strategic alliance, if achieved, will prove favorable for us or our business.
      To date, we have financed our operational expenses and working capital requirements primarily with funds that we raised from the sale of our common stock. Although it is possible that we might raise additional capital by means of one or more strategic alliances, or through public or private equity or debt financing, we have no assurance that any additional funds will be available on terms favorable to us or at all.
      Despite these several disclosed contingencies relating to our planned modification of our business model, we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the modified business model that we are currently developing and expect to announce with a related restructuring plan on or about March 31, 2005.

Operating Activities
      Net cash used in operating activities was $77.7 million for the year ended December 31, 2004, compared to $64.5 million for the year ended December 31, 2003 and $93.9 million for the year ended December 31, 2002.
      The cash usage during fiscal 2004 was primarily the result of a net loss of $106.8 million, as well as a $1.7 million cash usage related to the building leasehold cost component of our restructuring charges. This usage in cash was partially offset by the $8.8 million increase in accounts payable and accrued liabilities and the $3.4 million decrease in inventory. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $9.2 million, impairment charges on certain assets of $4.5 million, depreciation of $3.6 million and stock compensation of $1.7 million.
      The cash usage during fiscal 2003 was primarily the result of a net loss of $87.6 million, as well as a $2.5 million net cash drawdown of accrued restructuring charges related to building leasehold costs during the period. This usage in cash was partially offset by the $2.2 million decrease in accounts receivable and the $2.1 million decrease in inventory. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $10.5 million, depreciation and amortization of $6.0 million, and amortization of deferred stock compensation of $4.5 million.

Investing Activities
      Net cash used in investing activities was $11.3 million for the year ended December 31, 2004, compared to net cash provided by investing activities of $49.6 million for the year ended December 31, 2003 and $49.7 million for the year ended December 31, 2002.
      The change in net cash used in investing activities was primarily due to decreased net proceeds from the maturity of available for-for-sale investments, which totaled $9.5 million in fiscal 2004, compared to $66.7 million in fiscal 2003 and $70.5 million in fiscal 2002. Offsetting the net proceeds from the maturity of available-for-sale investments were payments related to the purchase of patents and patent rights and payments to our development partner, which totaled $18.5 million, $16.0 million and $15.0 million for fiscals 2004, 2003 and 2002, respectively. As of December 31, 2004, a payment to our development partner for $5.0 million remains and will be due on June 30, 2006. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $2.3 million, $1.1 million and $5.6 million for fiscals 2004, 2003 and 2002, respectively. Capital equipment purchases increased in fiscal 2004 compared to fiscal 2003 as we invested in our next generation 90 nanometer manufacturing technology and further developed our LongRun2 power management technology.

Financing Activities
      Net cash provided by financing activities was $31.5 million for the year ended December 31, 2004, compared to $73.1 million for the year ended December 31, 2003 and $3.1 million for the year ended December 31, 2002.
      Cash provided by financing activities in fiscal 2004 was primarily due to net proceeds from the public offering of common stock. In January 2004, we received $10.2 million when our underwriters exercised their over-allotment option in relation to our December 2003 common stock offering and purchased 3.75 million shares of our common stock. We also received $15.4 million in November 2004 when we completed a public offering of 11.1 million shares of common stock. This compares to $67.5 million in net proceeds received in fiscal 2003 related to the issuance of 25.0 million shares of common stock in December 2003. Additionally, we received $5.3 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for fiscal 2004, compared to $6.1 million for fiscal 2003 and $4.2 million for fiscal 2002.
      These proceeds from stock issuances were partially offset by payments for debt and capital lease obligations of $0.4 million for fiscal 2004, compared to $0.7 million for fiscal 2003 and $2.7 million for fiscal 2002. The decrease in payments for debt and capital lease obligations was primarily the result of the expiration of these leases in fiscals 2002 and 2003.
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
      At December 31, 2004, we had $17.3 million in cash and cash equivalents and $36.4 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Restructuring
      As part of our 2002 restructuring plan, we recorded charges primarily for excess facilities costs for which we expect cash expenditures of approximately $5.8 million through June 2008. Of this amount, $5.2 million was recorded on our consolidated balance sheets at December 31, 2004 and $0.6 million will be expensed as interest expense in future periods as the costs are incurred or the requirements to record the costs as a liability are met. See Note 7 in the “Notes to Consolidated Financial Statements” for further discussion of our restructuring charges.

Contractual Obligations
      At December 31, 2004, we had the following contractual obligations:

	Payments Due by Period

		Less Than		After
Contractual Obligations	Total	1 Year	1-3 Years	4 Years

	(In thousands)
Capital Lease Obligations	$371	$371	$—	$—
Operating Leases	$16,328	$4,603	$11,725	$—
Unconditional Purchase Obligations(1)	$6,173	$4,876	$1,297	$—
Other Obligations(2)	$5,000	$—	$5,000	$—

Total	$27,872	$9,850	$18,022	$—

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Other obligations include payments to our development partner.

Off-Balance Sheet Arrangements
      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in SPE transactions.
Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on our statements of operations.
      In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123(R) are effective for fiscal periods beginning after June 15, 2005. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating the impact of the adoption of SFAS 123(R).
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated result of operations.
Risks that Could Affect Future Results
      The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.
We have a history of losses, expect to incur further significant losses and must develop and successfully execute on a modified business model and restructuring plan if we are to sustain our operations.
      We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. From our inception through the end of fiscal 2004, we have incurred a cumulative loss aggregating $649.4 million, which includes net losses of $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $58.0 million at December 31, 2004.
      At the end of 2004 we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through the end of 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Accordingly, we undertook a critical evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors, and we announced that we expected to modify our business model based in part on that evaluation and to announce a related restructuring plan on or about March 31, 2005. Although the nature and extent of our restructuring plan may vary depending upon the resolution of pending discussions with other companies regarding potential strategic alliances for leveraging our microprocessor design and development capabilities, we must in any case develop and begin executing on a modified business model in order to permit us to continue to operate for a period that extends at least through December 31, 2005.
We have announced that we are modifying our business model in 2005. We may fail to develop a viable new business model and restructuring plan, and we might fail to execute our restructuring plan or to operate successfully under our modified business model.
      In January 2005 we announced our intent to modify our business model during 2005, for example, by leveraging our intellectual property assets and by focusing on our strategy of licensing our advanced power management and other technologies to other companies. Any modification of our business model entails significant risks and costs, and even if we define a viable new business model, we might not succeed in operating within that model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to develop viable products or technologies, achieve market acceptance for our products or technologies, earn adequate revenues from the sale of our products or from our licensing and services business, or achieve profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for any modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
Our anticipated restructuring plan and related reductions in our workforce may adversely affect the morale and performance of our personnel, the rate of attrition among our personnel, our ability to hire new personnel and our ability to conduct our business operations.
      As part of our effort to reduce operating expenses under our modified business model, we expect to announce a financial restructuring and related reduction in our workforce on or about March 31, 2005. Our restructuring plan may include the termination of employment of some or substantially all of our employees and contractors. We currently expect that our restructuring plan will include a reorganization of our management team and some changes in our executive officers. We also expect that our restructuring plan and any related workforce reduction will cause us to incur substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek other employment, including opportunities with more established companies or with smaller, private companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.
We might not be able to execute on our modified business model and restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.
      Our success under our modified business model and restructuring plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We have recently lost some of our executive management. For instance, Ray Holzworth, our Vice President of Operations since August 2002, left the Company in February 2005. Others have joined us in key management roles only recently. In September 2004, Mark R. Kent joined us as our Chief Financial Officer. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model or restructuring plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
      Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the modified business model that we are currently developing and expect to announce with a related restructuring plan on or about March 31, 2005, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. In addition, we may begin to generate positive cash flow from operations later than anticipated or we may never generate positive cash flow from operations. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

•	fund expansion;

•	fund marketing expenditures;

•	develop new products or enhance existing products;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.
      If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. For example, in order to raise equity financing, we may decide to sell our stock at a discount to our then current trading price, which may have an adverse effect on our future trading price. Additional financing might not be available on terms favorable to us, or at all. If we are unable to raise additional funds or to sustain our operations on a modified business model in the future, then substantial doubt may develop as to our ability to continue to operate our business as a going concern, with substantial adverse effects on the value of our common stock and our ability to raise additional capital. This uncertainty may also create concerns among our current and future customers, vendors and licensees as to whether we will be able to fulfill our obligations or, in the case of customers, fulfill their future product or service needs. As a result, our current and prospective customers, licensees and strategic partners might decide not to do business with us, or only do so on less favorable terms and conditions. Employee concern about the future of the business and their continued prospects for employment may cause employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful.
Our product revenue and our product business may be negatively impacted by modifications to our business model that we have recently implemented or are contemplating.
      During the first quarter of 2005, as part of our transition to a modified business model, we began taking action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. Accordingly, we have advised our customers that we plan to discontinue production of our Crusoe products during 2005. We have provided our Crusoe customers an End-of-Life notice and we will continue to work closely with our customers during this transition period. Based upon our review of critical customer needs, we have also decided to narrow our Efficeon product line and announced to our customers that certain versions of the Efficeon products will be discontinued. We currently expect that our modified business model will further reduce our historic business focus on product sales, and that we will further reduce operating expenses associated with our product business as part of a restructuring plan, including a reduction of our workforce. The actions that we have taken or contemplate taking likely will result in lost sales as target customers design a competitor’s microprocessor into their product, to replace our own microprocessors. We expect to continue evaluating the business of designing, developing and selling our Efficeon processors, and we may decide to discontinue some or all of our remaining Efficeon products in 2005 as we refine our modified business model.

The success of our licensing and service business depends on maintaining and increasing our LongRun2 licensing revenue.
      Our licensing and service revenue was $10.7 million in fiscal year 2004 and $1.1 million in fiscal year 2003. In 2005, our licensing and service revenue will depend upon revenue that we receive from existing licensing agreements and our entering into new licensing agreements. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.
We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies.
      We have not yet earned or received any royalties under any of our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees incorporating our technology into their manufacturing and products, their bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements does not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:

•	the competition these companies face and the market acceptance of their products;

•	the pricing policies of our licensees for their products incorporating our technology and whether those products are competitively priced;

•	the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products; and

•	the financial and other resources of our licensees.
Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology.
Our licensing and services revenue cycle is long and unpredictable, which makes it difficult to predict future revenues, which may cause us to miss analysts’ estimates and may result in unexpected changes in our stock price.
      It is difficult to predict accurately our future revenues from either the granting of new licenses or the generation of royalties by our licensees under our existing licenses. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the development schedules of our licensees will not be changed or delayed. Our licensees are not obligated to continue using our licensed technology or to use future generations of our technologies in future manufacturing processes, and therefore our past contract revenue may not be indicative of the amount of such revenue in any future period. All of these factors make it difficult to predict future licensing and service revenue, which may result in us missing analysts’ estimates and may cause unexpected changes in our stock price.

We could encounter a variety of technical and manufacturing problems that could delay or prevent us from satisfying customer demand for Efficeon TM8000 series microprocessors manufactured using a 90 nanometer process.
      We are using Fujitsu Limited to manufacture our 90 nanometer Efficeon TM8000 series microprocessors. Manufacturing on an advanced 90 nanometer CMOS process involves a variety of technical and manufacturing challenges. Fujitsu Limited has limited experience with the 90 nanometer CMOS process and, although we have achieved production of our Efficeon TM8800 product on the Fujitsu Limited 90 nanometer CMOS process, we cannot be sure that Fujitsu Limited’s 90 nanometer foundry will achieve production shipments on our planned schedule or that other manufacturing challenges might later arise. For example, during 2001 and again in 2004, we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 series microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to fulfill our customer demand would suffer and we could incur significant expenses.
Our restructuring plan will very likely reduce our resources and ability to pursue opportunities and support customers in emerging markets for our microprocessor products.
      We currently expect that our modification of our business model will further reduce our historical business focus on product sales, and that we will further reduce operating expenses associated with our product business as part of a restructuring plan, including a reduction of our workforce. Our restructuring plan will likely substantially limit our resources and ability to pursue opportunities in emerging markets for which our products are suited, including new classes of computing devices such as UPCs and other unique PC form factors, which require newly developed technologies, extensive development time, and marketing support.
We face intense competition in the x86-compatible microprocessor and power management markets. Many of our competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.
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
      In 2003, Intel introduced a new microprocessor that is focused on the notebook computer market segment and designed to consume less power than its prior microprocessors. We expect that Intel, and potentially other microprocessor companies, will increasingly seek to offer microprocessors specifically targeted at many of the same market segments that we have served and intend to serve, which could adversely affect our ability to compete successfully.
      Furthermore, our competitors may merge or form strategic relationships that might enable them to offer, or bring to market earlier, products that are superior to ours in terms of features, quality, pricing or other factors. We expect additional competition from other established and emerging companies and technologies.
      We also expect to face substantial competition in our licensing and services business, in which we have focused primarily on licensing our power management and transistor leakage control technologies. The development of such technologies is an emerging field subject to rapid technological change, and our competition is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company having developed, offered or demonstrated any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Indeed, all of our current and prospective licensees are larger, technologically sophisticated companies, which generally have significant resources and internal efforts to develop their own technological solutions.
We may experience manufacturing difficulties that could increase the cost and reduce the supply of our products.
      The fabrication of wafers for our microprocessors is a highly complex and precise process that requires production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause numerous die on each wafer to be nonfunctional. The proportion of functional die expressed as a percentage of total die on a wafer is referred to as product “yield.” Semiconductor companies frequently encounter difficulties in achieving expected product yields, particularly when introducing new products. Yield problems may not be identified and resolved until a product has been manufactured and can be analyzed and tested, if ever. As a result, yield problems are often difficult, time-consuming and expensive to correct. We have experienced yield problems in the past, and we may experience yield problems in the future that impair our ability to deliver our products to our customers, increase our costs, adversely affect our margins and divert the efforts of our engineering personnel. Difficulties in achieving the desired yields often occur in the early stages of production of a new product or in the migration of manufacturing processes to smaller geometries. We could experience difficulties in achieving desired yields or other manufacturing problems in the production of our Efficeon TM8000 series products that could delay our ability to deliver Efficeon TM8000 series products, adversely affect our costs and gross margins and harm our reputation. Even with functional die, normal variations in wafer fabrication can cause some die to run faster than others. Variations in speed yield could lead to excess inventory of the slower, less valuable die, a resulting unfavorable impact on gross margins and an insufficient inventory of faster products, depending upon customer demand.
Our lengthy and variable product sales cycles make it difficult for us to predict when and if a design win will result in volume shipments.
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
      The demand for our products depends upon many factors and is difficult to forecast. Many shipments of our products may be made near the end of the fiscal quarter, which makes it difficult to estimate demand for our products. Significant unanticipated fluctuations in demand have caused, and in the future could cause, problems in our operations. The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. For example, we recorded a $6.8 million inventory-related charge for the third quarter of fiscal 2004. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Conversely, if demand exceeds our expectations, Taiwan Semiconductor Manufacturing Company, or TSMC, or Fujitsu Limited might not be able to fabricate wafers as quickly as we need them. Also, Advanced Semiconductor Engineering, or ASE, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly or find, qualify and begin production and assembly at additional manufacturers or providers of assembly and test services, which may not be possible within a time frame acceptable to our customers. The inability of our product manufacturer or ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.
We currently derive a substantial portion of our product revenue from a small number of customers, and our revenue would decline significantly if any major customer were to cancel, reduce or delay a purchase of our products.
      Our customer base for product sales is highly concentrated. For example, sales to three customers in the aggregate accounted for 72% of total revenue in fiscal 2004. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, among other things, the success of our customers in marketing products that incorporate our products, the product requirements of our customers; and the financial and operational success of our customers.
      We expect that our sales to OEM customers will continue to be made on the basis of purchase orders rather than long-term commitments. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand changes in terms and conditions of sale. The loss of any major customer, or the delay of significant orders from these customers, could reduce or delay our recognition of revenue.

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
      We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC in Taiwan to fabricate the wafers for our current 130 nanometer products, and we rely on Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 series products. We do not have manufacturing contracts with TSMC or Fujitsu Limited, and therefore we cannot be assured that we will have any guaranteed production capacity. These foundries may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that are larger than we and have greater economic resources, that have long-term agreements with these foundries or that purchase in significantly larger volumes than we may cause these foundries to reallocate capacity to them, decreasing the capacity available to us. In addition, these foundries could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If these foundries were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. These foundries could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.
Our reliance on TSMC and Fujitsu Limited to fabricate our wafers limits our ability to control the production, supply and delivery of our products.
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
If we fail to meet the continued listing requirements of the NASDAQ Stock Market, our common stock could be delisted, which would reduce the liquidity of our stock and would likely result in a further decrease in the trading price of our stock.
      Our common stock is listed on the NASDAQ National Market. The NASDAQ Stock Market’s Marketplace Rules impose requirements for companies listed on the NASDAQ National Market to maintain their listing status. One of these requirements is that we must maintain a minimum closing bid price of

$1.00 per share for our common stock. If we fail to meet this requirement for 30 consecutive business days, the NASDAQ would issue a deficiency notice to us. If we were to receive such a notice, we would then have 90 calendar days to comply, and during this period the minimum closing bid price per share must be above $1.00 per share for 10 consecutive business days during this period to comply. Following this period, we could appeal to NASDAQ for a hearing regarding the determination to delist our common stock from the NASDAQ National Market. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. The loss or discontinuation of our NASDAQ National Market listing may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.
If we fail to constitute an independent Board of Directors by the time of our next annual stockholders meeting, our common stock could be delisted, which would reduce the liquidity of our stock and would likely result in a further decrease in the trading price of our stock.
      In order to maintain our NASDAQ continued listing requirements, we also must satisfy the specific requirement that a majority of the members of our Board of Directors are independent, within the meaning of NASDAQ rules, by the time of our next annual meeting of stockholders. We expect that our meeting of stockholders for 2005 will be held in May or June 2005. Our Board of Directors, as currently constituted, would not satisfy this requirement, and we must adjust the membership of our Board of Directors in order to achieve that requirement by the time of our annual meeting of stockholders. If we are unable to meet the Board independence requirement for any reason, our common stock may be delisted. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.
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
      The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing products to fully meet customer demands, particularly in view of our anticipated restructuring plan.

Advances in battery design, cooling systems and power management systems could adversely affect our ability to achieve widespread market acceptance for our products.
      We believe that our ability to achieve widespread market acceptance for our products will depend in large part on whether potential purchasers of our products believe that the low power usage of our products is a substantial benefit. Advances in battery technology, or energy technologies such as fuel cell technologies, that offer increased battery life and enhanced power capacity, as well as the development and introduction of more advanced cooling systems, may make microprocessor power consumption a less important factor to our customers and potential customers. These developments, or developments in power management systems by third parties, may adversely affect our ability to market and sell our products.
Our products and technologies may infringe the intellectual property rights of others, which may cause us to become subject to expensive litigation, cause us to incur substantial damages, require us to pay significant license fees or prevent us from selling our products.
      Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products and technologies do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others. In addition, leading companies in the semiconductor industry have extensive intellectual property portfolios with respect to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We expect that we may become subject to infringement claims as the number of products and competitors in our target markets grows and the functionality of products overlaps. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources.
      If it were determined that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products and technologies in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or to reengineer our products and technologies successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.
Any dispute regarding our intellectual property may require us to indemnify certain licensees, the cost of which could severely hamper our business operations and financial condition.
      In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. Our LongRun2 license agreements provide limited indemnities. Our indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such indemnification to our licensees, a licensee’s development, marketing and sales of licensed products incorporating our LongRun2 technology could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition.
If we are unable to protect our proprietary rights adequately, our competitors might gain access to our technology and we might not compete successfully in our markets.
      We believe that our success will depend in part upon our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights.
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
We have significant international operations, which exposes us to risk and uncertainties.
      We have sold, and in the future we expect to sell, most of our products to customers in Asia. In addition, TSMC and ASE are located in Taiwan, and the Fujitsu Limited foundry we use for our 90 nanometer product is located in Japan. In addition, we generally ship our products from a third-party warehouse facility located in Hong Kong. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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
      A large portion of our expenses, including rent and salaries, is fixed or difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. We often make many shipments of our products at or near the end of the fiscal quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to a shortfall in expected revenue.
We might experience payment disputes for amounts owed to us under our LongRun2 licensing agreements, and this may harm our results of operations.
      The standard terms of our LongRun2 license agreements require our licensees to document the royalties owed to us from the sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments would be recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may result in us missing analyst estimates and causing our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.
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
      Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate our wafers, and ASE, upon which we currently rely for the majority of our assembly and test services, are located in Taiwan. Fujitsu Limited, which we expect will fabricate a significant amount of our wafers in the future, is located in Japan. Taiwan and Japan have experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in these areas could materially disrupt our manufacturer’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.
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
      Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. The FASB published a pronouncement in December 2004 that would require us to record expense for the fair value of stock options granted. The effective date of the proposed standard is for periods beginning after June 15, 2005. Our future operating expenses may be adversely affected in connection with the issuance of stock options.
We have identified material weaknesses in our internal control over financial reporting, which contributed to our need to amend our financial statements for the second quarter of fiscal 2004.
      In the course of preparing our financial statements for the third quarter of fiscal 2004, material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, were identified in our internal control over financial reporting. Specifically, material weaknesses were identified with respect to our financial statement close process and our contract administration. These material weaknesses contributed to post-closing adjustments and the resulting need to amend our financial statements for the second quarter of fiscal 2004. Our amendment of our previously released financial statements could diminish public confidence in the reliability of our financial statements, which could harm our business and our stock price. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
      In order to comply with the Sarbanes-Oxley Act of 2002, we are currently completing our system and process evaluation and testing required for our management to assess the effectiveness of our system of internal control over financial reporting as of December 31, 2004, the end of our current fiscal year. In our evaluation, we have identified certain material weaknesses as set forth below in Item 9A. Controls and Procedures. Our independent registered public accounting firm must attest to and report on that assessment by our management. If we fail to complete our evaluation and testing in order to allow for this assessment by our management, or if our independent registered public accounting firm cannot timely attest to our management’s assessment, then we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could harm our business and our publicly traded stock price. Further, if our independent registered public accounting firm are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying further material weaknesses in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our publicly traded stock price.
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
      Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2004, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 2.1%. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
      The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2004 (in thousands):

	2005	2006	Thereafter	Total	Fair Value

Cash equivalents	$17,273	—	—	$17,273	$17,273
Average rate	2.0%	—	—	2.0%
Short term investments	$21,569	$15,000	—	$36,569	$36,395
Average rate	2.0%	2.5%	—	2.2%
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Report:

TRANSMETA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except For
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,273	$74,765
Short-term investments	36,395	46,000
Accounts receivable, net of allowances for doubtful accounts of $9 and $215, in 2004 and 2003, respectively	2,290	1,719
Inventories	5,410	8,796
Prepaid expenses and other current assets	2,218	3,671

Total current assets	63,586	134,951
Property and equipment, net	2,187	5,305
Patents and patent rights, net	22,926	29,771
Other assets	914	1,563

Total assets	$89,613	$171,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,224	$1,900
Accrued compensation and related compensation liabilities	4,189	4,986
Accrued inventory-related charges	4,876	—
Other accrued liabilities	5,723	5,360
Current portion of accrued restructuring costs	1,557	1,916
Current portion of long-term payables	—	21,129
Current portion of long-term debt and capital lease obligations	356	370

Total current liabilities	22,925	35,661
Long-term accrued restructuring costs, net of current portion	3,688	4,155
Long-term payables, net of current portion	5,000	—
Long-term debt and capital lease obligations, net of current portion	—	356
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2004 and 2003	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 187,773,293 in 2004 and 167,528,493 in 2003	709,926	677,093
Treasury stock — 796,875 shares in 2004 and 2003	(2,439)	(2,439)
Deferred stock compensation	—	(696)
Accumulated other comprehensive income (loss)	(125)	24
Accumulated deficit	(649,362)	(542,564)

Total stockholders’ equity	58,000	131,418

Total liabilities and stockholders’ equity	$89,613	$171,590

(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except for per share data)
Revenue:
Product	$18,776	$16,225	$24,247
License and service	10,668	1,090	—

Total revenue	29,444	17,315	24,247

Cost of revenue:
Cost of revenue	37,065	16,324	17,127
Impairment charge on long-lived assets	1,943	—	—

Total cost of revenue	39,008	16,324	17,127

Gross profit (loss)	(9,564)	991	7,120
Operating expenses:
Research and development(1)(2)	52,765	48,525	63,603
Selling, general and administrative(3)(4)	30,855	26,199	29,917
Restructuring charges (recovery)(5)	904	(244)	14,726
Amortization of patents and patent rights	9,217	10,530	11,392
Impairment charge on long-lived and other assets	2,544	—	—
Stock compensation	1,665	4,529	1,809

Total operating expenses	97,950	89,539	121,447

Operating loss	(107,514)	(88,548)	(114,327)
Interest income and other, net	827	1,389	4,962
Interest expense	(111)	(477)	(601)

Net loss	$(106,798)	$(87,636)	$(109,966)

Net loss per share — basic and diluted	$(0.61)	$(0.63)	$(0.82)

Weighted average shares outstanding — basic and diluted	175,989	139,692	134,719

(1)	Excludes $445, $1,118 and $4,364 in amortization of deferred stock compensation for the year ended December 31, 2004, 2003 and 2002, respectively.

(2)	Excludes $330, $128 and $(408) in variable stock compensation for the year ended December 31, 2004, 2003 and 2002, respectively.

(3)	Excludes $232, $657 and $950 in amortization of deferred stock compensation for the year ended December 31, 2004, 2003 and 2002, respectively.

(4)	Excludes $658, $2,626 and $(1,360) in variable stock compensation for the year ended December 31, 2004, 2003 and 2002, respectively.

(5)	Excludes $(1,737) of deferred stock compensation related to employee terminations for the year ended December 31, 2002.
(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Deferred	Other		Total
	Shares of	at Amounts	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Common Stock	Paid-in	Stock	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Balance at December 31, 2001	132,234,558	$603,464	$(2,439)	$(11,818)	$720	$(344,962)	$244,965
Issuance of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	3,511,101	4,168	—	—	—	—	4,168
Issuance of common stock in connection with the purchase of patents and patent rights at $2.94 per share	340,483	—	—	—	—	—	—
Stock compensation	—	(5,201)	—	8,779	—	—	3,578
Repayment of notes from stockholders	—	456	—	—	—	—	456
Variable stock compensation	—	(1,768)	—	—	—	—	(1,768)
Other comprehensive income	—	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	—	(109,966)	(109,966)

Comprehensive loss							(110,552)

Balance at December 31, 2002	136,086,142	$601,119	$(2,439)	$(3,039)	$134	$(454,928)	$140,847

Issuance of common stock in public offering at $2.90 per share, net of issuance costs of $5.1 million	25,000,000	67,450	—	—	—	—	67,450
Issuance of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	5,423,213	6,136	—	—	—	—	6,136
Issuance of common stock in connection with the purchase of patents and patent rights at $1.26 per share	796,178	—	—	—	—	—	—
Issuance of common stock in connection with net warrant exercises at exercise price of $1.25 per share	222,960	—	—	—	—	—	—
Stock compensation	—	(568)	—	2,343	—	—	1,775
Repayment of notes from stockholders	—	202	—	—	—	—	202
Variable stock compensation	—	2,754	—	—	—	—	2,754
Other comprehensive income	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(87,636)	(87,636)

Comprehensive income/(loss)							(87,746)

Balance at December 31, 2003	167,528,493	$677,093	$(2,439)	$(696)	$24	$(542,564)	$131,418

Issuance of common stock at $2.90 per share, in connection with the over allotment option exercised by the underwriters related to the December 2003 common stock offering, net of issuance costs of $0.7 million	3,750,000	10,289	—	—	—	—	10,289
Issuance of common stock at $1.50 per share in public offering, net of issuance costs of $1.2 million	11,083,333	15,441	—	—	—	—	15,441
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	5,401,568	5,277	—	—	—	—	5,277
Issuance of common stock in connection with net warrant exercises at exercise price of $3.00 per share	9,899	—	—	—	—	—	—
Stock compensation	—	(19)	—	696	—	—	677
Repayment of notes from stockholders	—	857	—	—	—	—	857
Variable stock compensation	—	988	—	—	—	—	988
Other comprehensive income	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	(106,798)	(106,798)

Comprehensive income/(loss)							(106,947)

Balance at December 31, 2004	187,773,293	$709,926	$(2,439)	$—	$(125)	$(649,362)	$58,000

(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(106,798)	$(87,636)	$(109,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,665	4,529	1,809
Depreciation	3,639	5,586	5,888
Loss on disposal of fixed assets, net	—	138	148
Allowance for doubtful accounts	(206)	125	90
Amortization of other assets	—	413	201
Amortization of patents and patent rights	9,217	10,530	11,392
Impairment charge on long-lived assets for cost of revenue	1,943	—	—
Impairment charge on long-lived and other assets	2,544	—	—
Non cash restructuring charges (recovery)	904	(244)	1,629
Changes in operating assets and liabilities:
Accounts receivable	(365)	2,216	(2,401)
Inventories	3,386	2,141	(9,549)
Prepaid expenses and other current assets	(649)	1,122	2,320
Other non-current assets	—	101	(103)
Accounts payable and accrued liabilities	8,763	(1,015)	(3,381)
Accrued restructuring charges	(1,730)	(2,473)	8,005

Net cash used in operating activities	(77,687)	(64,467)	(93,918)

Cash flows from investing activities:
Purchase of available-for-sale investments	(74,994)	(102,775)	(178,596)
Proceeds from sale or maturity of available-for-sale investments	84,450	169,502	249,114
Purchase of property and equipment	(2,257)	(1,112)	(5,581)
Payment to development partner	(11,000)	(7,000)	(6,000)
Payment of previously acquired patents and patent rights	(7,500)	(9,000)	(9,000)
Other assets	—	(59)	(258)

Net cash provided by/(used in) investing activities	(11,301)	49,556	49,679

Cash flows from financing activities:
Net proceeds from public offering of common stock	25,730	67,450	—
Common stock issued under stock option plans and employee stock purchase programs	5,277	6,136	4,168
Repayment of notes from stockholders	857	202	456
Proceeds from debt and capital lease obligations	—	—	1,140
Repayment of debt and capital lease obligations	(368)	(725)	(2,659)

Net cash provided by financing activities	31,496	73,063	3,105

Change in cash and cash equivalents	(57,492)	58,152	(41,134)
Cash and cash equivalents at beginning of period	74,765	16,613	57,747

Cash and cash equivalents at end of period	$17,273	$74,765	$16,613

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$47	$75	$639
Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock in connection with net exercise of warrants	204	919	—
(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The Company
      From Transmeta’s inception in 1995 through its fiscal year ended December 31, 2004, the Company’s business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. The Company currently supplies its products to a number of the leading companies in the computer industry. The Company has discontinued some of those products during the first quarter of 2005, and it might discontinue more or all of those products during 2005.
      In 2003, the Company initiated efforts to diversify its business model by establishing a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies developed in the course of Transmeta’s research and development programs. In 2004, the Company entered into and announced agreements granting licenses to use Transmeta’s proprietary LongRun2tm technologies for power management and transistor leakage control. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies.
      In January 2005, the Company announced that it is critically evaluating the economics of its microprocessor product business during the first quarter of 2005 and that it intends to modify its business model in 2005 to increase its efforts to license intellectual property and advanced technologies. The Company intends to continue its efforts to license advanced power management technologies to other semiconductor companies, and it is also contemplating licensing its intellectual property and microprocessor and computing technologies to other companies in the future in order to grow its licensing and services revenue.
      Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995. Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation.

Basis of Presentation
      The Company has historically reported negative cash flows from its operations because the gross profit, if any, generated from its product revenues and its license and service revenues has not been sufficient to cover its operating cash requirements. From its inception in 1995 through the end of fiscal year 2004, the Company incurred a cumulative loss aggregating $649.4 million, which included net losses of $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $58.0 million at December 31, 2004. The Company believes that its existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund its operations, planned capital and research and development expenditures for the next twelve months under the business model that the Company pursued during and through its fiscal year ended December 31, 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products.
      Accordingly, and as the Company announced publicly in January 2005, the Company is currently evaluating and modifying its business model and developing a related restructuring plan, and the Company currently expects to announce that modified business model and related restructuring plan on or about March 31, 2005. During the first quarter of 2005, the Company began to modify its business model to leverage its intellectual property rights and increase its business focus on licensing its advanced power management and other proprietary technologies to other companies. By increasing its focus on its licensing and service business, the Company hopes to increase revenue from its licensing and service activities in 2005 and beyond. During the first quarter of 2005, as part of its transition to a modified business model, the Company also began taking action to reduce its operating expenses by discontinuing certain of its products, increasing prices for its products, and changing its terms and conditions of sale, which actions the Company anticipates will improve the negative gross margins historically associated with its product business. The Company currently expects

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that its modified business model will further reduce its historic business focus on product sales, and that the Company will further reduce operating expenses associated with its product business as part of a restructuring plan. The Company expects that its restructuring plan will include a reduction of its workforce, and in January 2005 the Company gave written notice to its employees, pursuant to federal and state Worker Adjustment and Retraining Notification (WARN) Acts and similar statutes applicable in other countries, that the Company plans to restructure its business operations and to conduct a mass layoff on or about March 31, 2005. Under the currently anticipated restructuring plan, the Company expects to restructure its operations so as to reduce its overall operating expenses in accordance with a modified business model and, as a result, the Company believes that its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and R&D expenditures for the next twelve months under the modified business model that the Company is currently developing and expects to announce with a related restructuring plan on or about March 31, 2005.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Fiscal Year
      Transmeta’s fiscal year ends on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2004 consisted of 53 weeks and ended on December 31, 2004. Fiscal years 2003 and 2002 consisted of 52 weeks each and ended on December 26 and December 27, respectively.
      On February 25, 2005, the Company’s Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 because the Company’s fiscal year 2005 commenced with the end of its fiscal year 2004.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The critical accounting policies that require management judgment and estimates include license and service revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies.

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash equivalents are invested in highly liquid money market funds and commercial securities with high-quality

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition
      The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectibility is reasonably assured. The Company recognizes revenue for product sales upon transfer of title. Transfer of title for the majority of the Company’s customers occurs upon shipment, as those customers have terms of FOB: shipping point. For those customers that have terms other than FOB: shipping point, transfer of title generally occurs once products have been delivered to the customer or the customer’s freight forwarder. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers recognition of revenue on these sales until the distributors sell the products. The Company may also sell certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue is recognized upon transfer of title, typically upon shipment.
      The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, significant interpretation on these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if the Company is not subject to any future performance obligation. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered. Royalty revenue is recognized upon receipt of royalty payments from customers.

Shipping and Handling Costs
      Shipping and handling costs are expensed as incurred and included in cost of revenue in the Company’s results of operations.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss
      Net comprehensive loss includes the Company’s net loss, as well as accumulated comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the years ended December 31, 2004, 2003 and 2002, respectively, is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net loss	$(106,798)	$(87,636)	$(109,966)
Net change in unrealized gain/(loss) on investments	(173)	(134)	(586)
Net change in foreign currency translation adjustments	24	24	—

Net comprehensive loss	$(106,947)	$(87,746)	$(110,552)

Cash Equivalents and Short-term Investments
      Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less are classified as cash equivalents. Debt securities with maturities greater than three months are available-for-sale and are classified as short-term investments.
      All of Transmeta’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest income or expense.

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

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market. Write-downs to reduce the carrying value of excess and obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenue. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods.
      In computing inventory valuation adjustments as a result of lower of cost or market considerations, the Company reviews not only the inventory on hand but also inventory in the supply chain pursuant to the non-cancelable purchase orders. If the Company becomes aware of factors that indicate that inventory associated with these non-cancelable purchase orders will be sold to customers below its cost, the Company accrues such loss as an additional cost of revenue and as an additional accrued liability on the balance sheet.

Property and Equipment
      Property and equipment are recorded at cost. Depreciation and amortization have been provided on the straight-line method over the related asset’s estimated useful life ranging from three to five years. Leasehold

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term.

Valuation of Long-Lived and Intangible Assets
      Transmeta’s accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with our policy, and as circumstances require, we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company evaluates its assumptions and estimates on an ongoing basis. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Research and Development
      Costs to develop Transmeta’s products and licenses are expensed as incurred in accordance with the FASB’s SFAS 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(106,798)	$(87,636)	$(109,966)

Basic and diluted:
Weighted average shares outstanding	175,989	139,698	134,902
Less: Weighted average shares subject to repurchase	—	(6)	(183)

Weighted average shares used in computing basic and diluted net loss per share	175,989	139,692	134,719

Net loss per share — basic and diluted	$(0.61)	$(0.63)	$(0.82)

      The Company has excluded all outstanding warrants, stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 40,301,940, 33,706,226 and 32,917,730 shares of common stock in 2004, 2003 and 2002, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Stock-Based Compensation
      Transmeta has employee stock plans that are described more fully in Note 12. The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee”, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss, as reported	$(106,798)	$(87,636)	$(109,966)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$1,665	$4,529	$1,809
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	$(34,756)	$(46,462)	$(41,377)
Pro forma net loss	$(139,889)	$(129,569)	$(149,534)
Basic and diluted net loss per share — as reported	$(0.61)	$(0.63)	$(0.82)
Basic and diluted net loss per share — pro forma	$(0.79)	$(0.93)	$(1.11)
      See Note 12 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.
      Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. The assumptions used to value stock-based awards to consultants and vendors are similar to those used for employees except that the respective contractual life of the warrant or option was used instead of the estimated life. (See Note 12).
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

Restructuring Charges
      The Company accounted for its restructuring activity during fiscal 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cots Incurred in a Restructuring)” for recognition of liabilities and expenses associated with exit and disposal costs when the Company made a commitment to a firm exit plan. In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Any future restructuring activities, will be recorded in accordance with SFAS 146, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

Loss Contingencies
      The Company is subject to the possibility of various loss contingencies arising in the normal course of business. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues for a loss contingency when it is probable that a liability has been incurred and the Company can reasonably estimate

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the amount of loss. The Company regularly assesses current information available to determine whether changes in such accruals are required.

Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company’s statements of operations.
      In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123(R) are effective for fiscal periods beginning after June 15, 2005. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS 123(R).
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company’s consolidated result of operations.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Financial Statement Components

Cash Equivalents and Short-Term Investments
      All cash equivalents and short-term investments as of December 31, 2003 and 2002 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
As of December 31, 2004:
Money market funds	$17,273	$—	$—	$17,273
Federal agency discount notes	21,000	1	168	20,833
Commercial paper	15,569	—	7	15,562

Total available-for-sale securities	$53,842	$1	$175	$53,668

Less amounts classified as cash equivalents				(17,273)

Total short-term investments				$36,395

As of December 31, 2003:
Money market funds	$72,766	$—	$—	$72,766
Federal agency discount notes	22,000	21	21	22,000
Commercial paper	25,999	—	—	25,999

Total available-for-sale securities	$120,765	$21	$21	$120,765

Less amounts classified as cash equivalents				(74,765)

Total short-term investments				$46,000

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value

	(In thousands)
As of December 31, 2004:
Amounts maturing within one year	$21,569	$21,520
Amounts maturing after one year, within five years	$15,000	$14,875
      The Company had a restricted cash balance of $110,000 at December 31, 2004 and December 31, 2003 which served as collateral for the Company’s credit card program.
      In fiscal 2004, the Company reclassified certain auction rate securities of $9.0 million from Cash and cash equivalents to Short-term investments on the Consolidated Balance Sheets as of December 31, 2003. The Company has reclassified the purchases and sales of these auction rate securities in the Consolidated Statements of Cash Flows, which decreased Net cash provided by investing activities from $58.6 million to $49.6 million for the year ended December 31, 2003.
      To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
      Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

Customer:
Hewlett Packard International Pte Ltd.	31%	66%
Siltrontech Electronics Corporation	28%	*%
Sharp Trading Corporation	16%	13%

*	represents less than 10% of accounts receivable balance
      The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. During fiscal 2003, the Company increased the allowance for doubtful accounts from $90,000 at December 31, 2002 to $215,000 at December 31, 2003, which resulted in a charge to bad debt expense of $125,000. During fiscal 2004, the Company wrote off a customer account and adjusted the allowance for doubtful accounts from $215,000 at December 31, 2003 to $9,000 at December 31, 2004. There were no other adjustments to the allowance for bad doubtful accounts during fiscal 2004 and 2003. Net accounts receivable at December 31, 2004 and 2003 included a reserve for returned material authorizations of $295,000 and $23,000, respectively.

Inventories
      The components of inventories as of December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(In thousands)
Work in progress	$4,158	$6,136
Finished goods	1,252	2,660

	$5,410	$8,796

      In fiscal 2004, the Company recorded a charge of approximately $9.0 million to cost of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of cost or market considerations, the Company reviews the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand. Of the $5.4 million and $8.8 million of net inventory on hand at December 31, 2004 and 2003, respectively, $2.4 million and $2.6 million of net inventory, respectively, were adjusted to their net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. For fiscal 2004 and fiscal 2003, the Company’s gross margins included a benefit of $0.6 million and $0.5 million, respectively, resulting from products being sold at average selling prices (ASPs) in excess of their previously written down values.
      In addition to recording the inventory valuation adjustments described above, the Company accrues a loss provision for any purchase commitments if the Company becomes aware of factors that would decrease the net realizable value of such on-order inventory, in accordance with U.S. generally accepted accounting

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principles. In connection with the estimates of net realizable value of such on-order inventory and purchase commitments, the Company recorded an $8.4 million charge in fiscal 2004 as additional cost of revenue. In computing the accrual for the loss provision, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand.
      Calculation of inventory valuation adjustments and loss provisions for any purchase commitments requires the Company to make estimates. Actual future results could differ from these estimates. Accordingly, gross margin may benefit from future sales of inventory to the extent that the associated revenues exceed their currently adjusted values. Similarly, gross margin may be adversely affected if the associated revenues are lower than their currently adjusted values.

Property and Equipment
      Property and equipment, net, consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Furniture and fixtures	$2,019	$2,018
Computer equipment	23,534	21,643
Computer software	11,359	11,181
Leasehold improvements	2,899	2,730

	39,811	37,572
Less: Accumulated depreciation and amortization	(35,888)	(32,267)
Less: Impairment charge	(1,736)	—

Property and equipment, net	$2,187	$5,305

      The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $1.9 million at 2004 and 2003. Related accumulated depreciation was $1.3 million and $0.6 million as of December 31, 2004 and 2003, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.
      In fiscal 2004, due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value of certain long-lived and other assets. As a result, during the fourth quarter of 2004, the Company recorded a charge of $1.7 million related to property and equipment. See Note 8 for further discussion on the impairment charge on long-lived and other assets.

4.	License and Service Revenue
      During fiscal 2004 the Company recognized $10.7 million in license and service revenue. The Company recognized $9.0 million as technology transfer and license fees pursuant to a technology and professional services agreement executed in March 2004 with a customer upon receiving customer acceptance of all deliverables and when all revenue recognition criteria have been met. Service revenue of $0.8 million pursuant to the March 2004 agreement and $0.9 million of service revenue from agreements signed in the prior year was recognized over the period in which services were rendered based on the fair value of the services. The Company did not recognize revenue on the technology license agreement executed in November 2004 as the Company had not completed the delivery of all the required deliverables.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Technology License Agreements
      In December 1997, Transmeta entered into a technology license agreement with IBM Corporation (IBM), which was amended in 1999 and again in 2000. The term of the original agreement was five years. In the first amendment, in November 1999, IBM relinquished certain of the worldwide license rights previously obtained in exchange for commitments by Transmeta. These commitments included payments of $33.0 million to IBM in various installments.
      The then net present value of the $33.0 million commitment (approximately $18.9 million) was recorded on the balance sheet as an element of deferred charges under license agreements with a corresponding liability. During the fourth quarter of 2001, as part of the Company’s routine procedures and due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value for its long-lived assets. As a result, during the fourth quarter of 2001, the Company recorded a charge to write-off the carrying value of the deferred charges associated with this agreement.
      Although the asset was impaired, the associated liability remains on the balance sheet. The liability was accreted to its future value using the effective interest method at a rate of approximately 15% per annum and the accretion expense was recorded as part of amortization of deferred charges, patents and patent rights. Accretion expense for these payments for fiscal 2004, 2003 and 2002 was $2.1 million, $2.7 million and $3.2 million, respectively. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $7.0 million and $6.0 million was made to IBM in December 2003 and 2002, respectively, in accordance with the terms of the agreement. Under the terms of a re-negotiation of payment terms made in October 2004, the Company made a $4.0 million payment to IBM in December 2004. The Company further re-negotiated the contract payment obligation with IBM in December 2004 by making an additional $7.0 million payment in December 2004 and deferred the remaining balance and related interest payments until June 30, 2006. The future cash commitment to IBM at December 31, 2004 was $5.0 million. As the liability was accreted to its future value of $5.0 million at December 31, 2004, no further accretion expense related to this liability will be recorded.

6.	Patents and Patent Rights
      Patents and patent rights, net, consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Patents and patent rights	$47,920	$47,920
Less: Accumulated amortization	(24,994)	(18,149)

Patents and patent rights, net	$22,926	$29,771

      Patents and patent rights for microprocessor technology were acquired from Seiko Epson (Epson) in May 2001. Under the patents and patent rights agreement with Epson, Transmeta agreed to pay Epson a combination of $30.0 million in cash and shares of the Company’s common stock valued at $10.0 million based upon the average of the closing stock price over a defined period. The Company recorded total consideration of $38.1 million consisting of $10.8 million of Transmeta common stock, $26.8 million as the net present value of cash payments and $0.5 million of acquisition costs on the balance sheet as an element of patents and patent rights. The Company paid Epson $7.5 million in cash and 766,930 shares of the Company’s unregistered common stock in May 2001. The number of shares issued to Epson was calculated in accordance with the agreement; however for accounting purposes the value of the shares was determined using the closing price on the issuance date, or $14.10, resulting in a recorded value of $10.8 million. The Company paid Epson

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$7.5 million in cash in May 2004, $7.5 million in cash in May 2003 and $7.5 million in cash in May 2002 in accordance with the terms of the agreement. The May 2004 payment represents the completion of the Company’s obligations in relation to this agreement.
      Additional patents and patent rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patents and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million, $1.5 million and $4.0 million in cash in February 2003, 2002 and 2001, respectively. The Company issued 796,178 shares, 340,483 shares and 31,719 shares of the Company’s unregistered common stock in February 2003, 2002 and 2001, respectively. Each issuance had a market value of $1.0 million calculated in accordance with the terms of the agreement. As of December 31, 2004, the Company has no further commitments for these patents and patent rights.
      Patents and patent rights are amortized on a straight-line basis over their expected life of seven years. The Company believes that a seven-year amortization period continues to be appropriate and consistent with the Company’s increased focus on the licensing of intellectual property. Amortization expense of $6.8 million was recorded in each of fiscal 2004, 2003 and 2002 related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)
Years ending December 31,
2005	$6,846
2006	6,846
2007	6,846
2008	2,388

Total future amortization	$22,926

7.	Restructuring Charges
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
      During the fourth quarter of fiscal 2003, Transmeta reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions regarding the Company’s internal use of previously vacated space, as well as the anticipated length of time before vacated facilities are sublet to others.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the third quarter of fiscal 2004, Transmeta reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions. In view of market conditions, the Company had no assumptions of subleasing previously vacated space that remained unused as of September 30, 2004. As a result of this update in assumptions, the Company adjusted the accrued restructuring costs and recorded a charge of $0.9 million in restructuring charges.
      Accrued restructuring charges consist of the following at December 31, 2004 (in thousands):

				Charges
	Charges Recorded			Recorded
	in connection with the June 2002			in the Quarter
	Restructuring			Ended
				September 30,
		Property and		2002
	Building	Equipment
	Leasehold	and Software		Workforce	Total
	Costs	Costs	Other	Reduction	Balance

Restructuring charges	$8,854	$1,629	$141	$4,102	$14,726
Cash drawdowns	(667)	(187)	(141)	(4,000)	(4,995)
Non-cash drawdowns	(284)	(1,442)	—	—	(1,726)

Balance at December 31, 2002	$7,903	$—	$—	$102	$8,005

Restructuring recovery	(244)	—	—	—	(244)
Cash drawdowns	(2,473)	—	—	—	(2,473)
Non-cash drawdowns	885	—	—	(102)	783

Balance at December 31, 2003	$6,071	$—	$—	$—	$6,071

Restructuring charges	904	—	—	—	904
Cash drawdowns	(1,730)	—	—	—	(1,730)

Balance at December 31, 2004	$5,245	$—	$—	$—	$5,245

8.	Impairment of Long-Lived and Other Assets
      During the fourth quarter of 2004, due to the emergence of indicators of impairment, Transmeta performed an assessment of its long-lived and other assets. The assessment was performed in connection with the Company’s internal policies and pursuant to SFAS 144. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, the Company recorded a charge in operating expenses of $2.5 million and a charge in cost of revenue of $1.9 million to write-off such assets based on the amount by which the carrying amount of these assets exceeded their fair value, which was deemed to be zero. The $2.5 million charge in operating expenses related to long-lived and other assets associated with the product business and was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments. The $1.9 million charge in cost of revenue related to prepaid tools used in the manufacture of the Company’s products.

9.	Commitments and Contingencies
      Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $3.0 million in 2004, $2.2 million in 2003 and $3.7 million in 2002. The facility leases provide for a 4% annual base rent increase. During fiscal 2002, Transmeta subleased a portion of its facilities. Sublease income was $122,000 in 2002. Of the total operating lease commitments of $15.5 million included in the table below, the Company has accrued $4.1 million of the liabilities as a component of accrued restructuring costs (See Note 7). During fiscals 2003 and 2004, Transmeta entered into agreements that expire in 2007 and 2008 to sublease portions of its facilities that were

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vacated as part of the 2002 restructuring plan. Accordingly, sublease income of $188,000 in fiscal 2004 and $128,000 in fiscal 2003 derived from this agreement was charged to the accrued restructuring charge balance.
      The Company finances certain equipment and software under noncancelable lease agreements that are accounted for as capital leases.
      At December 31, 2004, future minimum payments for capital and operating lease obligations are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years ending December 31,
2005	$371	$4,602
2006	—	4,644
2007	—	4,696
2008	—	2,386
Income from subleases	—	(868)

Total minimum lease payments	371	$15,460

Less amount representing interest	(15)

Present value of capital lease obligations	356
Less current portion	356

Non-current portion	$—

      Transmeta’s foundry relationship with Fujitsu Limited allows the Company to cancel all outstanding purchase orders, but requires Transmeta to pay the foundry for expenses it has incurred in connection with the purchase orders through the date of cancellation. As of December 31, 2004, Fujitsu Limited had incurred approximately $2.2 million of such manufacturing expenses on the Company’s outstanding purchase orders.
      At December 31, 2004, we had the following contractual obligations:

	Payments Due by Period

		Less than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years

	(In thousands)
Capital Lease Obligations	$371	$371	$—	$—
Operating Leases	$16,328	$4,603	$11,725	$—
Unconditional Purchase Obligations(1)	$6,173	$4,876	$1,297	$—
Other Obligations(2)	$5,000	$—	5,000	$—

Total	$27,872	$9,850	$18,022	$—

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(2)	Other obligations include payments to our development partner.
      The Company from time to time enters into certain types of agreements that might contingently require the Company to indemnify other parties against third-party claims. Such contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain types of claims arising from the Company’s use or subleasing of the applicable premises; (ii) certain license agreements, under which the Company may provide customary indemnifications to licensees of the Company’s technology; and (iii) certain agreements with the Company’s directors, officers and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their fiduciary or employment relationships with the Company.
      The terms of such indemnity obligations vary. Generally, a maximum obligation is not expressly stated. Because the obligated amounts of these types of agreements often are not expressly stated, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any significant payments for any of these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of December 31, 2004.

10.	Debt
      Transmeta issued promissory notes to financing companies in the principal amounts of $1.4 million in 1999, which mature through January 2003. As of December 31, 2004, these notes have been fully paid. No additional notes were issued after 1999. In connection with the notes, Transmeta issued to the note holders warrants to purchase 735,032 shares of common stock. Warrants to purchase 685,032 shares of common stock were issued with an exercise price of $1.25 and expire between March 2004 and April 2008. Warrants to purchase 50,000 shares of common stock were issued with an exercise price of $3.00 and expire in May 2005. These warrants were assigned an aggregate value of $78,000 on the basis of Black-Scholes valuation models using the contractual lives ranging from six to ten years and a volatility of 0.80. The value of the warrants was recorded as a discount against the respective borrowings. In October 2003, one of the note holders, who was issued a warrant to purchase 320,000 shares of common stock, exercised the warrant and paid the $1.25 per share exercise price by a net exercise of the warrant through the surrender of shares issuable under the warrant. The note holder was issued 222,960 shares of common stock from this net exercise. See Note 11 for warrants outstanding to purchase common stock at December 31, 2004.

11.	Stockholders’ Equity
      At December 31, 2004, the total common stock amount at a par value of $0.00001 per share is minimal. The Company therefore reports the common stock and paid in capital amounts in total.
      In December 2003, the Company completed a public offering of 25,000,000 shares of common stock at a price of $2.90 per share. Total net proceeds, after $4.4 million of underwriter discounts and commissions and $0.7 million of expenses, were $67.5 million. In relation to this offering, in January 2004, the Company’s underwriters exercised their over-allotment option and purchased 3,750,000 shares of common stock, resulting in net proceeds to the company, after expenses, of $10.2 million.
      In November 2004, the Company completed a public offering of 11,083,333 shares of common stock at a price of $1.50 per share. Total net proceeds, after $1.2 million of expenses, were $15.4 million.
      These shares were offered under the shelf S-3 registration statement that was filed by Transmeta with the Securities and Exchange Commission (the “SEC”) and declared effective on July 29, 2003 by the SEC.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Issuance
      Shares reserved for future issuance are as follows:

	December 31,

	2004	2003

Warrants outstanding	498,228	566,228
Options outstanding	39,803,712	33,139,998
Employee Stock Purchase Plan	2,026,270	4,067,421
Future option grants	4,177,119	4,229,540

	46,505,329	42,003,187

Common Stock Warrants
      Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2004:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date

October 1995	60,196	$0.41	October 2005
January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008
May 1998	50,000	$3.00	May 2005
February 2000	8,000	$5.00	February 2005
March 2001	15,000	$5.00	March 2005

Total number of shares	498,228

      At the time of issuance, all warrants have been valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 12) except that a volatility of 0.80 was used through fiscal 2000. Assigned values of $30,000 and $17,000 associated with these warrant issuances were recorded as common stock in 2000 and 1999, respectively, and were amortized as interest expense over the term of the agreement or the period the services were rendered. Costs associated with warrants issued during 2001 were immaterial.

Treasury Stock
      In connection with the resignation of two officers in the fourth quarter of fiscal 2001, the Company purchased 796,875 mature vested shares with a market value of approximately $2.4 million held by the two officers in exchange for cancellations of a portion of shareholder notes held by the officers (see Note 12). Mature vested shares are shares that have been both vested and outstanding for over six months. As a result of this transaction, the Company recorded $2.4 million as a contra-equity balance representing the market value of the treasury stock at the date the shares were acquired and the notes were cancelled.

Preferred Stock
      The Company is authorized, subject to limitations imposed by Delaware law, to issue up to a total of 5,000,000 shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.
      The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2004 and 2003, there were no shares of preferred stock outstanding.

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

12.	Stock-Based Compensation

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
      Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 8,376,425, 6,804,307, 6,611,728 and 6,520,946 shares were added to the Plan in 2004, 2003, 2002 and 2001 respectively. In addition, the Plan allows for canceled

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 461,781, 728,479, 3,116,323 and 1,508,882 shares were also added to the Plan in 2004, 2003, 2002 and 2001, respectively.

Non-Plan Stock Option Grants
      Transmeta has from time to time granted options outside of its plans (“non-plan stock options”). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2004, 2003, 2002 and 2001.

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

Stock Option Summary
      The following is a summary of the Company’s stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

		Options Outstanding

			Weighted	Weighted
	Shares		Average	Average
	Available for	Number of	Exercise	Grant Date
	Grant	Shares	Price	Fair Value

Balance at December 31, 2001	6,696,841	21,839,209	$4.53
Additional shares reserved	9,728,051	—
Options granted	(22,278,100)	22,278,100	$1.94	$1.59
Options exercised	—	(1,187,191)	$0.68
Options canceled	6,953,566	(11,058,616)	$4.35

Balance at December 31, 2002	1,100,358	31,871,502	$2.93

Additional shares reserved	7,532,786	—
Options granted	(6,889,750)	6,889,750	$1.65	$1.04
Options exercised	—	(2,336,796)	$1.53
Options canceled	2,486,146	(3,284,458)	$3.27

Balance at December 31, 2003	4,229,540	33,139,998	$2.73

Additional shares reserved	8,838,206	—
Options granted	(11,775,000)	11,775,000	$1.67	$0.96
Options exercised	—	(1,685,132)	$1.25
Options canceled	2,884,373	(3,426,154)	$3.13

Balance at December 31, 2004	4,177,119	39,803,712	$2.44

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Number of	Exercise
Shares Exercisable At:	Shares	Price

December 31, 2002	8,493,708	$3.92
December 31, 2003	14,876,266	$3.36
December 31, 2004	19,174,403	$3.07
      The exercise prices for options outstanding and exercisable as of December 31, 2004 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

As of December 31, 2004:
$0.19-$1.15	6,881,552	7.5	$0.97	4,183,055	$0.93
$1.17-$1.27	7,366,000	9.1	$1.22	1,199,458	$1.27
$1.30-$2.15	9,427,455	8.9	$1.79	2,489,658	$1.63
$2.16-$2.60	8,089,282	7.2	$2.46	5,026,293	$2.46
$2.66-$8.25	6,875,752	6.3	$4.72	5,223,357	$4.95
$9.50-$27.88	1,163,671	5.9	$10.58	1,052,582	$10.60

$0.19-$27.88	39,803,712	7.8	$2.44	19,174,403	$3.07

2000 Employee Stock Purchase Plan
      Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 1,675,285, 1,360,861, 1,322,346 and 1,304,189 shares were added to the Purchase Plan in 2004, 2003, 2002 and 2001, respectively. In May 2002, the Company’s stockholders authorized an additional 4,000,000 shares to be available under the Purchase Plan. As of December 31, 2004, 9,636,411 shares had been issued under the Purchase Plan.

Deferred Stock Compensation
      Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of certain options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the accelerated graded method, over the four year vesting periods of the individual stock options, ending in fiscal 2004. During 2004, 2003, 2002 and 2001, the Company recorded $0.7 million, $1.8 million, $3.6 million and $16.8 million, respectively, of net amortization expense related to deferred stock compensation. The net amortization expense recorded during fiscal 2002 included a credit of $1.7 million for stock option cancellations resulting from the Company’s workforce reduction in the third quarter. The Company completed its amortization of deferred stock compensation in fiscal 2004.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Notes Receivable from Stockholders. Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. At December 31, 2004, the outstanding notes issued by employees to exercise stock options bear interest at rates ranging from 5.92% to 6.60% and have original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.
      Officer notes. In the fourth quarter of fiscal 2001, the employment of two officers terminated. In connection with the termination of their employment, the Company repurchased a total of 796,875 vested shares and 1,753,125 unvested shares held by these officers. These shares were originally issued in return for an aggregate of $8.0 million in recourse notes. As a result of the repurchase of these shares and the cancellation of the outstanding recourse notes and accrued interest, the Company in 2001 recorded additional stock compensation expense of $1.2 million primarily to write-off accrued interest on the notes and an offsetting entry of $1.9 million to reverse stock compensation expense previously recognized on the unvested shares. The Company has not since made any other stock repurchases from any of its officers or directors.
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
      Transmeta will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of its stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2004, the Company had 48,000 shares that are subject to variable stock compensation at option exercise prices ranging from $0.58 to $0.65 per share. During fiscal 2004, the Company recorded $1.0 million of variable compensation expenses, which included expenses of $0.5 million related to adjustments made for certain notes receivable from stockholders that had been fully paid and expenses of $0.5 million primarily related to the higher market price of the Company’s common stock at the time of repayment of notes from stockholders compared to the end of fiscal 2003. During fiscal 2003, the Company recorded $2.7 million of variable compensation expenses, primarily due to a higher market price of the Company’s common stock at the end of fiscal 2003 compared to fiscal 2002. During fiscal 2002, the Company recorded a credit of $1.8 million related to stock compensation expense due to a lower market price of the Company’s common stock at the end of fiscal 2002 compared to fiscal 2001. Because variable stock compensation expense is calculated based on the current market value of the Company’s common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. The market value of the Company’s common stock was $1.63, $3.24 and $1.21 per share at the end of fiscal 2004, 2003 and 2002, respectively. The Company also has

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an additional 1,100,000 shares that are subject to variable accounting if its stock price increases above approximately $11.50 per share. However, the Company has a call option on these shares that it intends to exercise before the stock price exceeds $11.50 per share and does not believe it will incur variable stock compensation on these shares.
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

	Options			ESPP

	Years Ended			Years Ended
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

Expected volatility	0.90	0.86	1.3	0.90	1.1	1.2
Expected life in years	3.7	4.0	4.0	.5	.5	.5
Risk-free interest rate	2.8%	2.3%	3.7%	2.0%	2.0%	2.5%
Expected dividend yield	0	0	0	0	0	0

13.	Employee Benefit Plan
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

14.	Related Party Transaction
      Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. The agreement resulted in recognition of license and service revenue of $918,000 and $140,000 during fiscal 2004 and 2003, respectively.

15.	Income Taxes
      Transmeta recorded a provision for foreign income taxes of $240,000, $32,000 and $21,000 for fiscal 2004, 2003 and 2002, respectively, in interest income and other, net.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(36,162)	$(29,785)	$(37,381)
Foreign income taxes	240	32	21
Valuation Allowance	36,162	29,785	37,381

Provision for income taxes	$240	$32	$21

      Deferred income taxes reflect the net tax effects of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Federal operating loss carryforwards	$139,000	$131,500	$99,000
State operating loss carryforwards	9,000	6,500	5,000
Federal tax credit carryforwards	11,000	9,000	8,000
State tax credit carryforwards	8,000	7,000	6,000
Non-deductible reserves and capitalized expenses	59,000	28,000	35,000

	226,000	182,000	153,000
Less: Valuation allowance	(226,000)	(182,000)	(153,000)

Net deferred taxes	$—	$—	$—

      Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $44.0 million in 2004, $29.0 million in 2003 and $40.8 million in 2002.
      The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2024, if not utilized. The state operating loss and tax credit carryforwards will expire beginning in 2005, if not utilized. Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and tax credits before being utilized.
      The Company incurred pre-tax income from foreign operations of $0.04 million in fiscal 2004 and $0.5 million in fiscal 2003. During fiscal 2002, pre-tax losses from foreign operations totaled $20.7 million.

16.	Segment Information
      The Company has determined that, in accordance with FASB’s SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment as it operates and is evaluated by management on a single segment basis; the development, licensing, marketing and sale of hardware and software technologies for the computing market.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net revenue by major geographic area:

	Years Ended
	December 31,

	2004	2003	2002

Japan	51%	44%	79%
China/ Hong Kong	32%	39%	6%
Taiwan	10%	13%	14%
North America	5%	4%	1%
Other	2%	*%	*%
      Total revenue by product is presented as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Crusoe microprocessors	$13,417	$15,874	$24,247
Efficeon microprocessors	5,359	351	—

Product revenue	18,776	16,225	24,247
License and service revenue	10,668	1,090	—

Total revenue	$29,444	$17,315	$24,247

      Total revenue, which includes product and license revenue, for each computing market, is presented as a percentage of total revenue in the following table:

	Years Ended
	December 31,

	2004	2003	2002

Product:
Thin client desktop	30%	17%	6%
Notebook computers	19%	42%	82%
Embedded/ servers	8%	6%	5%
Tablet PC’s	4%	27%	6%
UPCs	3%	2%	1%
License and service:	36%	6%	n/a
      Long lived assets by geographical regions are presented as follows:

	Years Ended
	December 31,

	2004	2003

	(In thousands)
United States	$25,908	$35,880
Asia	119	759

Total	$26,027	$36,639

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following customers accounted for more than 10% of total revenue:

	Years Ended
	December 31,

	2004	2003	2002

Customer:
NEC Electronics Corp.	33%	*%	*%
Hewlett Packard International Pte Inc	27%	14%	—%
Sharp Trading Corporation	12%	20%	*%
Uniquest Hong Kong**	*%	21%	*%
Fujitsu America Inc.	*%	16%	26%
Sony Trading International Corp.	—%	*%	37%

*	represents less than 10% of total revenue

**	Uniquest Hong Kong made these purchases acting as the distributor of our product for the Hewlett Packard Tablet PC program.

17.	Legal Proceedings
      The Company is a party to one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events
      In January 2005, the Company announced plans to modify its existing business model of designing, developing and selling x86-compatible microprocessor products, including its Crusoe and Efficeon families. The Company announced that it is critically evaluating the economics of its microprocessor product business during the first quarter of 2005 and intends to modify its business model in 2005 to increase efforts to license its intellectual property and advanced technologies. The Company also announced that, as part of its overall restructuring plan, it expects to reorganize its operations on March 31, 2005 to align with the business prospects it has firmly identified at that time. Accordingly, the Company timely notified its employee base in January 2005 that it may reduce its staffing as early as March 31, 2005. As part of its effort to retain employees during this interim period, the Company put in place an appropriate retention program.
      In January 2005, the Company entered into and announced an agreement granting a license to Sony Corporation to use Transmeta’s proprietary LongRun2 technologies for power management and transistor leakage control. That agreement includes deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies.

19.	Quarterly Results of Operations (Unaudited)
      The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2004 and fiscal 2003. Each quarter consists of 13 weeks, except for the quarter ended December 31, 2004, which consists of 14 weeks. For ease of presentation, the quarterly financial statements are shown as ending on calendar quarters. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands, except for per share data)
Revenue:
Product	$4,799	$3,297	$5,673	$5,007	$3,316	$2,365	$4,601	$5,943
License	6,448	3,698	327	195	240	323	453	74

Total revenue	11,247	6,995	6,000	5,202	3,556	2,688	5,054	6,017
Cost of revenue:
Cost of revenue	10,843	11,344	9,264	5,614	3,801	3,073	4,998	4,452
Impairment charge on long-lived assets	1,943	—	—	—	—	—	—	—

Total cost of revenue	12,786	11,344	9,264	5,614	3,801	3,073	4,998	4,452
Gross profit (loss)	(1,539)	(4,349)	(3,264)	(412)	(245)	(385)	56	1,565

Operating expenses:
Research and development	12,578	13,751	13,719	12,717	11,404	12,452	12,190	12,479
Selling, general and administrative	9,292	7,424	7,418	6,721	7,240	5,978	6,347	6,634
Restructuring charges	—	904	—	—	(244)	—	—	—
Amortization of patents and patent rights	2,233	2,233	2,347	2,404	2,628	2,628	2,634	2,640

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands, except for per share data)
Impairment charge on long-lived and other assets	2,544	—	—	—	—	—	—	—
Stock compensation	29	56	230	1,350	696	2,302	1,095	436

Total operating expenses	26,676	24,368	23,714	23,192	21,724	23,360	22,266	22,189

Operating loss	(28,215)	(28,717)	(26,978)	(23,604)	(21,969)	(23,745)	(22,210)	(20,624)
Interest income and other, net	150	188	243	246	167	203	312	707
Interest expense	(50)	(26)	(20)	(15)	(114)	(116)	(123)	(124)

Net loss	$(28,115)	$(28,555)	$(26,755)	$(23,373)	$(21,916)	$(23,658)	$(22,021)	$(20,041)

Net loss per share — basic and diluted	$(0.15)	$(0.16)	$(0.15)	$(0.14)	$(0.15)	$(0.17)	$(0.16)	$(0.15)

Weighted average shares outstanding — basic and diluted	182,104	175,487	174,006	171,869	142,747	139,844	138,678	137,551

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Transmeta Corporation
      We have audited the accompanying consolidated balance sheets of Transmeta Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERNST & YOUNG LLP
San Jose, California
March 25, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      As described below under (b) Internal Control Over Financial Reporting, we have identified and reported to our Audit Committee of our Board of Directors and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective.
      (b) Internal Control Over Financial Reporting
      Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the SEC’s related rules and regulations impose on us requirements regarding corporate governance and financial reporting. One requirement, arising under Section 404 of Sarbanes-Oxley and beginning with this Annual Report on Form 10-K, is for management to report on our internal control over financial reporting and for our independent registered public accounting firm, Ernst & Young LLP, to attest to management’s assessment and to the effectiveness of our internal control over financial reporting.
      On November 30, 2004, the SEC issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We have elected to utilize this 45-day extension and, therefore, this Annual Report on Form 10-K does not include management’s report on the effectiveness of our internal control over financial reporting or Ernst & Young LLP’s attestation report. We intend to include our report and the attestation report of Ernst & Young LLP in an amendment to this Annual Report on Form 10-K, in accordance with the SEC’s exemptive order.
      Beginning in the third quarter of fiscal 2004, and continuing through the first quarter of fiscal 2005, our financial management has devoted substantial time and resources to analyzing, documenting and testing our system of internal control over financial reporting. During this time, however, our financial management resources were significantly constrained by multiple factors, including: (a) the workload necessary to develop and support our financial and strategic planning of potential modifications to our business model; (b) turnover of our financial management and staff during the second half of 2004, including transitions in the positions of chief financial officer and corporate controller in September 2004 and November 2004, respectively; and (c) existing weaknesses in our finance organization relating to our internal control over financial reporting, which were disclosed as material weaknesses in Item 4 of both our report on Form 10-Q for our third quarter of fiscal 2004 and our amended report on Form 10-Q/ A for our second quarter of fiscal 2004, both of which reports we filed with the Securities and Exchange Commission in November 2004. Consequently, we have experienced significant delays as part of our process of performing the required management assessment of internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley.

      As of the date of this report, we have identified certain material weaknesses in internal control over financial reporting as of December 31, 2004. We have reported both to our Audit Committee and to Ernst & Young LLP, our independent registered public accounting firm, the material weaknesses in our internal control over financial reporting as of December 31, 2004 that have been identified to date, and certain remedial measures that we have implemented in response to those material weaknesses. The nature of the material weaknesses that we have identified to date and the remedial measures being implemented by us are as follows:
      Identification of material weaknesses: A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2004 and as part of our work to date to perform an assessment of the effectiveness of internal control over financial reporting, we have identified six material weaknesses at December 31, 2004 as follows:

•	A material weakness existed in our financial statement close process for preparing and compiling our financial statements for external reporting, including (a) ineffective controls to ensure timely review of all account reconciliations and significant financial statement accounts; (b) inadequate controls to determine that financial spreadsheets are accurately calculated and protected against unauthorized changes; and (c) ineffective controls over the review of financial statements for inclusion in periodic external financial reports.

•	A material weakness existed in our contract administration process, including (a) lack of a centralized contract administration function; (b) lack of a formal contract approval process and signature authority matrix; and (c) lack of a process to review all contractual commitments in order to properly capture and record their effects on the financial statements and related disclosures.

•	A material weakness existed in our inventory cost accounting process, including (a) ineffective control processes for determining excess and obsolescence and lower-of-cost-or-market inventory write-offs; (b) ineffective management review of cost accounting processes; (c) inadequate controls over the completeness and accuracy of information calculated using manual spreadsheets for inventory costing and related cost-of-sales variance calculations; and (d) inadequate controls for verification of inventory and components held by third parties.

•	A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect the Company’s financial statements and disclosures.

•	A material weakness existed in our processes to determine the existence of fixed assets recorded on our balance sheet, including inadequate controls over the monitoring and tracking of our fixed assets and the physical verification of our fixed assets.

•	A material weakness existed in our segregation of duties among our limited finance department staff, including lack of internal controls in our accounts payable function sufficient to prevent or timely detect error or fraud that could have had a material impact on the financial statements of the Company.
      We have previously identified and disclosed the first and second of these six material weaknesses, and certain aspects of the third material weakness, in both our Form 10-Q/ A for our second quarter of fiscal 2004 and our Form 10-Q for our third quarter of fiscal 2004, both of which we filed in November 2004. These material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004, which were corrected in the third quarter of fiscal 2004 when we filed the Form 10-Q/ A with the Securities and Exchange Commission. We identified the rest of our material weaknesses in connection with conducting our evaluation and testing as required by Section 404 of Sarbanes-Oxley.
      In view of the material weaknesses described here in Item 9A, we undertook additional processes to ensure that our financial statements at and for the year ended December 31, 2004 are stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. These processes included additional year-end procedures relating to our inventory and inventory valuation, accounts receivable, open purchase orders and related obligations, contractual obligations, and fixed assets. In addition, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in the interim periods in the year ended December 31, 2004. Notwithstanding the above-mentioned material weaknesses, in light of the processes involved in our preparation of our consolidated financial statements for the year ended December 31, 2004, included in this Annual Report, we believe that these financial statements fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2004. Nothing has come to the attention of management that would cause us to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our publicly reported financial statements as of and for the year ended December 31, 2004 or for any other annual financial statements publicly reported for any prior period.
      Remediation efforts. We have been, and intend to continue, planning and implementing changes to our processes that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

•	To improve our financial statement close process, we are (a) establishing a more efficient and effective responsibilities matrix for our close process to provide timely and accurate completion of financial reporting as well as timely review and approval by the controller of all balance sheet reconciliations and account balances, respectively; (b) assembling an inventory of financial spreadsheets used to support preparation of our financial statements and assigning responsibility to review all such spreadsheets for calculational integrity and security access limitation; and (c) planning a transition from our SAP financial system to a new financial system which will be simpler to maintain, less costly to modify, and better aligned with our financial statement requirements.

•	To improve our contract administration process, we are initiating a centralized contract administration function. The purpose of such function will include documenting the contract approval process and determining that all contractual commitments are properly provided to the finance department. As an interim measure, authorization to execute contracts on behalf of the Company is limited to the chief executive officer, the chief financial officer, or the general counsel.

•	To improve our inventory cost accounting process, during the fourth quarter of 2004, (a) we engaged an inventory cost accounting consultant to review our significant cost accounting entries and to assist in the re-design of the inventory analysis and reporting process; and (b) the chief financial officer established a product pricing committee composed of sales, marketing, manufacturing, and finance staff with the purpose to formally set product pricing relative to the market, costs to build, and available inventory, and to establish standard terms and conditions, which are all factors used in the development of inventory valuation. Additionally, as noted above, a new financial system will be implemented to include a re-designed cost accounting system.

•	To improve our technical accounting function, we are developing technical expertise to support the development of our business both by training our current staff and by adding, as appropriate, permanent staff with such technical accounting skills and internal control process background as may be required.

•	To improve our fixed asset system tracking, we will initiate a formal fixed asset tagging system that can be tied to our fixed asset register, and we will periodically conduct physical inventories of fixed assets to verify the existence of assets recorded our balance sheet.

•	To improve our segregation of duties in accounts payable, we are in the process of establishing additional controls over the authorizations and approvals of transactions and expenditures, and we are currently evaluating the resource requirements of the Company in order to build a well-controlled and effective organization and to ensure segregation of key functions within our finance department.

      Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting. Although we have undertaken the initiatives described above, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected. While we are undertaking our remediation plan, material weaknesses may continue to exist that could result in material misstatements in the Company’s annual or interim financial statements not being prevented or detected by the Company’s controls in a timely manner.
      We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we presently do not believe that we will be able to remediate by the end of our first quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 that material weaknesses continue to exist.
      Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above. However, we are continuing to evaluate and test our internal control over financial reporting. There can be no assurance that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses, or that our evaluation and testing of internal control over financial reporting will be completed by the end of the 45-day extension period.
      As a result of the identified material weaknesses, upon completion of our evaluation and testing of our internal control over financial reporting, we expect that our management will determine that our internal control over financial reporting, as of December 31, 2004, was not effective.
      (c) Changes in Internal Control Over Financial Reporting
      Regulations under the Securities Exchange Act require public companies to evaluate any change in internal control over financial reporting. Other than as discussed herein, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Other than as set out above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have determined that the identified significant deficiencies in the Company’s internal control over financial reporting constitute material weaknesses and, during 2005, we have made changes and plan to continue to make changes to our internal control over financial reporting as part of our steps to remediate such weaknesses.
      (d) Inherent Limitations on Effectiveness of Controls
      Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information under the captions, “Proposal No. 1 — Election of Directors,” “Executive Officers” and “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” in our 2005 Proxy Statement is incorporated herein by reference.
      We have adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers that applies to our chief executive officer and senior finance professionals. We have adopted a Corporate Code of Conduct that applies to our directors, officers and employees. In addition, we have adopted a Policy Regarding Accounting Complaints and Concerns. These corporate policies are posted on our company website at http://www.transmeta.com.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:
      1.     Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.
      2.     Financial Statement Schedules — All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.
      3.     Exhibits

      The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**

Exhibit
Number		Exhibit Title

10.12		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.13		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
10	.17*	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.+
10	.18*	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+
10	.19*	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.+
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23	.01*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.01*	Power of Attorney. See Signature Page.
31	.01*	Certification by Matthew R. Perry pursuant to Rule 13a-14(a).
31	.02*	Certification by Mark R. Kent pursuant to Rule 13a-14(a).
32	.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.
      (b) Exhibits
      See Item 15(a)(3) above.
      (c) Financial Statement Schedules
      See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ MARK R. KENT

Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Dated: March 28, 2005
POWER OF ATTORNEY
      By signing this Form 10-K below, I hereby appoint each of Matthew R. Perry and Mark R. Kent, as my attorney-in-fact to sign all amendments to this Form  10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW R. PERRY Matthew R. Perry	Chief Executive Officer (Principal Executive Officer)	March 28, 2005

/s/ MARK R. KENT Mark R. Kent	Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)	March 25, 2005

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	March 25, 2005

/s/ R. HUGH BARNES R. Hugh Barnes	Director	March 25, 2005

/s/ DAVID R. DITZEL David R. Ditzel	Director	March 28, 2005

/s/ WILLIAM P. TAI William P. Tai	Director	March 25, 2005

Signature	Title	Date

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 25, 2005

/s/ RICK TIMMINS Rick Timmins	Director	March 25, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.12	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**

Exhibit
Number		Exhibit Title

10.13		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
10	.17*	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.+
10	.18*	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+
10	.19*	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.+
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23	.01*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.01*	Power of Attorney. See Signature Page.
31	.01*	Certification by Matthew R. Perry pursuant to Rule 13a-14(a).
31	.02*	Certification by Mark R. Kent pursuant to Rule 13a-14(a).
32	.01*	Certification by Matthew R. Perry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.