Form 10-K/A
period 2004-12-31
TRANSMETA CORP
filed 2005-04-29
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Common Stock, $0.00001 par value per share Stock Purchase Rights
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of June 25, 2004, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates of the Registrant (based on the closing price of $2.26 for the common stock as quoted by the NASDAQ National Market on that date) was approximately $351,200,603.
      As of April 1, 2005, there were 189,847,966 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

TRANSMETA CORPORATION
FISCAL YEAR 2004 FORM 10-K/ A
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

TRANSMETA CORPORATION
EXPLANATORY NOTE
      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (this “Amendment No. 1”) to amend our Form  10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2005 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part II, Item 9A — Controls and Procedures, (ii) Part III, Item 10 — Directors and Executive Officers of the Registrant, (iii) Part III, Item 11 — Executive Compensation, (iv) Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (v) Part III, Item 13 — Certain Relationships and Related Transactions, (vi) Part III, Item 14 — Principal Accountant Fees and Services, and (vii) Part IV, Item 15 — Exhibits and Financial Statement Schedules. The disclosures set forth in those items in the Initially Filed Form 10-K that are amended by this Amendment No. 1 include, without limitation:

•	We previously disclosed in the Initially Filed Form 10-K that we intended to include the required management’s report on internal control over financial reporting and our independent registered public accounting firm’s attestation report concerning our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related SEC rules and regulations in an amendment to our Annual Report on Form 10-K in accordance with the SEC’s exemptive order in SEC Release No. 50754. That exemptive order provides qualified issuers with a 45-day extension for filing such reports and attestations. We have recently completed our analysis, documentation and testing of our system of internal control over financial reporting and have prepared our report on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm, Ernst & Young LLP, has completed its audit of management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of internal control over financial reporting, each of which are required to be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Section 404 of Sarbanes-Oxley and the SEC’s related rules and regulations. Accordingly, we are filing this Amendment No. 1 to include such reports.

•	This Amendment No. 1 is also being filed to include responses to the items required by Part III, which were originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our stockholders in connection with our 2005 Annual Meeting of Stockholders. Inasmuch as the definitive Proxy Statement for our annual stockholders meeting will not be filed with the SEC within 120 days after our fiscal year end, such information may not be incorporated by reference and is instead included in this Amendment No. 1.
      In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), and an additional Consent of Independent Registered Public Accounting Firm dated April 29, 2005 to cover the report related to our internal control over financial reporting dated April 29, 2005. No other information contained in the Initially Filed Form 10-K is being amended hereby. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 23.02, 31.01, 31.02, 32.01, and 32.02.
      All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART II

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
      As described below under (b) Management’s Report on Internal Control Over Financial Reporting, we have identified and reported to our audit committee of our board of directors and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective

(b)	Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f).
      Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of internal control over financial reporting and as more fully explained below, we have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of December 31, 2004.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2004 and as part of our work to perform an assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses at December 31, 2004:

•	A material weakness existed in our financial statement close process for preparing and compiling our financial statements for external reporting, including (a) ineffective controls to ensure timely review of all account reconciliations and significant financial statement accounts; (b) inadequate controls to determine that financial spreadsheets are accurately calculated and protected against unauthorized changes; and (c) ineffective controls over the review of financial statements for inclusion in periodic external financial reports.

•	A material weakness existed in our contract administration process, including (a) lack of a centralized contract administration function; (b) lack of a formal contract approval process and signature authority matrix; and (c) lack of a process to review all contractual commitments in order to properly capture and record their effects on the financial statements and related disclosures.

•	A material weakness existed in our inventory cost accounting process, including (a) ineffective control processes for determining excess and obsolescence and lower-of-cost-or-market inventory write-offs; (b) ineffective management review of cost accounting processes; (c) inadequate controls over the completeness and accuracy of information calculated using manual spreadsheets for inventory costing and related cost-of-sales variance calculations; and (d) inadequate controls for verification of inventory and components held by third parties.

•	A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

•	A material weakness existed in our processes to determine the existence of fixed assets recorded on our balance sheet, including inadequate controls over the monitoring and tracking of our fixed assets and the physical verification of our fixed assets.

•	A material weakness existed in our segregation of duties among our limited finance department staff, including lack of internal controls in our accounts payable function sufficient to prevent or timely detect error or fraud that could have had a material impact on our financial statements.
      These material weaknesses affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Additionally, certain of these material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. The financial results were corrected in the third quarter of fiscal 2004 when we filed the Form 10-Q/ A with the SEC.
      As a result of the identified material weaknesses, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was not effective. Ernst & Young LLP, our independent registered public accounting firm, has issued their audit report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004.

(c)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Transmeta Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Transmeta Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Control Criteria). Transmeta Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•	A material weakness existed in Transmeta Corporation’s financial statement close process for preparing and compiling its financial statements for external reporting, including (a) ineffective controls to ensure timely review of all account reconciliations and significant financial statement accounts; (b) inadequate controls to determine that financial spreadsheets are accurately calculated and protected against unauthorized changes; and (c) ineffective controls over the review of financial statements for inclusion in periodic external financial reports.

•	A material weakness existed in Transmeta Corporation’s contract administration process, including (a) lack of a centralized contract administration function; (b) lack of a formal contract approval process and signature authority matrix; and (c) lack of a process to review all contractual commitments in order to properly capture and record their effects on the financial statements and related disclosures.

•	A material weakness existed in Transmeta Corporation’s inventory cost accounting process, including (a) ineffective control processes for determining excess and obsolescence and lower-of-cost-or-market inventory write-offs; (b) ineffective management review of cost accounting processes; (c) inadequate controls over the completeness and accuracy of information calculated using manual spreadsheets for inventory costing and related cost-of-sales variance calculations; and (d) inadequate controls for verification of inventory and components held by third parties.

•	A material weakness existed in Transmeta Corporation’s control environment relating to inadequate staffing of its technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect the Transmeta Corporation’s financial statements and disclosures.

•	A material weakness existed in Transmeta Corporation’s processes to determine the existence of fixed assets recorded on its balance sheet, including inadequate controls over the monitoring and tracking of its fixed assets and the physical verification of its fixed assets.

•	A material weakness existed in Transmeta Corporation’s segregation of duties among its limited finance department staff, including lack of internal controls in its accounts payable function sufficient to prevent or timely detect error or fraud that could have had a material impact on the financial statements of the Company.

      The material weaknesses set out above affect all of the Company’s significant accounts and could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Additionally, certain of these material weaknesses resulted in a restatement of the Company’s previously filed financial results for the second quarter of fiscal 2004 and affected the balances of the Company’s inventories, other accrued liabilities and cost of revenue accounts. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 25, 2005 on those financial statements.
      In our opinion, management’s assessment that Transmeta Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO Control Criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the objectives of the control criteria, Transmeta Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO Control Criteria.

/s/ Ernst & Young LLP
San Jose, California
April 29, 2005

(d)	Changes in Internal Control Over Financial Reporting
      Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act require public companies to evaluate any change in internal control over financial reporting. Other than as set out in this Item 9A, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above under (b), we have determined that the identified deficiencies in our internal control over financial reporting as of December 31, 2004 constitute material weaknesses.
      Detection of Material Weaknesses. We had previously described and disclosed the material weaknesses described above respecting our financial statement close process for preparing and compiling our financial statements for external reporting and our contract administration process, as well as certain aspects of the material weaknesses described above respecting our inventory cost accounting process. We disclosed those material weaknesses in both our Form 10-Q/ A for our second quarter of fiscal 2004 and our Form 10-Q for our third quarter of fiscal 2004, both of which we filed in November 2004. These material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004. The financial results were corrected in the third quarter of fiscal 2004 when we filed the Form  10-Q/ A with the SEC. We identified the rest of our material weaknesses described above in connection with conducting our evaluation and testing as required by Section 404 of Sarbanes-Oxley.
      Beginning in the third quarter of fiscal 2004, and continuing through the first quarter of fiscal 2005, our financial management has devoted substantial time and resources to analyzing, documenting and testing our system of internal control over financial reporting. During this time, however, our financial management resources were significantly constrained by multiple factors, including: (a) the workload necessary to develop and support our financial and strategic planning of potential modifications to our business model; (b) turnover of our financial management and staff during the second half of 2004, including transitions in the positions of chief financial officer and corporate controller in September 2004 and November 2004, respectively; and (c) existing weaknesses in our finance organization relating to our internal control over financial reporting, which were disclosed as material weaknesses in Item 4 of both our report on Form 10-Q for our third quarter of fiscal 2004 and our amended report on Form 10-Q/ A for our second quarter of fiscal 2004, both of which were filed with the SEC in November 2004. Consequently, we have experienced significant delays as part of our process of performing the required management assessment of internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley.
      In view of the material weaknesses described above, we undertook additional processes to ensure that our financial statements at and for the year ended December 31, 2004 are stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. These processes included additional year-end procedures relating to our inventory and inventory valuation, accounts receivable, open purchase orders and related obligations, contractual obligations, and fixed assets. In addition, as part of these processes, management concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in the interim periods in the year ended December 31, 2004. Notwithstanding the above-mentioned material weaknesses, in light of the processes involved in our preparation of our consolidated financial statements for the year ended December 31, 2004, included in the Initially Filed Form 10-K, we believe that these financial statements fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, December 31, 2004. Nothing has come to the attention of management that would cause us to believe that the material weaknesses described above have resulted in any material inaccuracies or errors in our publicly reported financial statements as of and for the year ended December 31, 2004 or for any other annual financial statements publicly reported for any prior period.
      Remediation efforts. We have been, and intend to continue, planning and implementing changes to our processes that we believe are reasonably likely to improve and materially affect our internal control over financial reporting. We anticipate that remediation will be continuing throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions, including the following:

•	To improve our financial statement close process, we are (a) establishing a more efficient and effective responsibilities matrix for our close process to provide timely and accurate completion of financial reporting as well as timely review and approval by the controller of all balance sheet reconciliations and account balances, respectively; (b) assembling an inventory of financial spreadsheets used to support preparation of our financial statements and assigning responsibility to review all such spreadsheets for calculational integrity and security access limitation; and (c) planning a transition from our SAP financial system to a new financial system which will be simpler to maintain, less costly to modify, and better aligned with our financial statement requirements.

•	To improve our contract administration process, we are initiating a centralized contract administration function. The purpose of such function will include documenting the contract approval process and determining that all contractual commitments are properly provided to the finance department. As an interim measure, authorization to execute contracts on our behalf is limited to the chief executive officer, the chief financial officer, or the general counsel.

•	To improve our inventory cost accounting process, during the fourth quarter of 2004, (a) we engaged an inventory cost accounting consultant to review our significant cost accounting entries and to assist in the re-design of the inventory analysis and reporting process; and (b) the chief financial officer established a product pricing committee composed of sales, marketing, manufacturing, and finance staff with the purpose to formally set product pricing relative to the market, costs to build, and available inventory, and to establish standard terms and conditions, which are all factors used in the development of inventory valuation. Additionally, as noted above, a new financial system will be implemented to include a re-designed cost accounting system.

•	To improve our technical accounting function, we are developing technical expertise to support the development of our business both by training our current staff and by adding, as appropriate, permanent staff with such technical accounting skills and internal control process background as may be required.

•	To improve our fixed asset system tracking, we will initiate a formal fixed asset tagging system that can be tied to our fixed asset register, and we will periodically conduct physical inventories of fixed assets to verify the existence of assets recorded our balance sheet.

•	To improve our segregation of duties in accounts payable, we are in the process of establishing additional controls over the authorizations and approvals of transactions and expenditures, and we are currently evaluating our resource requirements in order to build a well-controlled and effective organization and to ensure segregation of key functions within our finance department.

      Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation. Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal control over financial reporting. Although we have undertaken the initiatives described above, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected. While we are undertaking our remediation plan, material weaknesses may continue to exist that could result in material misstatements in our annual or interim financial statements not being prevented or detected by our controls in a timely manner.
      We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting. We currently are unable to determine when the above-mentioned material weaknesses will be fully remediated. However, because remediation will not be completed until we have added finance staff and strengthened pertinent controls, we presently do not believe that we will be able to remediate by the end of our second quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 that material weaknesses continue to exist.
      Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above. However, we are continuing to evaluate and test our internal control over financial reporting, and there can be no assurance that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses.

(e)	Inherent Limitations on Effectiveness of Controls
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
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      Our board of directors currently consists of seven directors and is divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier resignation, death or removal. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.
      The table and biographies below present information about each of our directors:

Name of Director	Age	Principal Occupation	Director Since

R. Hugh Barnes	59	Independent Technology Consultant	1998
David R. Ditzel	48	Vice Chairman of the Board and Chief Technology Officer of Transmeta	1995
Murray A. Goldman(3)	67	Independent Technology Consultant	1998
Arthur L. Swift	46	President and Chief Executive Officer of Transmeta	2005
William P. Tai(1)(2)(3)	42	General Partner of Charles River Ventures and Managing Director of Institutional Venture Management	1995
T. Peter Thomas(1)(2)(3)	58	Managing Director of Institutional Venture Management	1995
Rick Timmins(2)	52	Vice President, Worldwide Sales and Service Finance of Cisco Systems, Inc.	2003

(1)	Member of the compensation committee.

(2)	Member of the audit committee.

(3)	Member of the nominating and corporate governance committee.
      R. Hugh Barnes has served as a director of Transmeta since November 1998 and served as President and Chief Operating Officer of Transmeta from October 2001 to April 2002. Mr. Barnes served as a business advisor to Transmeta from March 1997 to November 1998. From April 1984 to January 1997, Mr. Barnes was employed at Compaq Computer Corporation, a computer manufacturer, where he held a variety of positions, most recently as Vice President and Chief Technical Officer. Mr. Barnes holds a B.S. in electrical engineering from Iowa State University.
      David R. Ditzel is a co-founder of Transmeta. Mr. Ditzel has served as Vice Chairman of our board of directors and Chief Technology Officer since March 2001 and has been a director of Transmeta since March 1995. From March 1995 to March 2001, Mr. Ditzel served as Chief Executive Officer of Transmeta and as President from March 1995 to January 2000. In addition, Mr. Ditzel served as Vice President of Engineering of Transmeta from March 1995 to November 1998. From 1987 to 1995, Mr. Ditzel was employed at Sun Microsystems, a provider of network computing environments, where he held a variety of positions, most recently as Director of SPARC Laboratories and Chief Technical Officer of the Microelectronics division. From 1978 to 1987, Mr. Ditzel was employed at AT&T Bell Laboratories, where he was a Member of Technical Staff. Mr. Ditzel holds a B.S. in electrical engineering and a B.S. in computer science from Iowa

State University and an M.S. in electrical engineering and computer science from the University of California at Berkeley.
      Murray A. Goldman has served as Chairman of our board of directors of Transmeta since November 1998 and served as Chief Executive Officer from October 2001 to April 2002. Dr. Goldman served as a business advisor to Transmeta from March 1997 to November 1998. From July 1969 to January 1997, Dr. Goldman was employed at Motorola, a provider of integrated communications solutions and embedded electronic solutions, where he held a variety of positions, most recently as Executive Vice President and Assistant General Manager of the Semiconductor Products Sector. Dr. Goldman also serves on the boards of directors of Three Five Systems, a designer and manufacturer of display modules, and Pericom Semiconductor Corporation, a designer and developer of interface integrated circuits and frequency control products. Dr. Goldman holds a B.S. in electrical engineering from the University of Pittsburgh and an M.S. and a Ph.D. in electrical engineering from New York University.
      Arthur L. Swift has served as President and Chief Executive Officer and as a director of Transmeta since March 2005. Mr. Swift served as Senior Vice President of Marketing of Transmeta from March 2003 to March 2005. From February 2002 to March 2003, Mr. Swift was employed by Summit Microelectronics, a supplier of semiconductors that manage the power functions in communications, networking, storage and server systems, where he served as Vice President of Marketing and Business Development. From July 2000 to August 2001, Mr. Swift was employed by LynuxWorks, Inc, a supplier of embedded operating systems and tools, for real-time and embedded applications, where he served in the office of the President and Chief Operating Officer. Before that, Mr. Swift was employed as President and Chief Operating Officer of ISDCorp, an embedded software and services company, from March 2000 until it was acquired by LynuxWorks, Inc. in July 2000. From October 1996 to March 2000, Mr. Swift was employed by Cirrus Logic, Inc., a supplier of chip solutions for consumer entertainment electronics, where he held a variety of positions, most recently as Vice President and General Manager of the Magnetic Storage Division. From 1994 to 1996, Mr. Swift was employed at Sun Microsystems, a provider of network computing environments, where he served as Vice President of Marketing and had marketing responsibility for Sun’s semiconductor division and Sparc microprocessors. From 1992 to 1994, Mr. Swift was employed by Digital Equipment Corporation, a computer manufacturer, where he held a variety of positions, most recently as Vice President of Marketing and Sales, in which role he had responsibility for Digital’s semiconductor business unit including Alpha microprocessors. Mr. Swift holds a B.S. in Electrical Engineering from The Pennsylvania State University.
      William P. Tai has served as a director of Transmeta since December 1995. Since June 2002, Mr. Tai has served as a general partner of Charles River Ventures, a venture capital firm. Since July 1997, Mr. Tai has also served as a general partner and managing director of Institutional Venture Management, a venture capital firm. Mr. Tai also serves on the board of directors of Microtune, a provider of broadband wireless components, as well as the boards of directors of several privately held companies. Mr. Tai holds a B.S. in electrical engineering from the University of Illinois and an M.B.A. from the Harvard Graduate School of Business.
      T. Peter Thomas has served as a director of Transmeta since December 1995. Mr. Thomas has served as Managing Director of ATA Ventures Management LLP since April 2004 and has been a General Partner of Institutional Venture Management since November 1985. Mr. Thomas also serves on the board of directors of Atmel Corp., a manufacturer of a broad range of high performance non-volatile memory and logic integrated circuits, and At Road, Inc., an integrator of global positioning, wireless communications and internet technology for Mobile Resource Management, as well as several privately held companies. Mr. Thomas holds a B.S. in electrical engineering from Utah State University and an M.S. in computer science from Santa Clara University.
      Rick Timmins has been employed since January 1996 at Cisco Systems, Inc., a computer networking products company, where he has held a series of financial management positions, most recently as Vice President of Worldwide Sales and Service Finance. From January 1974 until December 1995, he was employed at Motorola, a provider of integrated communications solutions and embedded electronic solutions, where he held a series of financial management positions, most recently as Vice President and Controller of the Microprocessor, Memory and Microcontroller Group. Mr. Timmins also serves on the board of directors of

Ultratech Stepper, Inc., a developer and manufacturer of photolithography equipment used in the fabrication of semiconductor and nanotechnology components. He holds a B.S. in Accounting and Finance from the University of Arizona and an M.B.A. from St. Edward’s University in Austin, Texas. Mr. Timmins is a Certified Public Accountant.
Executive Officers
      The following table presents the names, offices, and positions of each of our executive officers, as of March 31, 2005:

Name	Age	Position

Arthur L. Swift	46	President and Chief Executive Officer
David R. Ditzel	48	Chief Technology Officer
Patrick J. Gainer	41	Vice President of Software Engineering
John O’Hara Horsley	43	Vice President, General Counsel and Secretary
Mark R. Kent	45	Chief Financial Officer
Andre Kowalczyk	58	Vice President of VLSI Engineering
Takashi Murayama	54	Vice President and President of Transmeta KK
      Arthur L. Swift has served as President and Chief Executive Officer and as a director of Transmeta since March 2005. Mr. Swift served as Senior Vice President of Marketing of Transmeta from March 2003 to March 2005. From February 2002 to March 2003, Mr. Swift was employed by Summit Microelectronics, a supplier of semiconductors that manage the power functions in communications, networking, storage and server systems, where he served as Vice President of Marketing and Business Development. From July 2000 to August 2001, Mr. Swift was employed by LynuxWorks, Inc, a supplier of embedded operating systems and tools, for real-time and embedded applications, where he served in the office of the President and Chief Operating Officer. Before that, Mr. Swift was employed as President and Chief Operating Officer of ISDCorp, an embedded software and services company, from March 2000 until it was acquired by LynuxWorks, Inc. in July 2000. From October 1996 to March 2000, Mr. Swift was employed by Cirrus Logic, Inc., a supplier of chip solutions for consumer entertainment electronics, where he held a variety of positions, most recently as Vice President and General Manager of the Magnetic Storage Division. From 1994 to 1996, Mr. Swift was employed at Sun Microsystems, a provider of network computing environments, where he served as Vice President of Marketing and had marketing responsibility for Sun’s semiconductor division and Sparc microprocessors. From 1992 to 1994, Mr. Swift was employed by Digital Equipment Corporation, a computer manufacturer, where he held a variety of positions, most recently as Vice President of Marketing and Sales, in which role he had responsibility for Digital’s semiconductor business unit including Alpha microprocessors. Mr. Swift holds a B.S. in Electrical Engineering from The Pennsylvania State University.
      David R. Ditzel is a co-founder of Transmeta. Mr. Ditzel has served as Vice Chairman of our board of directors and Chief Technology Officer since March 2001 and has been a director of Transmeta since March 1995. From March 1995 to March 2001, Mr. Ditzel served as Chief Executive Officer of Transmeta and as President from March 1995 to January 2000. In addition, Mr. Ditzel served as Vice President of Engineering of Transmeta from March 1995 to November 1998. From 1987 to 1995, Mr. Ditzel was employed at Sun Microsystems, a provider of network computing environments, where he held a variety of positions, most recently as Director of SPARC Laboratories and Chief Technical Officer of the Microelectronics division. From 1978 to 1987, Mr. Ditzel was employed at AT&T Bell Laboratories, where he was a Member of Technical Staff. Mr. Ditzel holds a B.S. in electrical engineering and a B.S. in computer science from Iowa State University and an M.S. in electrical engineering and computer science from the University of California at Berkeley.
      Patrick J. Gainer has served as Vice President of Software Engineering since January 2004. Mr. Gainer joined Transmeta as a software engineer in June 1998 and has served in a series of engineering and management positions, most recently as Senior Director of Software Engineering. Before joining Transmeta, Mr. Gainer worked as a software engineer at Microsoft Corporation, 64k Inc., Silicon Graphics, and IBM.

Mr. Gainer holds a B.S. degree in Computing Science and Mathematics from the University of Alberta, Canada.
      John O’Hara Horsley has served as a Vice President since July 2001 and as General Counsel of Transmeta since July 2000. From November 1997 to July 2000, Mr. Horsley served at the Federal Trade Commission in appointed positions within the Bureau of Competition, most recently as Chief Counsel for Intellectual Property and Technology Matters. From October 1988 to October 1997, Mr. Horsley practiced law as an associate and partner with Pillsbury Madison & Sutro, where he specialized in litigation and strategic counseling in intellectual property, antitrust and securities law matters. Mr. Horsley holds a B.A. in Philosophy and a B.A. in English from the University of Utah and a J.D. from the University of California at Berkeley.
      Mark R. Kent has served as Chief Financial Officer since September 2004. From February 2001 to January 2004, Mr. Kent was affiliated with Oak Investment Partners, a venture capital firm, as Chief Financial Officer or Chief Financial Officer in Residence for several Oak portfolio companies, including Talisma Corporation, a customer integration management software company; Knowledge Networks, an information research company; and Securant Technologies, a security software company. From April 1999 to January 2001, Mr. Kent served as CFO of CrossWorlds Software, a business integration software company. From December 1994 to March 1999, Mr. Kent was employed by LSI Logic, a supplier of custom high-performance semiconductors, in a variety of financial management positions, most recently as Treasurer. Mr. Kent holds a B.S. degree in Finance from Colorado State University.
      Andre Kowalczyk has served as Vice President of VLSI Engineering since January 2004 and served as a Senior Director from February 2003 to January 2004. From March 1996 to February 2003, Mr. Kowalczyk was employed at Sun Microsystems, a provider of network computing environments, where he served as Director of Engineering in the Processor and Network Products Division. From 1991 to 1996, Mr. Kowalczyk was employed by Silicon Graphics, Inc. a leading provider of high-performance computing, visualization and storage, where he served as Director of Engineering in the MIPS Division. Mr. Kowalczyk holds an M.S. in Electrical Engineering from Silesian Polytechnic in Poland.
      Takashi Murayama has served as Vice President and President of Transmeta KK since August 2002. From May 1999 to August 2001, Mr. Murayama was employed by Conexant, a provider of semiconductor solutions, where he served as Executive Sales Director. From July 1978 to April 1999 Mr. Murayama was employed by Intel, a microprocessor manufacturer, where he held a variety of positions, most recently as Regional Sales Manager. Mr. Murayama holds a B.S. in electrical engineering from Kagoshima University in Japan.
Audit Committee of the Board of Directors
      We have a separately designated standing audit committee of the board of directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The audit committee’s purpose is to oversee our accounting and financial reporting processes and the audits of our financial statements. The current members of the audit committee are Messrs. Tai, Thomas and Timmins, who is the committee chair. Our board of directors has determined that each member of the audit committee is independent within the meaning of the rules of the SEC and the NASDAQ Stock Market, and is able to read and understand fundamental financial statements as contemplated by such rules. Mr. Timmins is the designated audit committee financial expert within the meaning of the rules and regulations of the SEC and is financially sophisticated within the meaning of the rules of the NASDAQ Stock Market. Mr. Timmins is also considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. A copy of the audit committee’s charter is posted on our company website at http://www.transmeta.com/corporate/ir/corp governance.html.
Stockholder Director Nominations
      There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors. Stockholders can recommend qualified candidates for our board of directors by writing to our corporate secretary at Transmeta Corporation, 3990 Freedom Circle, Santa Clara, California

95054. When making recommendations, a stockholder should submit recommendations for individuals that meet at least the criteria outlined in our Proxy Statement. Such recommendations should be accompanied by the information required by our bylaws and Regulation 14A under the Securities Exchange Act of 1934, which includes evidence of the nominating stockholder’s ownership of Transmeta common stock, biographical information regarding the candidate, and the candidate’s written consent to serve as a director if elected. We require that any such recommendations for inclusion in our proxy materials be made within the time periods described in the previous year’s Proxy Statement for such stockholder proposals. Properly submitted recommendations will be forwarded to our nominating and corporate governance committee for review and consideration. The committee may consider in the future whether we should adopt a more formal policy regarding stockholder nominations.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms furnished to us by such persons and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met in a timely manner during 2004.
Code of Ethics
      We have adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers that applies to our chief executive officer and senior finance professionals. We have also adopted a Code of Conduct that applies to all of our directors, officers and employees. In addition, we have adopted a Statement of Policy Regarding Accounting Complaints and Concerns. These corporate policies are posted on our company website at http://www.transmeta.com/corporate/ir/corp governance.html. We intend to disclose any amendments or waivers to our Code of Ethics and Code of Conduct on our internet website that would otherwise be required to be disclosed in Form 8-K.

Item 11.	Executive Compensation
      The following table presents information about the compensation awarded to, earned by or paid to (i) our Chief Executive Officer as of December 31, 2004, and (ii) our four other most highly compensated executive officers who were serving as such as of December 31, 2004 whose salary and bonus for fiscal 2004 were more than $100,000. We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.
Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation Awards
						Shares of Common
				Other Annual		Stock Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Options	Compensation

Matthew R. Perry(1)	2004	$370,000	$174,348	$85,447	(7)	200,000
Chief Executive	2003	$350,000	$141,469	$117,915	(2)	1,000,000	—
Officer and President	2002	$238,750	$191,250	$35,783	(3)	3,000,000	—

David R. Ditzel	2004	$300,000	$159,653	—		100,000
Chief Technology	2003	$286,000	$125,164	—		100,000	—
Officer	2002	$275,016	$64,410	—		370,000	—

John O’Hara Horsley	2004	$265,000	$123,330	—		125,000
Vice President,	2003	$245,750	$80,801	—		160,000	—
General Counsel	2002	$211,208	$37,555	—		400,000	—
and Secretary

Takashi Murayama(4)	2004	$339,868	$79,649	$32,696	(6)	100,000
Vice President and	2003	$300,200	$6,183	$28,283	(6)	17,500	—
President of Transmeta KK	2002	$93,348	—	$11,549	(6)	240,000	—

Arthur L. Swift(5)	2004	$265,000	$122,931	—		125,000
Senior Vice President	2003	$193,182	$61,625	—		825,000	—
of Marketing	2002	—	—	—		—	—

(1)	Dr. Perry served as President and Chief Executive Officer from April 2002 to March 2005, at which time he resigned as President and Chief Executive Officer and as a director of Transmeta.

(2)	Includes reimbursements of approximately $90,000 for housing and related tax payments.

(3)	Represents relocation expense.

(4)	Mr. Murayama’s employment commenced with us in August 2002.

(5)	Mr. Swift’s employment commenced with us in March 2003 in the position of Senior Vice President of Marketing. Mr. Swift served in such capacity until March 2005, at which time he became President and Chief Executive Officer and a director of Transmeta.

(6)	Includes reimbursement of national social insurance and related tax payments.

(7)	Represents housing and related tax payments.

Option Grants in Fiscal 2004
      The following table presents information about option grants during 2004 to the executive officers named in the Summary Compensation Table.
Option Grants in Fiscal 2004

					Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of	Percentage of			Stock Price
	Securities	Total Transmeta			Appreciation for
	Underlying	Options Granted			Option Term(3)
	Options	to Employees in	Exercise Price	Expiration
Name	Granted(1)(4)	2004(2)	Per Share	Date	5%	10%

Matthew R. Perry	200,000	1.70%	$2.15	05/26/2014	$270,331	$685,018
David R. Ditzel	100,000	0.85%	$2.15	05/26/2014	$135,165	$342,509
John O’Hara Horsley	125,000	1.06%	$2.15	05/26/2014	$168,957	$428,136
Takashi Murayama	100,000	0.85%	$2.15	05/26/2014	$135,165	$342,509
Arthur L. Swift	125,000	1.06%	$2.15	05/26/2014	$168,957	$428,136

(1)	The options shown in the above table were granted at an exercise price equal to 100% of the fair market value of our common stock at the date of grant and will expire ten years from the date of grant.

(2)	During fiscal 2004, we granted to our employees options to purchase a total of 11,775,000 shares of common stock.

(3)	Potential realizable values are calculated by multiplying the number of shares of common stock subject to a given option by the exercise price; assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and subtracting from that result the total option price. The 5% and 10% assumed annual rates of stock appreciation are required by the rules of the SEC and do not reflect our estimate or projection of future common stock prices.

(4)	This option vests monthly during the 48 month period starting May 27, 2004 at the rate of 1/48th of the shares each month, so long as he remains employed by us.
Aggregated Option Values
      The following table sets forth certain information concerning the number and value at December 31, 2004 of unexercised options held by the executive officers named in the Summary Compensation Table. None of the executive officers named in the Summary Compensation Table exercised any stock options during fiscal 2004.

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the-
	Options at Fiscal		Money Options at Fiscal
	Year End(#)		Year End(1)($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew R. Perry	2,895,832	1,304,168	$469,333	$170,667
David R. Ditzel	564,374	255,626	$60,496	$20,904
John O’Hara Horsley	797,603	387,397	$103,058	$34,142
Takashi Murayama	169,009	188,491	$60,299	$35,951
Arthur L. Swift	394,791	555,209	$160,406	$204,094

(1)	These values have not been, and may never be, realized. The values are based, with respect to options to purchase shares of our common stock, on the positive spread between the respective exercise prices of outstanding stock options and the closing price of our common stock on December 31, 2004 on the NASDAQ National Market ($1.63 per share).

Director Compensation
      Directors of Transmeta are reimbursed for their reasonable expenses associated with their attendance at board of directors’ meetings. Our directors did not receive cash compensation for their services as directors in 2004, although Mr. Barnes and Dr. Goldman each received $59,988 for operational consulting and advisory services that they provided to us during 2004. We are currently evaluating our policy and plans for compensating our directors for their service and leadership roles on the board of directors and its several committees.
      Members of our board of directors are also eligible to participate in our 2000 Equity Incentive Plan. Our 2000 Equity Incentive Plan permits discretionary option grants, and provides for automatic and non-discretionary option grants, to directors who are not employed by Transmeta or by a parent or subsidiary of Transmeta. Each non-employee director who becomes a member of our board of directors will automatically be granted an option to purchase 30,000 shares of our common stock as of the date that such director joins our board of directors. Immediately after each annual meeting of our stockholders, each non-employee director will automatically be granted an additional option to purchase 15,000 shares of our common stock, as long as the non-employee director is a member of our board of directors on that date and has served continuously as a member of our board of directors for at least 12 months since the last option grant to that non-employee director. If less than 12 months has passed, then the number of shares subject to the option granted after the annual meeting will be equal to 15,000 multiplied by a fraction, the numerator of which is the number of days that have elapsed since the last option grant to that director and the denominator of which is 365 days. The exercise price will be 100% of the fair market value of our common stock on the date of grant. The option will have a ten-year term and will terminate three months after the date the director ceases to be a director or consultant or 12 months if the termination is due to death or disability. All options granted to non-employee directors will vest over three years at a rate of one-third of the total shares on the first anniversary of the date of grant, and 2.77778% of the total shares subject to the option each month thereafter, so long as the non-employee director remains a director or consultant to Transmeta or to a parent or subsidiary of Transmeta. In the event of our dissolution, liquidation or a change in control transaction, options granted to our non-employee directors under the 2000 Equity Incentive Plan will vest and be exercisable in full. Under this program, we granted each of Dr. Goldman and Messrs. Barnes, Tai, Thomas and Timmins a nonqualified option to purchase 15,000 shares of our common stock, at an exercise price of $2.15 per share, in May 2004.
Employment Contracts, Termination of Employment and Change in Control Arrangements

Employment Contracts
      Pursuant to an employment agreement entered in March 2002 with Dr. Perry in connection with his hire, the vesting of the option for 2,000,000 shares of our common stock granted to him in connection with the commencement of his employment accelerates as to one-half of the remaining unvested shares if Transmeta were to experience a change of control and his employment were to be terminated without cause or if he resigned for good reason within one year following that change of control. Dr. Perry resigned from his employment with us in March 2005.
      In connection with his resignation, Dr. Perry and Transmeta entered into a separation agreement and release dated as of March 31, 2005. Pursuant to that agreement, we agreed to pay to Dr. Perry a severance payment of $445,000, and a continuation of his group health benefits and his housing benefit until he finds other employment or until March 31, 2006, whichever occurs earlier. In addition, Transmeta and Dr. Perry each agreed to a general release of the other.

Change in Control Arrangement
      In 2003, our board of directors adopted a retention and severance plan, which, as amended in 2004, provides severance benefits to various executives of our company in the event of a change of control of Transmeta. Under that plan, if the employment of a person in a position with Transmeta referred to in the chart below is terminated not for “cause”, or that person resigns for “good reason”, within 12 months following a change of control of Transmeta, then (1) that person will be paid a lump sum cash severance payment as described in the chart below and (2) the vesting of all of that person’s options and restricted stock will accelerate as described in the chart below.

Position/Category	Lump Sum Cash Severance	Option and Restricted Stock Vesting

Chief Executive Officer	2 years base salary and 200% of target annual bonus for the year of termination of employment	full acceleration of vesting
Category 1 Person (as designated by our board of directors)	1 1/2 years base salary and 112.5% of target annual bonus for the year of termination of employment	2 years of additional vesting
Category 2 Person (as designated by our board of directors)	1 year base salary and 50% of target annual bonus for the year of termination of employment	1 year of additional vesting
Category 3 Person (as designated by our board of directors)	6 months base salary and 25% of target annual bonus for the year of termination of employment	1 year of additional vesting
      For purposes of the retention and severance plan, “Cause” means: (1) a good faith determination by the board of directors or chief executive officer of Transmeta or its successor that the person in question willfully failed to follow the lawful written directions of the board of directors or the chief executive officer, (2) engagement in gross misconduct which is materially detrimental to Transmeta or its successor, (3) willful and repeated failure or refusal to comply in any material respect to the proprietary information, inventions assignment and confidentiality agreement, or any other policies of Transmeta or its successor applicable to the person in question where non-compliance would be materially detrimental to Transmeta or its successor, or (4) conviction of, or plea of guilty to, a felony that the board of directors or chief executive officer of Transmeta or its successor reasonably believes would reflect adversely on Transmeta or its successor. For purposes of the retention and severance plan, “good reason” includes: (1) a significant diminution in the nature or scope of the authority, title, function or duties of the person in question from that person’s authority, title, function or duties in effect immediately preceding the change of control, (2) a reduction in the person’s base salary or target annual bonus or commission opportunity in effect immediately preceding the change of control, (3) a requirement that the person be based at any office or location more than fifty miles from the office where the person was employed immediately preceding the change of control, or (4) any material breach by Transmeta or its successor of the terms of the person’s employment offer letter or agreement with Transmeta or its successor, or of the retention and severance plan.
      Consistent with Dr. Perry’s March 2002 employment agreement, the vesting of the options for 1,000,000 shares, 2,000,000 shares and 200,000 shares of our common stock granted to him in November 2002, May 2003 and May 2004, respectively, accelerate as to one-half of the remaining unvested shares if Transmeta were to experience a change of control and his employment were to be terminated without cause or if he resigned for good reason within one year following that change of control.
Compensation Committee Interlocks and Insider Participation
      The compensation committee of the board of directors currently consists of T. Peter Thomas, who is the committee chair, and William P. Tai, neither of whom has any interlocking relationships as defined by the SEC. The compensation committee makes decisions regarding the long-term strategy of employee compensation, the types of stock and other compensation plans to be used, and executive compensation and stock option grants to executives. Our board of directors has determined that each member of the compensation committee is independent within the meaning of the rules of the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act, and an outside director within the meaning of Section 162(m) of the Internal Revenue Code (“Section 162(m)”). In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or compensation committee.
Report on Executive Compensation
      This report on executive compensation is required by the SEC. It shall not be deemed filed with the SEC or incorporated by reference by any general statement incorporating this Annual Report by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.
      The compensation committee of the board of directors makes decisions regarding executive compensation and stock option grants to executives. The current members of the compensation committee are Messrs. Tai and Thomas, who is the committee chair. The members of the compensation committee are each independent directors as defined by The NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Although the Chief Executive Officer, the Chief Financial Officer and General Counsel attend portions of some of the meetings of the compensation committee, they do not participate in deliberations that relate to their own compensation.
          General Compensation Policy
      The compensation committee acts on behalf of the board of directors to establish the general compensation policy for our executive officers and directors. The compensation committee determines base salary levels and target bonuses for the Chief Executive Officer (“CEO”) and other executive officers. The compensation committee also makes grants of stock options to executive officers, including the CEO, and grants to other employees if such grants exceed 75,000 shares. The compensation committee is authorized to administer our equity compensation plans. Our board of directors has authorized the CEO and President to grant options to purchase 75,000 or fewer shares to employees who are not directors or executive officers.
      The committee’s compensation philosophy for executive officers, including the CEO, is to relate compensation directly to corporate performance and stockholder returns, while providing a total compensation package that is competitive relative to our peers and enables us to attract, motivate, reward and retain key executives and employees. Our compensation policy, which applies to executive officers and our other key employees, relates a portion of each individual’s total compensation to our revenue, profit and corporate objectives as well as individual objectives set at the beginning of the year and each quarter. Consistent with this policy, a designated portion of the compensation of our executive officers is contingent on corporate performance and, in the case of certain executive officers, is also based on the individual officer’s performance, as determined by the compensation committee in its discretion. Each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the San Francisco Bay Area that are of comparable size to Transmeta and with which Transmeta competes for executive personnel;

•	annual variable performance awards such as bonuses payable in cash and tied to the achievement of performance goals, financial or otherwise, that are established by the compensation committee; and

•	long-term equity incentives to strengthen the mutuality of interests between Transmeta’s executive officers and its stockholders.
      The compensation committee determines base salaries, incentive compensation and stock option grants for the executive officers based in part on its review of the Radford Executive Compensation Report, the American Electronics Association Executive Compensation Survey for Electronics and Information Technology Companies and other surveys of prevailing compensation practices among high-technology companies with whom Transmeta competes for executive talent, and by their evaluation of this information in connection with our corporate goals. These surveys are nationally known for their databases of high technology company compensation practices. The Radford Survey itself includes over 500 high technology companies. To this end, the compensation committee attempts to compare the compensation of our executive officers with comparable survey positions and the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation.
      In preparing the performance graph set forth below for this Annual Report, we used the RDG Semiconductor Composite. The companies in the Radford Survey are substantially similar to the companies contained in the RDG Semiconductor Composite. Nevertheless, certain of the companies in the RDG Semiconductor Composite were not included in the Radford Survey and our other salary surveys because they were not determined to be competitive with us for executive talent or because compensation information was not available.
      The compensation committee reviews this competitive market information together with the CEO for each executive level position, but solely within the compensation committee with respect to the CEO’s total compensation. In addition, the compensation committee reviews each executive officer’s performance for the last year and objectives for the upcoming year, together with the executive officer’s responsibility level and our fiscal performance, as compared to the objectives for the last year and our performance targets for the upcoming year.
          Executive Compensation in General
      Base Compensation. Salaries for executive officers for fiscal 2004 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history as well as the salaries for similar positions at comparable companies.
      Incentive Compensation. For the first two quarters of fiscal 2004, cash bonuses were awarded to the extent that an executive officer achieved predetermined individual objectives and we met predetermined financial and other corporate performance objectives as set by the board of directors at the beginning of the year and at the beginning of each quarter. Eligibility for a cash bonus was determined by the compensation committee. The CEO’s evaluation of the executives’ performance (other than his own) was taken into account in determining whether those individual objectives were satisfied. Performance was measured at the end of each quarter and at the end of the year. For fiscal 2004, in general, the basis of incentive compensation for executive officers was 50% for corporate objectives and 50% for personal objectives, ranging from approximately 25% to 50% of an individual’s base compensation. The compensation committee, in its discretion, determines the targets and actual bonus payments.
      For the third quarter of fiscal 2004, the bonus payments with respect to 50% of the target bonus amounts were determined in accordance with predetermined individual objectives and predetermined company financial performance objectives as described above. These amounts were paid in November. The determination and payment of the remaining bonus amounts were deferred pending review of the bonus plan based on our performance through fiscal 2004.
      At the end of fiscal 2004 and in early 2005, as we critically evaluated and modified our business model and developed our related restructuring plan, we determined that it was appropriate to award cash bonuses of 100% of the target bonus amounts for the fourth quarter of fiscal 2004 and the remaining 50% of the target bonus amounts for the third quarter of fiscal 2004 to motivate our executives to remain with us despite the financial and career risks associated with modifying our business plan and developing a related restructuring plan.
      Stock Options. Stock options are an essential element of our executive compensation philosophy and package. The compensation committee believes that equity-based compensation in the form of stock options links the interests of management and stockholders by focusing employees and management on increasing stockholder value. The actual value of the equity-based compensation depends entirely on appreciation of our common stock. Stock options have value for the executive only if the price of our common stock increases above the fair market value on the grant date and the executive remains in our employ for the period required for the options or shares to vest. Substantially all of our full-time employees are granted employee stock options.
      The number of shares subject to each stock option granted to an executive officer is within the discretion of the compensation committee and is based on, among other things, anticipated future contribution and ability to impact corporate results or on consistency within the executive’s peer group. The stock options are granted at a price that is equal to 100% of the fair market value of our common stock on the date of grant. The stock options typically vest over a four-year period in equal monthly increments. The compensation committee may grant additional stock options to executives in connection with a significant change in responsibilities, to achieve equity within a peer group or for other reasons. In determining whether to grant additional stock options to an executive officer, the compensation committee takes into account the number of unvested options held by the executive officer. In the discretion of the compensation committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with us and to strive to increase the value of our common stock. In 2004, the compensation committee considered all of these factors and granted options to executive officers in May, as part of a company-wide option grant program focusing on employee retention.
          Chief Executive Officer Compensation
      During 2004, Matthew R. Perry, our former President and CEO, was paid a salary of $370,000 and received an actual bonus in the amount of $174,348. Dr. Perry was eligible under our executive bonus plan to receive a bonus of up to 50% of his base salary. He also received reimbursements in the amount of $85,447 for housing and related tax payments. Following a review by the compensation committee of Dr. Perry’s performance as well as his equity compensation package, the compensation committee granted to Dr. Perry in May 2004 an option to purchase 200,000 shares of our common stock. This option is exercisable at $2.15 per share and vests monthly during the 48 month period starting May 26, 2004. In light of Dr. Perry’s subsequent resignation, this option expires by its terms on June 30, 2005.
      In March 2005, the compensation committee adjusted the compensation of Arthur L. Swift upon his promotion and appointment to the offices of President and Chief Executive Officer beginning in March 2005 consistent with the factors described above for all executive officers in accordance with our general executive compensation policy.
          Compliance with Section 162(m) of the Internal Revenue Code
      Having considered the requirements of Section 162(m), the compensation committee believes that stock option grants made under the 2000 Equity Incentive Plan currently meet the requirements for performance-based grants as defined in Section 162(m). We intend to comply with the requirements of Section 162(m) for 2004. We do not expect cash compensation for 2004 to any of our executive officers to be more than $1,000,000 or consequently affected by the requirements of Section 162(m).

Company Stock Price Performance
      The stock price performance graph below is required by the SEC. It shall not be deemed filed with the SEC or incorporated by reference by any general statement incorporating this Report by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference.
      The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the RDG Semiconductor Composite over the same period. The graph assumes that $100 was invested in our common stock, the NASDAQ Stock Market Index and the RDG Semiconductor Composite on November 7, 2000, and calculates the annual return through December 31, 2004, and assumes the reinvestment of dividends, if any. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.
COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN
AMONG TRANSMETA CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RDG SEMICONDUCTOR COMPOSITE INDEX

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table presents information about the beneficial ownership of our common stock as of April 1, 2005 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each executive officer named in the Summary Compensation Table in this proxy statement; and

•	all directors and executive officers as a group.
      The percentage of beneficial ownership for the table is based on 189,847,966 shares of our common stock outstanding as of April 1, 2005. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Transmeta Corporation, 3990 Freedom Circle, Santa Clara, California 95054.
      Beneficial ownership is determined under the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has the right to acquire within 60 days after April 1, 2005, through the exercise of any option or warrant. However, the percentage ownership of the common stock is based on the assumption, as required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

	Number of Shares	Percentage
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned

5% Stockholders:
Oppenheimer Funds, Inc.(1)	17,056,900	8.98%
Directors and Executive Officers:
T. Peter Thomas(2)	11,668,317	6.14%
William P. Tai(3)	3,692,623	1.94%
Matthew R. Perry(4)	3,120,830	1.62%
David R. Ditzel(5)	1,652,594	*
John O’Hara Horsley(6)	911,634	*
Murray A. Goldman(7)	853,059	*
Arthur Swift(8)	493,748	*
R. Hugh Barnes(9)	396,235	*
Takashi Murayama(10)	206,247	*
Rick Timmins(11)	44,850	*
All executive officers and directors as a group (12 persons)(12)	20,203,556	10.47%

*	Less than 1% ownership.

(1)	Based on a Schedule 13G filed with the SEC on February 14, 2005.

(2)	Includes 151,621 shares held by Mr. Thomas that he may be deemed to own beneficially. Also includes 163,888 shares held by Institutional Venture Management VI, L.P, 7,569,704 shares held by Institutional Venture Partners VI, L.P. and 483,106 shares held by IVP Founders Fund I, L.P. T. Peter Thomas and seven other individuals are general partners of Institutional Venture Management VI, L.P., which is a general partner of each of Institutional Venture Partners VI, L.P. and IVP Founders Fund I, L.P. Also includes 26,666 shares held by Institutional Venture Management VII, L.P. and 1,293,332 shares held by Institutional Venture Partners VII, L.P. T. Peter Thomas, William P. Tai and eight other individuals are general partners of Institutional Venture Management VII, L.P., which is a general partner of Institutional Venture Partners VII, L.P. Also includes 1,950,000 shares held by Institutional Venture Partners VIII, L.P., 21,000 shares held by IVM Investment Fund VIII, LLC and 9,000 shares held by IVM Investment Fund VIII-A, LLC. T. Peter Thomas, William P. Tai and nine other individuals are general partners of Institutional Venture Management VIII, L.P., which is a general partner of Institutional Venture Partners VIII, L.P., IVM Investment Fund VIII, LLC and IVM Investment Fund VIII-A, LLC. Each general partner disclaims beneficial ownership of the shares held by these funds except to the extent of his or her pecuniary interest in these shares. The address of Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Of the number of shares that are beneficially owned by Mr. Thomas, 74,925 shares are subject to options exercisable within 60 days after April 1, 2005.

(3)	Includes 389,925 shares held by Mr. Tai. Also includes 3,299,998 shares held by entities affiliated with Institutional Venture Partners, as to which Mr. Tai shares voting and dispositive power. The address of

Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Also includes 2,700 shares held of record by Steven Kay and Augustus Owen Tai, as trustee for the Beauchamp Tai Irrevocable Children’s Trust dated October 1, 2000. Of the number of shares that are beneficially owned by Mr. Tai, 44,925 shares are subject to options exercisable within 60 days after April 1, 2005.

(4)	Represents shares subject to options exercisable within 60 days after April 1, 2005.

(5)	Of the number of shares that are beneficially owned by Mr. Ditzel, 623,746 shares are subject to options exercisable within 60 days after April 1, 2005.

(6)	Of the number of shares that are beneficially owned by Mr. Horsley, 908,120 shares are subject to options exercisable within 60 days after April 1, 2005.

(7)	Of the number of shares that are beneficially owned by Dr. Goldman, 244,925 shares are subject to options exercisable within 60 days after April 1, 2005.

(8)	Represents shares subject to options exercisable within 60 days after April 1, 2005.

(9)	Of the number of shares that are beneficially owned by Mr. Barnes, 244,925 shares are subject to options within 60 days after April 1, 2005.

(10)	Represents shares subject to options exercisable within 60 days after April 1, 2005.

(11)	Represents shares subject to options exercisable within 60 days after April 1, 2005.

(12)	Includes shares disclosed under footnotes 2-3 and 5-11. Of the number of shares that are beneficially owned by the directors and executive officers, 3,170,660 shares are subject to options exercisable within 60 days after April 1, 2005.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table sets forth certain information, as of December 31, 2004, concerning securities authorized for issuance under all Transmeta equity compensation plans:

					Number of securities
					remaining available
	Number of securities to		Weighted-average		for future issuance
	be issued upon exercise		exercise price of		under equity compensation
	of outstanding options,		outstanding options,		plans (excluding securities
	warrants and rights		warrants and rights		reflected in column(a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by security holders	38,873,712		$2.33		6,203,389	(1)
Equity compensation plans not approved by security holders	1,428,228	(2)	$5.24	(2)	—

Total	40,301,940		$2.43		6,203,389

(1)	Includes 4,177,119 shares available for issuance under Transmeta’s 2000 Equity Incentive Plan, all of which may be issued as stock options, restricted stock or stock bonuses, and 2,026,270 shares available for issuance under Transmeta’s 2000 Employee Stock Purchase Plan.

(2)	Includes options to purchase 930,000 shares and warrants to purchase 498,228 shares outstanding as of December 31, 2004 that were issued by Transmeta under non-plan options granted in or before 2001.
Transmeta Non-Plan Option Grants
      Options granted to 11 individuals outside of any equity compensation plan adopted by Transmeta remained outstanding as of December 31, 2004 (“Non-Plan Options”). Of these Non-Plan Options, (i) a Non-Plan Option to purchase 30,000 shares of our common stock was held by T. Peter Thomas, a member of our board of directors, at an exercise price of $9.50 per share and (ii) Non-Plan Options to purchase an aggregate of 900,000 shares of Transmeta’s common stock were held by ten non-executive employees of Transmeta, at a weighted average exercise price of $7.17 per share. Such Non-Plan Option grants were made pursuant to the terms of a form Non-Plan Stock Option Agreement, with each such grant authorized by the board of directors or the compensation committee of the board of directors. The Non-Plan Option grants have not been approved by our stockholders.
      All of the Non-Plan Options are non-qualified stock options and were issued with an exercise price equal to 100% of the fair market value of the corresponding shares of common stock on the date of such grant. Each of the Non-Plan Options held by non-executive employees vest as to (i) 25% of the corresponding shares one year after the date of the respective grant and (ii) 2.08333% of the shares each month thereafter. The Non-Plan Option held by one of our directors vests as to (i) one-third of the shares one year after the date of the grant and (ii) 2.77778% of the shares each month thereafter.
      The Non-Plan Options expire, in the event the grantee’s employment is terminated for any reason other than as a result of such grantee’s death or disability or for cause, three months following such termination of employment, in the event the grantee’s employment is terminated as a result of such grantee’s death or disability, 12 months following such termination; and, in the event the grantee’s employment is terminated for cause, on such termination date. In addition, the option grant agreement provides for the payment of the exercise price of options by any of the following means: (1) in cash (by check); (2) by cancellation of indebtedness of Transmeta to the participant; (3) at the discretion of our board of directors, by surrender of shares of our common stock; (4) at the discretion of our board of directors, by tender of a full recourse promissory note; (5) by waiver of compensation due or accrued to the participant for services rendered; (6) through a “same day sale” commitment from the participant and a broker-dealer that is a member of the National Association of Securities Dealers (an “NASD Dealer”); or (7) through a “margin” commitment from the participant and an NASD Dealer; or (8) by any combination of the foregoing.
      In the event of a merger, consolidation, dissolution or liquidation of Transmeta, the sale of substantially all of our assets or any other similar corporate transaction, the successor corporation may assume or substitute for the Non-Plan Options. In the event such successor corporation refuses to assume, replace or substitute the Non-Plan Option, as provided above, then the Non-Plan Option will expire on such transaction at such time and on such conditions as our board of directors will determine.

Item 13.	Certain Relationships and Related Transactions
      Other than the compensation arrangements described in “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described below, since January 1, 2004, there has not been nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $60,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.
      Our certificate of incorporation limits the liability of our directors for monetary damages arising from breach of their fiduciary duties as directors, except to the extent otherwise required by the Delaware law, and our bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by Delaware law. In addition, since October 2001, we have entered into our standard form indemnification agreement with the following executive officers: Matthew R. Perry, our former President and Chief Executive Officer, Frederick Brown IV, our former Senior Vice President of Worldwide Sales, Svend-Olav Carlsen, our former Chief Financial Officer, Patrick J. Gainer, our Vice President of Software Engineering, Ray Holzworth, our former Vice President of Operations, Mark R. Kent, our Chief Financial Officer, Andre Kowalczyk, our Vice President of VLSI Engineering, Takashi Murayama, our Vice President and President of Transmeta KK, and Arthur L. Swift, our former Senior Vice President of Marketing and current President and Chief Executive Officer. Each agreement provides for the indemnification of the officer for all expenses and liabilities incurred in connection with any action or proceeding brought against him by reason of the fact that he is or was an agent of Transmeta.
      In December 1998, R. Hugh Barnes, one of our directors, exercised options to purchase 120,000 shares of our common stock, and paid for a portion of these shares with full recourse promissory notes bearing interest semi-annually on the principal amount at a rate of 4.47%. In June 1999, he exercised options to purchase 80,000 shares of our common stock, and paid for a portion of these shares with a full recourse promissory note bearing interest semi-annually on the principal amount at a rate of 5.30%. Each note had a five-year term and was secured by the shares purchased pursuant to the respective note. Each note was paid in full by Mr. Barnes in December 2003, at which time the aggregate amount outstanding under the notes was $109,234.
      In December 1998, Murray A. Goldman, the chairman of our board of directors, exercised options to purchase 100,000 shares of our common stock, and paid for a portion of these shares with a full recourse promissory note bearing interest semi-annually on the principal amount at a rate of 4.47% (the “December 1998 Note”). In March 1999, he exercised options to purchase 500,000 shares of our common stock, and paid for a portion of these shares with a full recourse promissory note bearing interest semi-annually at a rate of 4.77% (the “March 1999 Note”). Each note had a five-year term and was secured by the shares purchased pursuant to the respective note. The December 1998 Note was paid in full by Dr. Goldman in December 2003, at which time the aggregate amount outstanding under the note was $58,133. The March 1999 Note was repaid by Dr. Goldman in March 2004, at which time the aggregate amount outstanding under the note was $408,331.
      In March 1999, David R. Ditzel, our chief technology officer and one of our directors, exercised options to purchase 500,000 shares of our common stock, and paid for a portion of these shares with a full recourse promissory note bearing interest on the principal amount at a rate of 4.77%. The note was paid in full by Mr. Ditzel in March 2004, at which time the aggregate amount outstanding under the note was $408,541.

Item 14.	Principal Accountant Fees and Services
      The aggregate fees billed by Ernst & Young LLP, our independent registered public accounting firm, for professional services provided for fiscal years ended December 31, 2004 and December 26, 2003, respectively, were as follows:

	2004	2003

Audit Fees	$1,435,620	$623,014
Audit-Related Fees	57,835	13,200
Tax Fees	4,166	109,492
All Other Fees	—	—
      Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and fees for the audit of the our internal control over financial reporting as of December 31, 2004 in accordance with Section 404 of the Sarbanes Oxley Act of 2002.
      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.
      All Other Fees. Consists of fees for products and services other than the services reported above.
Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
      Section 10A(i)(1) of the Securities Exchange Act requires that all audit and non-audit services to be performed by our principal accountants be approved in advance by our audit committee, subject to certain exceptions relating to non-audit services accounting for less than 5% of the total fees paid to our principal accountants that are subsequently ratified by our audit committee. Pursuant to Section 10A(i)(1) of the Securities Exchange Act, our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to our audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis.
      All of the services described above respecting Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the audit committee pursuant to the pre-approval policy, except for services respecting $108,892 of tax fees in 2003, which services were engaged for in 2000 and were completed prior to May 2003 when SEC rules first required that such type of services be pre-approved.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:
      3. Exhibits
      The following exhibits are filed herewith or incorporated by reference herein:

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**

Exhibit
Number		Exhibit Title

10.06		Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.07		Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09		Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10		Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11		Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.12		Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**
10.13		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
10.17		Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.†
10.18		LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.†
10.19		LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.†
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.01		Power of Attorney.
31	.01*	Certification by Arthur L. Swift pursuant to Rule 13a-14(a).
31	.02*	Certification by Mark R. Kent pursuant to Rule 13a-14(a).
32	.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the SEC.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transmeta Corporation

By:	/s/ Arthur L. Swift

Arthur L. Swift
Chief Executive Officer and a Director
+(Principal Executive Officer)
Dated: April 29, 2005

By:	/s/ Mark R. Kent

Mark R. Kent
Chief Financial Officer
+(Principal Financial Officer and
Duly Authorized Officer)
Dated: April 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Murray A. Goldman	Director	April 29, 2005

* R. Hugh Barnes	Director	April 29, 2005

* David R. Ditzel	Director	April 29, 2005

* William P. Tai	Director	April 29, 2005

* T. Peter Thomas	Director	April 29, 2005

* Rick Timmins	Director	April 29, 2005

Signature		Title	Date

*By:	/s/ Mark R. Kent Mark R. Kent, attorney-in-fact		April 29, 2005

/s/ Arthur L. Swift Arthur L. Swift		Director	April 29, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Second Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.01 to Transmeta’s Form 10-K for the year ended December 31, 2000.
3.02	Restated Bylaws. Incorporated by reference to Exhibit 3.06 to Transmeta’s Form S-1 Registration Statement (File No. 333-44030) (the “IPO S-1”).
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware on January 15, 2002. Incorporated by reference to Exhibit 3.02 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
4.01	Specimen common stock certificate. Incorporated by reference to Exhibit 4.01 to the IPO S-1.
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein. Incorporated by reference to Exhibit 4.02 to the IPO S-1.
4.03	Form of Piggyback Registration Rights Agreement. Incorporated by reference to Exhibit 4.03 to the IPO S-1.
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate. Incorporated by reference to Exhibit 4.01 to Transmeta’s Form 8-A Registration Statement filed on January 16, 2002.
10.01	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.01 to the IPO S-1.**
10.02	1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to the IPO S-1.**
10.03	1997 Equity Incentive Plan. Incorporated by reference to Exhibit 10.03 to the IPO S-1.**
10.04	2000 Equity Incentive Plan. Incorporated by reference to Exhibit 4.06 to Transmeta’s Form S-8 Registration Statement filed January 18, 2002.**
10.05	2000 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.08 to Transmeta’s Form S-8 Registration Statement filed May 28, 2002.**
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.08 to the IPO S-1.
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.09 to the IPO S-1.
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.10 to the IPO S-1.
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta. Incorporated by reference to Exhibit 10.11 to the IPO S-1.
10.10	Sublease Agreement, dated as of April 28, 1999, between Transmeta and Xuan Nguyen dba World Marketing Alliance. Incorporated by reference to Exhibit 10.13 to the IPO S-1.
10.11	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.17 to the IPO S-1.**
10.12	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan. Incorporated by reference to Exhibit 10.18 to the IPO S-1.**

Exhibit
Number		Exhibit Title

10.13		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**
10.14		Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation. Incorporated by reference to Exhibit 10.15 to Transmeta’s Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
10.15		Option Amendment and Termination Agreement, dated November 16, 2001, between Transmeta and Merle McClendon. Incorporated by reference to Exhibit 10.17 to the 2001 10-K.**
10.16		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. Incorporated by reference to Exhibit 10.22 to Transmeta’s Form 10-Q for the quarterly period ended June 30, 2002.**
10.17		Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.†
10.18		LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.†
10.19		LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.†
21.01		Subsidiaries. Incorporated by reference to Exhibit 21.01 to the IPO S-1.
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.01		Power of Attorney.
31	.01*	Certification by Arthur L. Swift pursuant to Rule 13a-14(a).
31	.02*	Certification by Mark R. Kent pursuant to Rule 13a-14(a).
32	.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the SEC.