Form 10-Q
period 2005-03-31
TRANSMETA CORP
filed 2005-05-25
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     There were 189,847,966 shares of the Company’s common stock, par value $0.00001 per share, outstanding on May 3, 2005.

TRANSMETA CORPORATION

FORM 10-Q
Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,258	$17,273
Short-term investments	27,720	36,395
Accounts receivable, net of allowance for doubtful accounts of $9 and $9 at March 31, 2005 and December 31, 2004, respectively	4,607	2,290
Inventories	3,180	5,410
Prepaid expenses and other current assets	1,938	2,218

Total current assets	51,703	63,586
Property and equipment, net	1,934	2,187
Patents and patent rights, net	21,215	22,926
Other assets	910	914

Total assets	$75,762	$89,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,996	$6,224
Accrued compensation and related compensation liabilities	2,950	4,189
Accrued inventory-related charges	1,792	4,876
Deferred revenue	14,545	29
Other accrued liabilities	4,576	5,694
Current portion of accrued restructuring costs	2,835	1,557
Current portion of long-term debt and capital lease obligations	269	356

Total current liabilities	28,963	22,925
Long-term accrued restructuring costs, net of current portion	3,286	3,688
Long-term payables, net of current portion	5,000	5,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 189,847,966 at March 31, 2005 and 187,773,293 at December 31, 2004	711,641	709,926
Treasury stock — 796,875 shares in 2004 and 2003	(2,439)	(2,439)
Accumulated other comprehensive loss	(242)	(125)
Accumulated deficit	(670,447)	(649,362)

Total stockholders’ equity	38,513	58,000

Total liabilities and stockholders’ equity	$75,762	$89,613

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Revenue:
Product	$6,406	$5,007
License and service	448	195

Total revenue	6,854	5,202

Cost of revenue	4,913	5,614

Gross profit (loss)	1,941	(412)
Operating expenses:
Research and development(1)(2)	12,222	12,717
Selling, general and administrative(3)(4)	7,956	6,721
Restructuring charges	1,309	—
Amortization of patents and patent rights	1,711	2,404
Stock compensation	(34)	1,350

Total operating expenses	23,164	23,192

Operating loss	(21,223)	(23,604)
Interest income and other, net	246	246
Interest expense	(108)	(15)

Net loss	$(21,085)	$(23,373)

Net loss per share — basic and diluted	$(0.11)	$(0.14)

Weighted average shares outstanding — basic and diluted	189,151	171,869

(1)	Excludes $0 and $127 in amortization of deferred stock compensation for the three months ended March 31, 2005 and 2004, respectively.

(2)	Excludes $(34) and $471 in variable stock compensation for the three months ended March 31, 2005 and 2004, respectively.

(3)	Excludes $0 and $79 in amortization of deferred stock compensation for the three months ended March 31, 2005 and 2004, respectively.

(4)	Excludes $0 and $673 in variable stock compensation for the three months ended March 31, 2005 and 2004, respectively.

(See accompanying notes)

TRANSMETA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(21,085)	$(23,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	(34)	1,350
Depreciation	331	958
Amortization of deferred charges, patents and patent rights	1,711	2,404
Non cash restructuring charges	1,309	—
Changes in operating assets and liabilities:
Accounts receivable	(2,317)	(1,426)
Inventories	2,230	1,039
Prepaid expenses and other current assets	284	(1,204)
Accounts payable and accrued liabilities	4,749	443
Accrued restructuring charges	(433)	(408)

Net cash used in operating activities	(13,255)	(20,217)

Cash flows from investing activities:
Purchase of available-for-sale investments	(5,000)	(45,754)
Proceeds from sale or maturity of available-for-sale investments	13,558	23,857
Purchase of property and equipment	(78)	(695)

Net cash provided by / (used in) investing activities	8,480	(22,592)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	10,223
Proceeds from sales of common stock under ESPP and stock option plans	1,847	2,253
Repayment of notes from stockholders	—	817
Repayment of debt and capital lease obligations	(87)	(116)

Net cash provided by financing activities	1,760	13,177

Change in cash and cash equivalents	(3,015)	(29,632)

Cash and cash equivalents at beginning of period	17,273	83,765

Cash and cash equivalents at end of period	$14,258	$54,133

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.

     The Company has historically reported negative cash flows from its operations. From its inception in 1995 through the first quarter of fiscal 2005, the Company incurred a cumulative loss aggregating $670.4 million, which losses have reduced stockholders’ equity to $38.5 million at March 31, 2005.

     The Company believes that its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and research and development (R&D) expenditures for the next twelve months under the modified business model and related restructuring plan announced by the Company on March 31, 2005. The Company plans to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies to other companies. By increasing its focus on its licensing and service business, the Company hopes to increase revenue from its licensing and service activities in 2005 and beyond. During the first quarter of 2005, the Company also took action to reduce its operating expenses by discontinuing certain of its products, increasing prices for its products, and changing its terms and conditions of sale. On March 31, 2005, the Company announced a strategic restructuring plan that included a reduction of the Company’s workforce. Although the Company believes that its restructuring plan will improve the negative gross margins and further reduce the operating expenses associated with its product business, the Company also anticipates that its modified business model will further reduce its historic business focus on product sales.

     The financial statements of the Company have been presented based on the assumption that the Company will operate as a going concern for at least the next twelve months through March 31, 2006. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

     On February 25, 2005, the Company’s Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 because the Company’s fiscal year 2005 commenced with the end of its fiscal year 2004. The Company’s fiscal year 2004 ended on December 31, 2004. The first quarter of fiscal 2005 ended on March 31, 2005 and the first quarter of fiscal 2004 ended on March 26, 2004. The three-month periods ended March 31, 2005 and March 26, 2004 each consisted of 13 weeks. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions.

2. Net Loss per Share

     Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

     The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands, except
	for per share amounts)
Basic and diluted:
Net loss	$(21,085)	$(23,373)
Basic and diluted:
Weighted average shares used in computing basic and diluted net loss per share	189,151	171,869

Net loss per share — basic and diluted	$(0.11)	$(0.14)

     The Company has excluded all outstanding stock options and warrants from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 36,846,902 and 32,912,286 shares of common stock at March 31, 2005 and 2004, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

     The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” significant interpretation of these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license revenues and maintenance and service revenues are recognized if collectibility is reasonably assured and if the Company is not subject to any future performance obligation. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered. Royalty revenue is recognized upon receipt of royalty payments from customers.

     License and service revenue were $0.4 million and $0.2 million for the three months ended March 31, 2005 and March 31, 2004, respectively. License and service revenue included revenue recognized in connection with a trademark and technology licensing agreement entered during fiscal 2003, which service revenue amounted to $198,000 and $195,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. The remaining license and service revenue of $250,000 for the three months ended March 31, 2005 was related to service revenue for a technology and professional services agreement entered in March 2004. Additionally, the Company received a total of $14.5 million for the three months ended March 31, 2005 for technology transfer service fees related to two agreements with its LongRun2 licensing partners. The Company has not recognized revenue on these amounts, which amounts are included in deferred revenue, as the Company had not completed the delivery of all the required deliverables.

4. Stock Based Compensation

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands, except for
	per share amounts)
Net loss, as reported	$(21,085)	$(23,373)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(34)	1,350
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(2,938)	(10,917)

Pro forma net loss	$(24,057)	$(32,940)

Basic and diluted net loss per share — as reported	$(0.11)	$(0.14)
Basic and diluted net loss per share — pro forma	$(0.13)	$(0.19)

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

	Options		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Expected volatility	0.99	0.79	0.99	1.01
Expected life in years	3.4	4.0	0.5	0.5
Risk-free interest rate	3.6%	2.7%	2.9%	1.1%
Expected dividend yield	0	0	0	0

5. Net Comprehensive Loss

     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three month periods ended March 31, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net loss	$(21,085)	$(23,373)
Net change in unrealized loss on investments	(106)	(2)
Net change in foreign currency translation adjustments	(11)	5

Net comprehensive loss	$(21,202)	$(23,370)

     The components of accumulated other comprehensive income/(loss), net of taxes as of March 31, 2005 and December 31, 2004, respectively, is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Net unrealized loss on investments	$(280)	$(174)
Cumulative foreign currency translation adjustments	38	49

Accumulated other comprehensive loss	$(242)	$(125)

6. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Work in progress	$2,429	$4,158
Finished goods	751	1,252

	$3,180	$5,410

     In the first quarter of fiscal 2005, the Company recorded a charge of approximately $0.2 million to cost of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of cost or market considerations, the Company reviews the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $3.2 million and $5.4 million of net inventory on hand at March 31, 2005 and December 31, 2004, respectively, $1.1 million and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For the first quarter of fiscal 2005 and 2004, the Company recorded a benefit to gross margin from the sale of previously written down inventory of $1.2 million and $34,000, respectively. In the first quarter of fiscal 2005, the Company experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of the Company’s intention to discontinue certain products and to substantially raise the ASPs on other products, which increased demand and ASPs resulted in approximately $0.6 million of the $1.2 million benefit noted above. Also included in the benefit of $1.2 million noted above was $0.6 million associated with the sale in the first quarter of fiscal 2005 of inventory that was improperly written down in the fourth quarter of fiscal 2004. The Company expects to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory but does not expect such benefit to be material to any future period. Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.

7. Deferred Revenue

     The Company received a total of $14.5 million for the three months ended March 31, 2005 for technology transfer service fees related two agreements with its LongRun2 licensing partners. The Company has not recognized revenue on these amounts, as the Company had not completed the delivery of all the required deliverables.

8. Restructuring Charges

     In the first quarter of fiscal 2005, Transmeta recorded a $1.3 million restructuring charge as a result of the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing its product business on a modified basis. The restructuring charge recorded in connection with this March 2005 restructuring consisted primarily of workforce reduction costs for termination benefits. The Company expects to pay this charge in the second quarter of fiscal 2005 for the approximately 51 employees that were terminated on March 31, 2005. Additionally, the Company anticipates recording a workforce reduction charge of between $0.4 million and $0.6 million in future periods, primarily for severance and fringe benefits related to the 14 employees that are on transition. The Company will accrue for these charges as the related liabilities are incurred. Of this amount, the Company expects to pay between $0.3 million and $0.5 million during the second quarter of fiscal 2005 and $0.1 million in the third quarter of fiscal 2005 as the employees terminate during these periods.

     In the second quarter of fiscal 2002, the Company recorded a $10.6 million restructuring charge as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charge consisted primarily of lease costs, equipment write-offs and other costs as the Company identified a number of leased facilities as well as leased and owned equipment that were no longer required.

     During the fourth quarter of fiscal 2003, the Company reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions.

     During the third quarter of fiscal 2004, the Company reassessed the adequacy of the remaining accrual and adjusted the accrued restructuring costs as a result of an update in certain underlying assumptions. In view of current market conditions, the Company has no assumptions of subleasing previously vacated space that remains unused as of September 30, 2004. As a result of this update in assumptions, the Company adjusted the accrued restructuring costs and recorded a charge of $0.9 million in restructuring charges.

     Accrued restructuring charges consist of the following at March 31, 2005 (in thousands):

Charges Recorded
in connection with the June 2002
Restructuring
Building Leasehold Costs
Balance at December 31, 2004	$5,245
Cash drawdowns	(433)

Balance at March 31, 2005	$4,812

9. Related Party Transaction

     Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized license revenue of $198,000 and $195,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

10. Geographic and Customer Concentration Information

     The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Customer:
Customer A	28%	55%
Customer B	15%	13%
Customer C	15%	* %
Customer D	13%	* %
Customer E	* %	15%

*	represents less than 10% of total revenue

     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Customer A	32%	31%
Customer B	21%	28%
Customer C	20%	* %
Customer D	14%	* %
Customer E	* %	16%

*	represents less than 10% of net accounts receivable

11. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R); requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC announced the adoption of a new rule which amends the effective date for SFAS 123(R). The requirements of SFAS 123(R) are effective for annual fiscal periods beginning after June 15, 2005. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS 123(R).

12. Legal Proceedings

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

13. Subsequent Events

     On May 12, 2005, Transmeta Corporation, a Delaware corporation, and Microsoft Corporation, a Washington corporation, entered into a series of related definitive development services agreements (collectively, the “Microsoft Agreement”). Under the Microsoft Agreement, Transmeta will provide development services to Microsoft relating to a proprietary Microsoft project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.

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

     In January 2005, we announced that we were critically evaluating the economics of our microprocessor product business; that we intended to modify our business model during the first quarter of 2005 to increase our efforts to license our intellectual property and advanced technologies; and that we would announce a modified business model and related restructuring plan on or about March 31, 2005. During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. By increasing our focus on our licensing and service business, we expect to increase revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, we also took action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale. On March 31, 2005, we announced a strategic restructuring plan that included a reduction of our workforce. Although we anticipate that our restructuring plan will improve the negative gross margins and further reduce our operating expenses associated with our product business, we also anticipate that our modified business model will further reduce our historic business focus on product sales.

     Our restructuring plan included a reorganization of our management team and some changes in our executive officers. Arthur L. Swift, formerly our Senior Vice President of Marketing, was promoted and appointed as President and Chief Executive Officer of the Company on March 31, 2005. Matthew R. Perry, our President and Chief Executive Officer since April 2002, and Fred Brown, our Senior Vice President of Worldwide Sales since October 2001, both left the Company on March 31, 2005.

     In addition, as part of our modified business model, we have continued our efforts to develop strategic alliances with other companies that could enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. For example, on March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). Under that agreement, which has a term of two years unless terminated earlier, Transmeta will provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group. We believe that our March 2005 agreement with Sony Group will make a positive contribution to our operations, consistent with our modified business model, beginning in the second quarter of 2005. We are currently engaged in discussions with other companies regarding potential strategic alliance and engineering services agreements that would enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways.

     Our total revenue for the first three months in fiscal 2005 was $6.9 million, compared to $5.2 million in the corresponding period last year. Our total revenue increased primarily due to an increase in units shipped for our Efficeon products and an increase in customer demand for the products for which we had issued end-of-life notices. As a percent of product revenue, our product gross margin was 25.8% for the first three months in fiscal 2005, compared to negative 7.3% for the corresponding period last year. The increase in our gross margin was primarily attributed to the positive gross margin from sales of inventory that had been written down in prior periods in anticipation of reduced customer demand for certain products. In addition and to a lesser extent, lower manufacturing costs due to reduced average unit cost to manufacture our products contributed to the increase in gross margin in the first quarter of fiscal 2005. To a lesser extent, the higher ASPs associated with the sales of our Efficeon products also contributed to our increased product gross margins.

     We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product and licensing revenues has not been sufficient to cover our operational cash requirements. Our total operating expenses were $23.2 million for the first three months in fiscal 2005, compared to $23.2 million for the corresponding period last year. Our net loss was $21.1 million for the first three months in fiscal 2005, compared to $23.4 million for the corresponding period last year. Historically we have incurred significant losses, and as of March 31, 2005, we had an accumulated deficit of $670.4 million. We expect to improve our results of operations by increasing our focus on our licensing and service business and to improve the gross margins associated with the sales of our 90 nanometer Efficeon microprocessors with an increase in product prices and favorable changes to our terms and conditions of sale. We expect to reduce our overall operating expenses in 2005 based on our modified business model.

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months on the modified business model and related restructuring plan that we announced on March 31, 2005.

     On February 25, 2005, the Company’s Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 because the Company’s fiscal year 2005 commenced with the end of its fiscal year 2004. The Company’s fiscal year 2004 ended on December 31, 2004. The first quarter of fiscal 2005 ended on March 31, 2005 and the first quarter of fiscal 2004 ended on March 26, 2004.

For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions.

Critical Accounting Policies

     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 29, 2005. There have been no changes in any of our critical accounting policies since December 31, 2004.

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

	Three Months Ended
	March 31,	March 31,
	2005	2004
Product:
Thin client desktop	39%	55%
Embedded/servers	30%	4%
Notebook computers	19%	28%
Tablet PCs	3%	9%
UPCs	2%	—%
License and service:	7%	4%

     With the introduction of our TM8000 Efficeon products for the embedded and server computing market segment, we saw an increase in revenue for this market segment. Although our products continue to be used in the thin client desktops and notebook computers, our revenue from these market segments, as a percentage of total product revenue, decreased for the three months ended March 31, 2005 compared to the corresponding period last year. Tablet PCs revenues declined as a result of a product line transition within a major customer account. UPCs revenue reflects the launch of that platform in late 2004.

     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Customer:
Customer A	28%	55%
Customer B	15%	13%
Customer C	15%	* %
Customer D	13%	* %
Customer E	* %	15%

*	represents less than 10% of total revenue

     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at March 31, 2005 and December 31, 2004:

	Three Months Ended
	March 31,	December 31,
	2005	2004
Customer A	32%	31%
Customer B	21%	28%
Customer C	20%	* %
Customer D	14%	* %
Customer E	* %	16%

*	represents less than 10% of net accounts receivable

     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands)
Product	$6,406	$5,007
License and service	448	195

Total revenue	$6,854	$5,202

     Total revenue was $6.9 million for the three months ended March 31, 2005, compared to $5.2 million for the corresponding period last year, representing an increase of $1.7 million, or 32.7%.

     Product revenue increased $1.4 million, from $5.0 million for the three months ended March 31, 2004 to $6.4 million for the three months ended March 31, 2005. The increase was due to increased revenue from our Efficeon products, which had their first full year of sales in fiscal 2004. Revenue from Efficeon represented 29% of total revenue for the three months ended March 31, 2005, compared to 17% of total revenue for the corresponding period in the prior year. Additionally, we saw an increase in units shipped for our Crusoe product line, as a result of an increase in customer demand for Crusoe products for which we had issued end-of-life notices.

     License and service revenue included revenue recognized in connection with a trademark and technology licensing agreement entered during fiscal 2003, which service revenue amounted to $198,000 and $195,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. The remaining license and service revenue of $250,000 for the three months ended March 31, 2005 was related to service revenue for a technology and professional services agreement entered in March 2004.

     In addition, we received a total of $14.5 million during the three months ended March 31, 2005 for technology transfer fees and maintenance service fees related to two agreements with two licensees of our proprietary LongRun2 advanced power management and transistor leakage control technologies. We have not recognized revenue on these amounts, which are instead included in deferred revenue, because we had not completed the delivery of all the required deliverables.

Product Gross Margin

     Our product gross margin is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Product revenue	100.0%	100.0%

Product cost	85.8%	98.3%
Underabsorbed overhead	4.4%	9.7%
Charges for inventory and other adjustments	3.2%	—%
Benefits to gross margin from the sale of previously written down inventory	(19.2)%	(0.7)%

Cost of product revenue	74.2%	107.3%

Gross margin	25.8%	(7.3)%

     Product gross margin was 25.8% for the three months ended March 31, 2005, compared to negative 7.3% for the corresponding period last year. As a percent of product revenue, our product costs decreased 12.5 percentage points, to 85.8% for the three months ended March 31, 2005, from 98.3% for the corresponding period last year. Gross margin was adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For the three months ended March 31, 2005, these unabsorbed costs were $0.3 million, or 4.4% of product revenue, compared to $0.5 million, or 9.7% of product revenue, for the same period in the prior year. The decrease in our product costs was primarily the result of lower manufacturing costs associated with the Efficeon TM8000 processors, which had higher costs in the first quarter of fiscal 2004 when the product was new to the market. Additionally, the activities from which manufacturing costs are allocated to overhead has decreased from the comparable period in the prior year.

     For the three months ended March 31, 2005, we recorded inventory-related charges of $0.2 million consisting of charges related to excess quantities and net realizable value of inventory on hand. These charges primarily related to our Crusoe and 130 nanometer Efficeon processors.

     Of the $3.2 million and $5.4 million net inventory on hand at March 31, 2005 and December 31, 2004, respectively, $1.1 million and $2.4 million of net inventory, respectively, were adjusted to their net realizable value, which was lower than cost. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. The benefit to gross margin from the sale of previously written down inventory was $1.2 million and $34,000 for the three months ended March 31, 2005 and 2004, respectively. The write down of inventory in prior periods was based on historical sales trends which suggested that the carrying value of the related inventory exceeded its anticipated realizable value. However, in the first quarter of fiscal 2005, we experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on other products, which increased demand and ASPs resulted in approximately $0.6 million of the $1.2 million benefit noted above.

     Also included in the benefit of $1.2 million discussed above was $0.6 million associated with the sale in the first quarter of fiscal 2005 of inventory that was improperly written down in the fourth quarter of fiscal 2004. We expect to realize additional gross margin benefit in future periods from the sale of such inventory, but we do not expect such benefit to be material to any future period.

     In addition, future gross margin benefit is expected to be realized as a result of sales order activity and pricing levels higher than those previously anticipated at the time the related inventory was written down.

Research and Development

     Research and development (R&D) expenses were $12.2 million for the three months ended March 31, 2005, compared to $12.7 million for the corresponding period in the prior year, representing an increase of $0.5 million, or 3.9%. The decrease in R&D expenses was due to decreased non-recurring engineering charges of $1.7 million and depreciation and software maintenance expenses of $1.0 million, partially offset by increased compensation-related expenses of $2.1 million. The decrease in non-recurring engineering charges was primarily due to our decision to modify our product business by providing customers with our Crusoe and 130nm Efficeon processors on an end-of-life basis only, and by continuing to manufacture select models of our 90nm Efficeon processor for critical customers under modified terms and conditions. The decrease in depreciation expenses was primarily due to certain property and equipment being written off when we performed an impairment assessment of long-lived assets during the fourth quarter of fiscal 2004. The increase in compensation-related expenses was primarily the result of a program that we had put in place to retain employees until we had announced our strategic restructuring plan on March 31, 2005. We anticipate that our research and development spending in future periods will be invested to further develop our advanced power management and other computing technologies.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses were $8.0 million for the three months ended March 31, 2005, compared to $6.7 million for the corresponding periods last year, representing an increase of $1.3 million, or 19.4%. The increase in SG&A expenses was due to increases in consultant and accounting expenses of $1.4 million and compensation-related expenses of $0.8 million, partially offset by decreases in advertising expenses of $0.3 million and travel and tradeshow expense of $0.2 million. The increased consultant and accounting expenses were primarily due to costs incurred in relation to efforts to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002 as well as increased costs for financial advisory services. The increase in compensation-related expenses was primarily the result of a program that we had put in place to retain employees until we had announced our strategic restructuring plan on March 31, 2005. Advertising and travel and tradeshow expenses had decreased primarily due to decreased activities to promote awareness of our product line of business in connection with our decision to focus our ongoing efforts on licensing advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing our product business on a modified basis.

Restructuring Charges

     In the three month period ended March 31, 2005, we recorded restructuring charges of $1.3 million, primarily comprised of severance and termination charges related to the reduction in workforce in connection with our strategic restructuring plan. We expect to pay this charge in the second quarter of fiscal 2005 for the approximately 51 employees that were terminated on March 31, 2005. Additionally, we anticipate recording a workforce reduction charge of between $0.4 million and $0.6 million in future periods, primarily for severance and fringe benefits related to the 14 employees that are on transition. Of this amount, we expect to pay between $0.3 million and $0.5 million during the second quarter of fiscal 2005 and $0.1 million in the third quarter of fiscal 2005.

Amortization of Deferred Charges, Patents and Patent Rights

     Amortization of deferred charges, patents and patent rights were $1.7 million for the three months ended March 31, 2005, compared to $2.4 million for the corresponding period last year. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights. The decreases can be attributed to a decrease in accretion expenses, as the liabilities associated with the patents and patent rights have been either paid in full or accreted to its future value as of December 31, 2004.

Stock Compensation

     Stock compensation was a credit of $34,000 for the three months ended March 31, 2005 compared to a charge of $1.4 million for the same period last year.

     As we had completed the amortization of deferred stock compensation during the fourth quarter of fiscal 2004, no additional amortization expenses were recorded for the three months ended March 31, 2005. Net amortization of deferred stock compensation for the three months ended March 31, 2004 was $0.2 million.

     Variable stock compensation is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the three months ended March 31, 2005 was a credit of $34,000, primarily as a result of the lower market value of our common stock at March 31, 2005 compared to December 31, 2004, the previously valued date. This compares to a charge of $1.1 million in variable stock compensation for the same period last year, which was comprised of $0.5 million in expenses related to adjustments made for certain notes receivable from stockholders that had been fully paid and $0.6 million in expenses related to the higher market price of our common stock at the time of repayment of notes from stockholders compared to fiscal year end 2003.

Interest Income and Other, Net and Interest Expense

     Interest income and other, net was $0.2 million for the three months ended March 31, 2005, compared to $0.2 million for the corresponding period last year. Interest expense was $0.1 million for the three months ended March 31, 2005, compared to $15,000 for the corresponding period last year. The increase in interest expense was primarily the result of interest expense related to the $5.0 million in long-term payables for a technology license agreement.

Liquidity and Capital Resources

     We have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the first quarter of fiscal year 2005, we incurred a cumulative loss aggregating $670.4 million, which included net losses of $21.1 million in the first quarter of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $38.5 million at March 31, 2005.

     As of March 31, 2005 we had $42.0 million in cash, cash equivalents and short-term investments compared to $53.7 million at December 31, 2004.

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the modified business model and related restructuring plan that we announced on March 31, 2005. During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. By increasing our focus on our licensing and service business, we expect to increase revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, we also took action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale. On March 31, 2005, we announced a strategic restructuring plan that included a reduction of our workforce. Although we anticipate that our restructuring plan will improve the negative gross margins and further reduce our operating expenses associated with our product business, we also anticipate that our modified business model will further reduce our historic business focus on product sales.

     In addition, as part of our modified business model, we have continued our efforts to develop strategic alliances with other companies that could enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. For example, on March 31, 2005, we entered into and announced a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). Under that agreement, which has a term of two years unless terminated earlier, Transmeta will provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group. We believe that our March 2005 agreement with Sony Group will make a positive contribution to our operations, consistent with our modified business model, beginning in the second quarter of 2005. We are currently engaged in discussions with other companies regarding potential strategic alliance and engineering services agreements that would enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. Although it is possible that we might raise additional operating capital or create new prospects by means of one or more strategic alliances with other companies, we have no assurance that we will achieve any such strategic alliance or that any such strategic alliance, if achieved, will prove favorable for us or our business.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern under our modified business model, and we believe that, despite the many risks and contingencies relating to our modified business model and related restructuring plan, our recent changes to our business model and our implementation of that restructuring plan have eliminated any substantial doubt about our ability to continue as a going concern until at least March 31, 2006.

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

     The following comparison table summarizes our usage of cash and cash equivalents for the three months ended March 31, 2005 and the three months ended March 31, 2004:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(13,255)	$(20,217)
Net cash provided by/(used in) investing activities	8,480	(22,592)
Net cash provided by financing activities	1,760	13,177

Decrease in cash and cash equivalents	$(3,015)	$(29,632)

     Net cash used in operating activities was $13.3 million for the three months ended March 31, 2005, compared to $20.2 million for the corresponding period in fiscal 2004. Net cash used during the first three months of fiscal 2005 was primarily the result of a net loss of $21.1 million and an increase in accounts receivable of $2.3 million. The net loss and changes in operating assets and liabilities were partially offset by an increase in accounts payable and other accrued liabilities of $4.7 million, a decrease in inventory of $2.2 million, non-cash charges related to amortization of patents and patent rights of $1.7 million and non-cash restructuring charges of $1.3 million. The increase in the accounts receivable balance was primarily attributed to increased product sales for the three months ended March 31, 2005 compared to the corresponding period last year. The increase in accounts payable and other accrued liabilities was primarily attributed to increased deferred revenue from licensees of our proprietary LongRun2 technologies for power management and transistor leakage control, offset by decreases in accounts payable and accrued inventory-related charges.

     Net cash provided by investing activities was $8.5 million for the three months ended March 31, 2005, compared to net cash used in investing activities of $22.6 million for the corresponding period in fiscal 2004. This change was primarily due to $8.6 million in net proceeds from the maturity of available-for-sale investments for the first three months of fiscal 2005, compared to $21.9 million in net purchases of available-for-sale investments for the same period last year.

     Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2005, compared to $13.2 million for the corresponding period in fiscal 2004. For the three months ended March 31, 2005, we received $1.8 million in net proceeds from sales of common stock under our employee stock purchase and stock options plans, compared to $2.3 million for the same period last year. Additionally, we received $10.2 million in 2004 when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering.

     At March 31, 2005, we had $14.3 million in cash and cash equivalents and $27.7 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Contractual Obligations

     At March 31, 2005, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
	(In thousands)
Capital Lease Obligations	$278	$278	$—	$—
Operating Leases(1)	$15,208	$4,579	$10,613	16
Unconditional Purchase Obligations(2)	$4,267	$3,398	$869	—
Other Obligation(3)	$6,804	$1,804	$5,000	—

Total	$26,557	$10,059	$16,482	$16

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

(3)	Other obligation represents payments of $5.0 million to our development partner and payments of $1.8 million pertaining to our restructuring charge.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment.” SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC announced the adoption of a new rule which amends the effective date for SFAS 123(R). The requirements of SFAS 123(R) are effective for annual fiscal periods beginning after June 15, 2005. SFAS 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating the impact of the adoption of SFAS 123(R).

Risks that Could Affect Future Results

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

We have a history of losses, expect to incur further significant losses and must develop and successfully execute on a modified business model and restructuring plan if we are to sustain our operations.

     We have historically reported negative cash flows from operations because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $670.4 million, which includes net losses of $21.1 million during the first three months of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $38.5 million at March 31, 2005.

     At the end of 2004, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through the end of 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Accordingly, we undertook a critical evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors, and we announced a modified business model and a related restructuring plan based in part on that evaluation in March 2005. We must execute successfully on our modified business model and related restructuring plan in order to continue to operate for a period that extends at least through March 31, 2006.

We might fail to execute our restructuring plan or to operate successfully under our modified business model.

     In March 2005, we announced a modified business model and related restructuring plan. As part of this modified business model, we have decided to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing our product business on a modified basis to focus on those customer opportunities and product models that are economically advantageous for the company. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to develop viable products or technologies, achieve market acceptance for our products or technologies, earn adequate revenues from the sale of our products or from our licensing and services business, or achieve profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.

Our restructuring plan and related reductions in our workforce may adversely affect the morale and performance of our personnel, the rate of attrition among our personnel, our ability to hire new personnel and our ability to conduct our business operations.

     As part of our effort to reduce operating expenses under our modified business model, we announced a financial restructuring and related reduction in our workforce on March 31, 2005. Our restructuring plan includes the termination of employment of some of our employees and contractors, and included a reorganization of our management team and some changes in our executive officers. Our restructuring plan and related workforce reduction will cause us to incur substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek other employment, including opportunities with more established companies or with smaller, private companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.

We might not be able to execute on our modified business model and restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

     Our success under our modified business model and restructuring plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We have recently lost some of our executive management. For instance, Matthew R. Perry, our President and Chief

Executive Officer since April 2002, and Fred Brown, our Senior Vice President of Worldwide Sales since October 2001, both left the Company in March 2005, and Ray Holzworth, our Vice President of Operations since August 2002, left the Company in February 2005. Others have joined us in key management roles only recently. In March 2005, Arthur L. Swift, formerly our Senior Vice President of Marketing, became our President and Chief Executive Officer, and in September 2004, Mark R. Kent joined us as our Chief Financial Officer. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model or restructuring plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.

     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under our modified business model and related restructuring plan, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. In addition, we may begin to generate positive cash flow from operations later than anticipated or we may never generate positive cash flow from operations. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

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

We may fail to meet the continued listing requirements of the Nasdaq Stock Market, which may cause our stock to be delisted and result in reduced liquidity of our stock, reduce the trading price of our stock, and impair our ability to raise financing.

     We have recently received notices of potential delisting of our stock from the Nasdaq National Market based on our failure to satisfy certain continued listing requirements of the Nasdaq National Market, and we may be unable to satisfy those requirements in the future. To maintain our listing on the Nasdaq National Market, we are required, among other things, both to make timely regular filings of periodic reports with the SEC and to maintain a minimum bid price per share of at least $1.00. On May 18, 2005, we received notice from the Nasdaq Listing Qualifications staff indicating that because the Nasdaq Stock Market had not as of that date received this report on Form 10-Q for the period ended March 31, 2005, our securities are subject to potential delisting from the Nasdaq Stock Market and, as a result of our filing delinquency, a fifth character, “E,” was appended to our trading symbol, changing it from TMTA to TMTAE. On May 19, 2005, we received notice from the Nasdaq National Market that the daily minimum bid price of our common stock had fallen, and remained below, $1.00 for 30 consecutive business days. As a result, we were as of that date out of compliance with the $1.00 minimum bid price for continued inclusion of our common stock in the Nasdaq National Market and have, under Nasdaq rules, until November 15, 2005 to achieve compliance with the minimum bid price rule. We might not be able to regain compliance with that rule. If we are unable to regain compliance, our common stock may be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. The loss or discontinuation of our Nasdaq National Market listing may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

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

     During the first quarter of 2005, as part of our transition to a modified business model, we began taking action to reduce our operating expenses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. Accordingly, we have advised our customers that we plan to discontinue production of our Crusoe products during 2005. We have provided our Crusoe customers an End-of-Life notice and we will continue to work closely with our customers during this transition period. Based upon our review of critical customer needs, we have also decided to narrow our Efficeon product line and announced to our customers that certain versions of the Efficeon products will be discontinued. Our modified business model will further reduce our historic business focus on product sales, and we will further reduce operating expenses associated with our product business as part of our restructuring plan, including the reduction of our workforce. The actions that we have taken or contemplate taking likely will result in lost sales as target customers design a competitor’s microprocessor into their product, to replace our own microprocessors. We expect to continue evaluating the business of designing, developing and selling our Efficeon processors, and we may decide to discontinue some or all of our remaining Efficeon products in 2005 as we refine our modified business model.

The success of our licensing and service business depends on maintaining and increasing our LongRun2 licensing revenue.

     Our licensing and service revenue was $0.4 million during the first three months of 2005, $10.7 million in fiscal year 2004 and $1.1 million in fiscal year 2003. In 2005, our licensing and service revenue will depend upon revenue that we receive from existing licensing agreements and our entering into new licensing agreements. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies.

     We have not yet earned or received any royalties under any of our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees incorporating our technology into their manufacturing and products, their bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:

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

     The modification of our business model will further reduce our historical business focus on product sales, and we will further reduce operating expenses associated with our product business as part of our restructuring plan, including the reduction of our workforce. Our restructuring plan will likely substantially limit our resources and ability to pursue opportunities in emerging markets for which our products are suited, including new classes of computing devices such as UPCs and other unique PC form factors, which require newly developed technologies, extensive development time, and marketing support.

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

     We also expect to face substantial competition in our licensing and services business, in which we have focused primarily on licensing our advanced power management and transistor leakage control technologies. The development of such technologies is an emerging field subject to rapid technological change, and our competition is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company having developed, offered or demonstrated any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Indeed, all of our current and prospective licensees are larger, technologically sophisticated companies, which generally have significant resources and internal efforts to develop their own technological solutions.

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

     Our customer base for product sales is highly concentrated. For example, sales to four customers in the aggregate accounted for 71% of total revenue during the first three months of fiscal 2005. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon the timing and size of future purchase orders, if any, from these customers and new customers and, among other things, the success of our customers in marketing products that incorporate our products, the product requirements of our customers; and the financial and operational success of our customers.

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

     The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. In addition, the average selling price of any particular microprocessor product has historically decreased substantially over its life, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing products to fully meet customer demands, particularly in view of our restructuring plan.

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

     In compliance with the Sarbanes-Oxley Act of 2002, we recently completed our system and financial process evaluation and testing required for our management to assess the effectiveness of our system of internal control over financial reporting as of December 31, 2004 and March 31, 2005. In our evaluation, we identified certain material weaknesses as set out in Item 9A “Controls and Procedures” of our reports on Form 10-K and Form 10-K/A for the year ended December 31, 2004, and below in Part I, Item 4 “Controls and Procedures” of this report on Form 10-Q. We have taken and are taking steps to remediate the material weaknesses in our system of internal control over financial reporting, but we have not completed our remediation effort, and there can be no assurance that we will completely remediate our material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective and that our independent registered public accounting firm will be able to express an opinion on the effectiveness of our internal control over financial reporting in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of March 31, 2005, we had cash equivalents and available-for-sale investments of $42.0 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at March 31, 2005.

     Foreign Currency Exchange Risk. To date, all of our sales and substantially all of our expenses are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As described below, we have identified and reported to our audit committee of our board of directors and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Based on this assessment, management identified material weaknesses in internal control over financial reporting in the following six areas:

•	Period-end close and financial reporting;

•	Contract administration;

•	Inventory and cost accounting;

•	Inadequate technical accounting staff;

•	Fixed asset accounting; and

•	Segregation of duties in Accounts Payable function.

For information relating to the insufficient controls that resulted in the material weaknesses noted above, please see the discussion under “Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting” contained in our report on Form 10-K/A for the year ended December 31, 2004.

Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting

     During the first quarter of 2005, we focused our efforts on assessing our accounting and finance staff requirements and began to interview qualified accounting and finance staff in order to augment the expertise of our finance department, and to more effectively and efficiently address the material weaknesses noted above. We also continue to work closely with our financial advisors to assist us in addressing our control deficiencies and to improve our internal control infrastructure.

     We anticipate that our remediation will continue throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions. Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we are endeavoring to complete the remediation of all material weaknesses by the end of the fourth quarter of fiscal 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above.

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.20*	Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation. +

10.21*	Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry. **

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title
31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     ** Management contract or compensatory agreement.

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
Mark R. Kent
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 25, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.20*	Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation. +

10.21*	Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry. **

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     ** Management contract or compensatory agreement.

     + Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.