Form 10-Q
period 2005-06-30
TRANSMETA CORP
filed 2005-08-15
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     There were 189,847,966 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on July 29, 2005.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,839	$17,273
Short-term investments	27,786	36,395
Accounts receivable, net of allowance for doubtful accounts of $9 and $9, respectively	10,232	2,290
Inventories	1,719	5,410
Prepaid expenses and other current assets	3,058	2,218

Total current assets	61,634	63,586
Property and equipment, net	1,819	2,187
Patents and patent rights, net	19,502	22,926
Other assets	924	914

Total assets	$83,879	$89,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,769	$6,224
Accrued compensation and related compensation liabilities	2,715	4,189
Accrued inventory-related charges	671	4,876
Advances from customers	5,310	—
Deferred income	15,518	29
Other accrued liabilities	2,622	5,694
Current portion of accrued restructuring costs	1,758	1,557
Short-term note payable	5,000	—
Current portion of capital lease obligations	181	356

Total current liabilities	35,544	22,925
Long-term accrued restructuring costs, net of current portion	2,929	3,688
Long-term note payable, net of current portion	—	5,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 189,847,966 and 187,773,293, respectively	711,646	709,926
Treasury stock shares — 796,875 and 796,875, respectively	(2,439)	(2,439)
Accumulated other comprehensive loss	(186)	(125)
Accumulated deficit	(663,615)	(649,362)

Total stockholders’ equity	45,406	58,000

Total liabilities and stockholders’ equity	$83,879	$89,613

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Form 10-K as amended for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004*	2005	2004*
Revenue:
Product	$7,068	$5,673	$13,474	$10,680
License	10,000	—	10,000	—
Service	7,634	327	8,082	522

Total revenue	24,702	6,000	31,556	11,202

Cost of revenue:
Product	3,950	9,162	8,702	14,534
License	25	—	25	—
Service	4,152	102	4,313	344

Total cost of revenue	8,127	9,264	13,040	14,878

Gross profit (loss)	16,575	(3,264)	18,516	(3,676)
Operating expenses:
Research and development(1)(2)	2,991	13,719	15,213	26,436
Selling, general and administrative(3)(4)	4,996	7,418	12,952	14,139
Restructuring charges, net	46	—	1,355	—
Amortization of patents and patent rights	1,711	2,347	3,422	4,751
Stock compensation	(14)	230	(48)	1,580

Total operating expenses	9,730	23,714	32,894	46,906

Operating income (loss)	6,845	(26,978)	(14,378)	(50,582)
Interest income and other, net	93	243	339	489
Interest expense	(106)	(20)	(214)	(35)

Net income (loss)	$6,832	$(26,755)	$(14,253)	$(50,128)

Net income (loss) per share — basic and diluted	$0.04	$(0.15)	$(0.08)	$(0.29)

Weighted average shares outstanding — basic	189,848	174,006	189,848	172,938

Weighted average shares outstanding — diluted	190,081	174,006	189,848	172,938

*	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.

(1)	Excludes $0 and $228 in amortization of deferred stock compensation for the three months ended June 30, 2005 and 2004, respectively, and $0 and $355 for the six months ended June 30, 2005 and 2004, respectively.

(2)	Excludes $(14) and $(109) in variable stock compensation for the three months ended June 30, 2005 and 2004, respectively, and $(48) and $362 for the six months ended June 30, 2005 and 2004, respectively.

(3)	Excludes $0 and $126 in amortization of deferred stock compensation for the three months ended June 30, 2005 and 2004, respectively, and $0 and $205 for the six months ended June 30, 2005 and 2004, respectively.

(4)	Excludes $0 and $(15) in variable stock compensation for the three months ended June 30, 2005 and 2004, respectively, and $0 and $658 for the six months ended June 30, 2005 and 2004, respectively.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004*
Cash flows from operating activities:
Net loss	$(14,253)	$(50,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	(48)	1,580
Depreciation	635	1,878
Amortization of patents and patent rights	3,424	4,751
Changes in operating assets and liabilities:
Accounts receivable	(7,942)	(1,773)
Inventories	3,691	(2,550)
Prepaid expenses and other current assets	(850)	(627)
Accounts payable and accrued liabilities	7,495	7,150
Accrued restructuring charges	(558)	(907)

Net cash used in operating activities	(8,406)	(40,626)

Cash flows from investing activities:
Purchase of available-for-sale investments	(12,000)	(66,754)
Proceeds from sale or maturity of available-for-sale investments	20,548	44,726
Purchase of property and equipment	(267)	(1,692)
Payment of patent and patent rights	—	(7,500)

Net cash provided by (used in) investing activities	8,281	(31,220)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	10,223
Proceeds from sales of common stock under ESPP and stock option plans	1,848	3,113
Repayment of notes from stockholders	18	857
Repayment of debt and capital lease obligations	(175)	(199)

Net cash provided by financing activities	1,691	13,994

Change in cash and cash equivalents	1,566	(57,852)

Cash and cash equivalents at beginning of period	17,273	83,765

Cash and cash equivalents at end of period	$18,839	$25,913

*	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.
(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include license revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     Except for the second quarter of fiscal 2005, the Company has historically reported negative cash flows from its operations. From its inception in 1995 through the second quarter of fiscal 2005, the Company incurred a cumulative loss aggregating $663.6 million, which losses have reduced stockholders’ equity to $45.4 million at June 30, 2005.
     The Company believes that its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and research and development (R&D) expenditures for the next twelve months under the modified business model and related restructuring plan announced by the Company on March 31, 2005. During the first quarter of 2005, the Company began modifying its business model to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies to other companies. The Company entered into two separate design services and development services agreements, one with Sony Computer Entertainment Inc. and Sony Corporation in March 2005, and another with Microsoft Corporation in May 2005. Reflecting the Company’s increased focus on licensing and service businesses, revenue increased from those activities during the three months ended June 30, 2005, and we expect continuing revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, the Company also took actions to reduce operating expenses by discontinuing certain of its products, increasing prices for its products, changing terms and conditions of sale, and reducing its workforce as part of a strategic restructuring plan announced on March 31, 2005. As a result of those actions, the Company’s gross margins improved and further reduced its operating expenses associated with the product business, although the Company anticipates that those actions will further reduce its historic business focus on product sales.
     For the six months ended June 30, 2005, the Company incurred a net loss of $14.3 million and negative cash flows from operations of $8.4 million, although activities taken under the Company’s modified business model resulted in net income and positive cash flows from operations in the second quarter of 2005.
     The financial statements of the Company have been presented based on the assumption that the Company will operate as a going concern for at least the next twelve months through June 30, 2006. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
     On February 25, 2005, the Company’s Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 because the Company’s fiscal year 2005 commenced with the end of its fiscal year 2004. The Company’s fiscal year 2004 ended on December 31, 2004. The second quarter of fiscal 2005 ended on June 30, 2005 and the second quarter of fiscal 2004 ended on June 25, 2004. The three-month periods ended June 30, 2005 and June 25, 2004 each consisted of 13 weeks. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions.

2. Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest income and other income (expense). Realized gains and losses are recognized based on the specific identification method.
     Marketable securities as of June 30, 2005 and December 31, 2004, which are classified as available-for-sale, are summarized below (in thousands):

					Classified on Balance Sheet as:
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-term
	cost	Gains	Losses	Fair Value	Equivalents	Investments
As of June 30, 2005
US Government debt securities	$28,000	$—	$(214)	$27,786	$—	$27,786
Money Market Funds	18,839	—	—	18,839	18,839	—

Total	$46,839	$—	$(214)	$46,625	$18,839	$27,786

As of December 31, 2004
US Government debt securities	$21,000	$1	$(168)	$20,833	$—	$20,833
Commercial paper	15,569	—	(7)	15,562	—	15,562
Money Market Funds	17,273	—	—	17,273	17,273	—

Total	$53,842	$1	$(175)	$53,668	$17,273	$36,395

3. Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended June 30, 2005, diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. In the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, diluted net (loss) per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 34,853,387 and 40,556,561 for the three and six months ended June 30, 2005, respectively, and 35,871,772 and 35,871,772 for the three and six months ended June 30, 2004, respectively. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004*	2005	2004*
		(in thousands, except for per share amounts)
Basic and diluted:
Net income (loss), as reported	$6,832	$(26,755)	$(14,253)	$(50,128)

Shares used to compute basic net income (loss) per share	189,848	174,006	189,848	172,938
Effect of dilutive securities:
Common stock equivalents	233	—	—	—

Shares used to compute diluted net income (loss) per share	190,081	174,006	189,848	172,938

Basic net income (loss) per share	$0.04	$(0.15)	$(0.08)	$(0.29)

Diluted net income (loss) per share	$0.04	$(0.15)	$(0.08)	$(0.29)

*	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.

4. Stock Based Compensation
     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock options issued to its employees under its stock option plans, and amortizes deferred compensation, if any, ratably over the vesting period of the options. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.” Accordingly, approximately 59% of the unearned deferred compensation is amortized in the first year, 25% in the second year, 12% in the third year, and 4% in the fourth year following the date of grant. Pursuant to SFAS 123, Transmeta discloses the pro forma effect of using the fair value method of accounting for its stock-based compensation arrangements.
     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004*	2005	2004*
	(in thousands, except for per share amounts)
Net income (loss), as reported	$6,832	$(26,755)	$(14,253)	$(50,128)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(14)	230	(48)	1,580
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(1,923)	(9,196)	(4,861)	(20,113)

Pro forma net income (loss)	$4,895	$(35,721)	$(19,162)	$(68,661)

Basic and diluted net income (loss) per share — as reported	$0.04	$(0.15)	$(0.08)	$(0.29)

Basic and diluted net income (loss) per share — pro forma	$0.03	$(0.21)	$(0.10)	$(0.40)

*	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.
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

	Options				ESPP
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected volatility	0.98	0.64	0.65	0.65	0.98	0.90	0.98	0.95
Expected life in years	3.2	4.0	4.0	4.0	0.5	0.5	0.5	0.5
Risk-free interest rate	3.7%	3.7%	3.6%	3.6%	3.2%	2.3%	3.2%	1.7%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

5. Revenue Recognition and Costs of Revenues
     In the quarter ended June 30, 2005, the Company has generated revenues from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance and technical support fees.
     In the Form 10-K filed for the year ended December 31, 2004 and in the Form 10-Q filed for the quarter ended March 31, 2005, the Company reported two Revenue Captions: Product and Licenses and Services and one Cost of Sales caption. The latter caption included the combined direct costs of product, licenses and services costs. Effective for the three and six months ended June 30, 2005, the Company now distinguishes the Revenue and the related Costs into the three lines of business that have become significant: Product, License and Service. In providing the comparative Revenue and Costs for the comparable periods for 2004, the Company has provided the reclassified revenue and costs into the same three lines of business captions to the extent that they were relevant for those prior periods.
     Product Revenue and Cost of Product. The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectability is reasonably assured. The Company recognizes revenue for product sales upon transfer of title. Transfer of title for the majority of the Company’s customers occurs upon shipment, as those customers have terms of F.O.B. shipping point. For those customers that have terms other than F.O.B. shipping point, transfer of title generally occurs once products have been delivered to the customer or the customer’s freight forwarder. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers the recognition of revenue on these sales until the distributors sell the products through to third parties. The costs of product revenue consists of standard costs, and variances to the standard cost associated with yield, quantities, overhead and price. The Company reported product revenues of $7.1 million and $13.5 million, respectively, for the three and six months ended June 30, 2005. For the comparable three and six month periods ended June 30, 2004, product revenues were $5.7 million and $10.7 million, respectively. The Company reported cost of product revenues of $4.0 million and $8.7 million, respectively, for the three and six months ended June 30, 2005. For the comparable three and six month periods ended June 30, 2004, cost of product revenues were $9.2 million and $14.5 million, respectively.
     License Revenue and Cost of License. The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” significant interpretation of these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables have been provided, or milestones have been met and confirmed by licensees and relative fair values of multiple elements can be determined. License revenues are recognized if collectibility is reasonably assured and if the Company is not subject to any future performance obligation. Royalty revenue is recognized upon receipt of royalty payments from customers.
      The costs associated with delivering license revenue consisted of compensation costs of engineering support dedicated to the transfer of the license technology. The Company reported license revenues of $10.0 million for both the three and six months ended June 30, 2005. There were no comparable license revenues for the three and six month period ended June 30, 2004. The Company reported cost of license revenue of $25,000 for both the three and six months ended June 30, 2005. There were no comparable cost of license revenue for the three and six month period ended June 30, 2004.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. The Company now separately reports Services revenue as a separate revenue caption since, and, as explained below, the Service fee revenue caption includes new significant elements. In the past, the Maintenance and Technical Support service revenue were insignificant and thus were combined with License revenue in one combined caption. Those revenues are now included with the new services revenues explained below and the related direct costs of delivering all Service revenue, primarily payroll costs, are also segregated in a Cost of Services caption on the Company’s Consolidated Statements of Operations.
     Maintenance and Technical Support Services Revenue. The Company offers maintenance and technical support services to its LongRun2 licensees. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. The Company reported maintenance and technical support services revenue for the three and six months ended June 30, 2005 of zero and $0.3 million, respectively. There were no maintenance and technical support services revenue for the three and six months ended June 30, 2004.
     Fixed Fee Development Service Revenue and Cost of Services. During the quarter ended June 30, 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for all the deliverables. As of June 30, 2005, total fees and costs deferred under fixed fees arrangements amounted to $4.3 million and $1.0 million, respectively.

     Time and Materials Based Design Service Revenue The Company recognizes revenue for services performed under the design and engineering services agreement when all revenue recognition criteria have been met and the Company has met all of its obligations which is typically when the Company has incurred the full time equivalent hours in connection with the performance of the tasks requested by the customer under the terms of the design and engineering services agreement. The Company charges the customer fees based on an agreed upon billing rate and the customers also reimburse the Company for agreed upon expenses.
Service revenue and the related costs are summarized for the three and six months ended June 30, 2004 and 2005 in the table below:

	Three Months Ended		Six Months Ended
Service Revenue	June 30,	June 30,	June 30,	June 30,
(in thousands)	2005	2004	2005	2004
Time & Materials Based Contracts	$7,634	$327	$7,832	$522

License Related Maintenance & Technical Support Services	—	—	250	—

Total Service Revenue	$7.634	$327	$8,082	$522

Cost of Services
Time & Materials Based Contracts	$4,152	$102	$4,313	$344

Total Cost of Services	$4,152	$102	$4,313	$344

6. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net loss, as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and six month periods ended June 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004*	2005	2004*
Net income (loss)	$6,832	$(26,755)	$(14,253)	$(50,128)
Net change in unrealized gain (loss) on investments	66	(238)	(41)	(240)
Net change in foreign currency translation adjustments	(9)	(17)	(20)	(12)

Net comprehensive income (loss)	$6,889	$(27,010)	$(14,314)	$(50,380)

*	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.

     The components of accumulated other comprehensive loss, net of taxes as of June 30, 2005 and December 31, 2004, respectively, is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Net unrealized loss on investments	$(214)	$(174)
Cumulative foreign currency translation adjustments	28	49

Accumulated other comprehensive loss	$(186)	$(125)

7. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Work in progress	$855	$4,158
Finished goods	864	1,252

	$1,719	$5,410

     In the three and six months ended June 30, 2005, the Company recorded a charge of $0.3 million and $0.5 million, respectively, to costs of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, the Company reviews the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $1.7 million and $5.4 million of net inventory on hand at June 30, 2005 and December 31, 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For the three and six months of 2005, the Company experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of the Company’s intention to discontinue certain products and to substantially raise the ASPs on many of its products. The Company recorded a benefit to gross margin from the sale of previously written down inventory of $1.9 million and $3.1 million for the three and six months ended June 30, 2005, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively. Also included in the benefits of $1.9 million and $3.1 million, respectively, noted above were $0.2 million and $0.8 million associated with the sale of inventory that was improperly written down in the fourth quarter of fiscal 2004. The Company expects to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory but does not expect such benefit to be material to any future period. Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.
8. Advances from Customers
     As of June 30, 2005, the Company received $5.3 million of cash advances from two customers for design and development services. These cash advances will be applied against future revenues to these two customers at the time the revenues are recognized.
9. Deferred Income
     Deferred income consists of deferred revenue, net of deferred costs, not recognized in the current period. The Company has not recognized the deferred income where the delivery of all the required elements has not yet occurred. Deferred revenue consists of certain deferred product sales, license agreements for technology transfer, maintenance and technical support services, design services, and development services.

	June 30, 2005	December 31, 2004
Deferred revenue:
Product	$2,204	$61
License	9,628	—
Service	6,066	—

Total	17,898	61

Deferred costs:
Product	793	32
License	38	—
Service	1,549	—

Total	2,380	32

Deferred income	$15,518	$29

10. Restructuring Charges, net
     During the three and six months ended June 30, 2005, the Company recorded a $46,000 and $1.4 million restructuring charge, respectively, as a result of the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees, $1.3 million of which charge was paid in the second quarter of fiscal 2005 and the remaining $0.2 million of which is expected to be paid in the third quarter of fiscal 2005. These restructuring charges during the six months ended June 30, 2005 were partially offset by a $0.1 million reversal related to previously impaired fixed assets.
     Accrued restructuring charges consist of the following at June 30, 2005 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2003	$6,071	$—	$6,071
Net cash utilized in fiscal 2004	(826)	—	(826)

Balance as of December 31, 2004	5,245	—	5,245
Restructuring charge	—	1,309	1,309
Net cash utilized in the quarter ended March 31, 2005	(427)	(6)	(433)

Balance as of March 31, 2005	4,818	1,303	6,121

	Excess	Workforce
	Facilities	Reduction	Total
Restructuring charge	(147)	193	46
Net cash utilized in the quarter ended June 30, 2005	(220)	(1,260)	(1,480)

Balance as of June 30, 2005	$4,451	$236	$4,687

11. Related Party Transaction
     The Company entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized service revenue of $66,000 and $264,000 for the three and six months ended June 30, 2005, respectively.
12. Geographic and Customer Concentration Information
     The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005		2004		2005		2004
Fujitsu	44%		*	%	37%		* %
Sony	31%		*	%	24%		* %
Hewlett-Packard	*	%	39%		*	%	46%
Sharp	*	%	21%		*	%	19%
Siltrontech	*	%	*	%	*	%	11%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
Microsoft	51%		* %
Hewlett-Packard	27%		31%
Siltrontech	*	%	28%
Sharp	*	%	16%

*	represents less than 10% of net accounts receivable
13. Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.
     SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. We expect the adoption of SFAS 123(R) and SAB 107 will have a material adverse impact on our net income and net income per share. We are currently evaluating the extent of such impact and have not yet determined which transition method we will use in adopting SFAS 123(R).
     In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005
14. Legal Proceedings
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
15. Asset purchase and license agreements
     On May 26, 2005, the Company agreed to sell its Crusoe product line and license its 130-nanometer Efficeon technology to Culture.com Technology Limited (Culturecom), a Hong Kong based technology company and entered definitive asset purchase and license agreements with Culturecom. This transaction is not expected to close until the end of 2005 and is subject to the completion of a number of conditions, including the receipt of a technology export license from the U.S. Department of Commerce, certain other third party consents and the signing of a related services agreement with Transmeta. Culturecom intends to produce and sell these products in Taiwan and China. The Company would receive up-front payments of $15.0 million, which amount is currently held in a third-party escrow pending close of the transaction. Of the $15.0 million in escrow, $0.8 million is non-refundable in the event the transaction were not to close; however, this non-refundable fee would be largely offset by legal and advisory fees that the Company expects to incur. The agreements also contemplate that Culturecom will pay additional amounts to the Company as royalties on future sales of Crusoe and Efficeon products by Culturecom.

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
Overview
     From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we have derived the majority of our revenue from selling our microprocessor products. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain that line of business. As a result, we incurred substantial net losses in our product business, which substantially contributed to our cumulative loss aggregating $649.4 million as of December 31, 2004. Consequently, in January 2005, we announced that we were critically evaluating the economics of our microprocessor product business and competitive conditions in the microprocessor market; that we intended to modify our business model during the first quarter of 2005 to increase our efforts to license our intellectual property and advanced technologies; and that we would announce a modified business model and related restructuring plan on or about March 31, 2005.
     During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, and to provide microprocessor design and engineering services. In this quarter, we took action to eliminate our negative product gross margins and improve our cash flow by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale. And on March 31, 2005, we announced a strategic restructuring plan that included a reduction of our workforce, reducing our operating expenses primarily associated with sales, marketing, and manufacturing expenses of our product business.
     By increasing our focus on our licensing and engineering design service business, we expect to increase revenue and generate positive cash flow from operations from our licensing and service activities in 2005 and beyond. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Since March 2004, we have entered into and announced agreements granting licenses to NEC Electronics, Fujitsu Limited and Sony Corporation to use our proprietary LongRun2 technologies for power management and transistor leakage control. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies.

     Further, as part of the modification of our business model during the first half of 2005, we have entered into three significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, to realize value from certain of our legacy microprocessor products, and to sell and license certain of our older generation products to a third-party.
•	On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group.

•	On May12, 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation, under which agreements we will provide development services to Microsoft relating to a proprietary Microsoft project.

•	On May 26, 2005, we entered into related definitive asset purchase and license agreements with Culture.Com Technology Limited (‘Culturecom”), a Hong Kong based technology company. As part of the transaction, we agreed to sell our Crusoe product line to Culturecom. Culturecom will also license our 130-nanometer Efficeon technology to make and sell Efficeon-based products in Taiwan and China. In addition to up-front payments, Culturecom will pay royalties to us on sales by Culturecom of Crusoe and Efficeon products.
The activities taken under these agreements with Sony Group and Microsoft resulted in positive margin contribution to our operations, consistent with our modified business model, in the second quarter of 2005. The transaction with Culturecom is subject to a number of conditions, including the receipt of a technology export license from the U.S. Department of Commerce, certain other third party consents and the signing of a related services agreement with Transmeta, and therefore we cannot assure you that this transaction will close.
     For the six months ended June 30, 2005, we incurred a net loss of $14.3 million and negative cash flows from operations of $8.4 million. However, during our second fiscal quarter ended June 30, 2005, which was our first full quarter operating under our modified business model, we recorded net income of $6.8 million and positive cash flows from operations of $4.8 million respectively. We reported positive gross margins under each of our lines of business: product, license and service businesses. In the second quarter, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products. In addition, during the second quarter of 2005, our cash flows benefited from significant customer prepayment requirements for both the service and product lines. Sales of our product line of business are expected to decline significantly after the third fiscal quarter of 2005.
     Our cash and cash equivalents and short-term investment balances were $46.6 million at June 30, 2005, as compared to $42.0 million at March 31, 2005, and $53.7 million at December 31, 2004. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures at least through June 30, 2006.
     We have derived the majority of our revenue from a limited number of customers located in Asia, which subjects us to economic cycles in that region. Revenues from Asia accounted for 93% and 95% of total revenues in the six months ended June 30, 2005 and 2004, respectively.
Critical Accounting Policies
     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to our annual report on Form 10-K, as amended, for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005. There have been no changes in our critical accounting policies and estimates since December 31, 2004, except as set out below.
     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time based on mutually agreed billing rates.
     Fixed Fee Development Service Revenue and Cost of Services. During the quarter ended June 30, 2005, we entered into a series of related fixed-fee agreements for providing engineering and development services. Certain portions of the fixed fees are paid to us upon achieving certain defined technical milestones. We deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables. We expect that total contract revenue will more than offset our total projected costs. We are deferring both the revenue and the related direct labor and materials costs associated with this project until such time as we believe we have effectively completed all services deliverables under the contract, at which point, we will secure client confirmation and acceptance before we recognize the deferred revenue into earned services revenue and recognize the related deferred cost as current period cost of services. We track the progress of these fixed fee contracts based upon a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. We net the deferred revenue against the accumulated deferred costs and we report the net deferred income on our Consolidated Balance Sheets.

Recognition of Time and Materials Based Design Services Revenue and Related Costs. We recognize revenue for services performed under the design and engineering services agreement when all revenue recognition criteria and all of our obligations have been met which is typically when we have incurred the full-time equivalent hours in connection with the performance of the tasks requested by the customer under the terms of the design and engineering services agreement. We charge the customer fees based on an agreed upon billing rate and the customers also reimburse us for agreed upon expenses. During this fiscal quarter ended June 30, 2005, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We will recognize revenues and related direct costs, consisting primarily of assigned staff compensation related costs, from service contracts using the time and materials method, as work is performed.
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004(1)	2005	2004(1)
Product	29%	95%	43%	95%
License	40%	* %	32%	* %
Service	31%	5%	25%	5%

Total	100%	100%	100%	100%
Costs of product	16%	153%	27%	130%
Costs of license	* %	* %	* %	* %
Costs of service	17%	2%	14%	3%

Total cost of revenue	33%	155%	41%	133%

Gross profit (loss)	67%	(55%)	59%	(33%)
Operating expenses:
Research and development	12%	229%	48%	236%
Selling, general and administrative	20%	123%	41%	126%
Restructuring charges	* %	* %	4%	* %
Amortization of patents and patent rights	7%	39%	11%	43%
Stock compensation	* %	4%	* %	14%

Total operating expenses	39%	395%	104%	419%
Operating income (loss)	28%	(450%)	(46%)	(452%)
Interest income and other, net	* %	4%	2%	4%
Interest expense	(* %)	(* %)	(1%)	(* %)

Net income (loss)	28%	(446%)	(45%)	(448%)

(1)	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.
Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004(1)	2005	2004(1)
		(in thousands)
Product	$7,068	$5,673	$13,474	$10,680
License	10,000	—	10,000	—
Service	7,634	327	8,082	522

Total revenue	$24,702	$6,000	$31,556	$11,202

(1)	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.

     Total revenue was $24.7 million and $31.6 million for the three and six months ended June 30, 2005, respectively, compared to $6.0 million and $11.2 million for the three and six months ended June 30, 2004.
     In the quarter ended June 30, 2005, we generated revenues from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees.
     Product Revenues. In both 2004 and 2005, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue increased $1.4 million and $2.8 million, from $5.7 million and $10.7 million for the three and six months ended June 30, 2004, respectively, to $7.1 million and $13.5 million for the three and six months ended June 30, 2005, respectively. The increase was due in part to an unexpected increase in demand from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on certain other products. In addition, we experienced higher revenues as a result of:
•	Higher unit shipments and ASP’s of Efficeon products, which had their first full year of sales in fiscal 2004. Revenue from Efficeon products represented $2.9 million and $5.0 million of total product revenue for the three and six months ended June 30, 2005, respectively, versus $1.9 million and $2.8 million of total product revenue for the three and six months ended June 30, 2004, respectively.

•	Higher unit shipments on slightly lower ASP’s of Crusoe product, our first product line. Revenue from Crusoe products represented $4.2 million and $8.5 million of total revenue for the three and six months ended June 30, 2005, respectively, versus $3.6 million and $7.8 million of total product revenue for the three and six months ended June 30, 2004, respectively.
     We currently have approximately $10.0 million of product orders which we expect to ship during the remainder of the fiscal year 2005. In addition, we recorded $1.4 million of deferred income related to product sales in the second quarter of 2005 which we expect to recognize in the third quarter of 2005. Given the announced end of life of all Crusoe and 130 nanometer Efficeon products, the sales of these products will continue to decline and decline significantly over the next two quarters. We further expect to continue support our 90 nanometer Efficeon products for the foreseeable future. We expect all product revenues to decline significantly by the end of this fiscal year.
     License Revenue. License revenue of $10.0 million was recorded during the second quarter ending June 30, 2005. This license fee is related to a technology transfer of our LongRun2 license to a customer. This license fee represents recognition of license revenue from our second customer. Additionally, we recorded deferred income of $9.6 million in the second quarter of 2005 from our third customer which we expect to recognize upon customer final acceptance. We are continuing to develop and market our LongRun2 advanced power management technology and we expect future license revenues.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues were $7.6 million and $8.1 million in the three and six months ended June 30, 2005, respectively, compared to $0.3 million and $0.5 million in the same periods of fiscal 2004, respectively. This increase in service revenue was attributable to our microprocessor design services beginning in the second quarter of 2005. We expect to derive significant portion of our revenue by providing engineering services during the second half of 2005. As part of our modified business model announced March 31, 2005, we expect to continue to deploy the majority of our engineering headcount in design and development services arrangements.
     We recorded deferred income related to services of $4.5 million during the three months ended June 30, 2005. The majority of this deferred income is related to a series of related fixed fee, technical milestone based development services agreements. We expect to continue these projects until such time as we complete the contract requirements and recognize the related revenues and costs.

Services Revenue	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Time & Materials Based Contract	$7,634	$327	$7.832	$522

Maintenance & Technical Support Services for License	—	—	250	—

Total Services Revenue	$7,634	$327	$8,082	$522

     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. We reported maintenance and technical support services revenue for the three and six months ended June 30, 2005 of zero and $0.3 million, respectively. There were no maintenance and technical support services revenue for the three and six months ended June 30, 2004.
     Fixed Fee Development Service Revenue. During this fiscal quarter, we entered into a series of related fixed-fee, technical milestone based agreements to provide development services under which agreements it now expects that total contract revenue will more than offset our total projected costs. We are deferring both the revenue and the related direct labor and materials costs associated with this project until such time as we believe we have effectively completed all services deliverables under the contract, at which point, we will secure client confirmation and acceptance before we recognize the deferred revenue into earned services revenue and recognize the related deferred cost as current period cost of services. We track the progress of these fixed fee contracts based upon a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. We will monitor accumulated and total expected costs and, in the event that we estimate that our total projected costs are likely to exceed our total projected revenue, we would then recognize the expected net loss resulting from these contracts. We net the deferred revenue against the accumulated deferred costs and report the net deferred income on our Consolidated Balance Sheets. Of the total net deferred income shown of $15.5 million, the deferred income associated with Fixed Fee Development Service contracts was approximately $4.2 million at June 30, 2005.
     Time and Materials Based Design Service Revenue. During this fiscal quarter, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We recognize the service revenue and related direct cost of service, the latter consisting primarily of assigned staff compensation related costs using the time and materials method, as work is performed. As noted above, in prior periods, we recorded the relatively immaterial time and materials based service revenue under the “License and Service Revenue” caption.
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005		2004		2005		2004
Fujitsu	44%		*	%	37%		* %
Sony	31%		*	%	24%		* %
Hewlett-Packard	*	%	39%		*	%	46%
Sharp	*	%	21%		*	%	19%
Siltrontech	*	%	*	%	*	%	11%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at June 30, 2005 and December 31, 2004:

	June 30,		December 31,
	2005		2004
Microsoft	51%		* %
Hewlett-Packard	27%		31%
Siltrontech	*	%	28%
Sharp	*	%	16%

*	represents less than 10% of net accounts receivable

Costs of Revenues
     Cost of revenues consists of cost of product revenue, cost of license and cost of service revenue.
Products:
     Our cost of product revenue is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004(1)	2005	2004(1)
Product revenue	100.0%	100.0%	100.0%	100.0%
Cost of product revenue:
Product Cost	76.4%	108.2%	80.8%	103.5%
Underabsorbed overhead	2.4%	1.0%	3.3%	5.1%
Charges for inventory adjustments	4.6%	55.8%	4.0%	29.6%

Cost of product revenue	83.4%	165.0%	88.1%	138.3%
Benefits to gross margin from the sale of previously written down inventory	(27.5%)	(3.5%)	(23.5%)	(2.2%)

Cost of product revenue	55.9%	161.5%	64.6%	136.1%

Product gross margin	44.1%	(61.5%)	35.4%	(36.1%)

(1)	As restated in the June 30, 2004 Form 10-Q/A filed November 8, 2004.
     As a percent of product revenue, our cost of product revenue was 55.9% and 64.6% for the three and six months ended June 30, 2005, respectively, compared to 161.5% and 136.1% for the corresponding periods last year. The significant decrease in our cost of product revenue in the first half of 2005 versus the first half of 2004 was primarily attributed to:
•	Lower product cost a result of lower manufacturing costs associated with the Efficeon TM8000 processors, which had higher costs with the introduction of the product in the first half of 2004;

•	Higher charges for inventory adjustments in the first half of 2004 resulted from manufacturing costs expected to exceed the price at which we expected to sell these products;

•	Benefit derived from sale of previously written-down inventory during the first half of 2005 from customers.
     Costs of product revenue was also adversely affected during both periods by unabsorbed overhead costs as our production-related infrastructure exceeded our needs. For the three and six months ended June 30, 2005, these unabsorbed cost were $0.2 million, or 2.4% and $0.4 million, or 3.3%, respectively, of product revenue, compared to $0.1 million, or 1% and $0.5 million, or 5.1% of product revenue, for the same periods in the prior year.
     Product gross margins were 44.1% and 35.4% for the three and six months ended June 30, 2005, respectively, compared to negative 61.5% and negative 36.1% for the three and six months ended June 30, 2004, respectively. As previously discussed, positive gross margins were achieved through a combination of higher ASP, lower manufacturing costs and higher product demand due to end of life orders. In addition, we recorded higher benefits from previously written down inventories in the three and six months ended June 30, 2005 compared the same periods of fiscal 2004.
     In the three and six months ended June 30, 2005, we recorded a charge of $0.3 million and $0.5 million, respectively, to costs of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, we review the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, we took into consideration current assumptions regarding our future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $1.7 million and $5.4 million of net inventory on hand at June 30, 2005 and December 31, 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For the three and six months of 2005, we experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on many of our products. We recorded a benefit to gross margin from the sale of previously written down inventory of approximately $1.9 million and $3.1 million for the three and six months ended June 30, 2005, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2004, respectively. The $1.9 million benefit to gross margin during the three months ended June 30, 2005 included (a) $1.4 million in sales of Crusoe inventory that, because of the discontinuation of our Crusoe products, were made at significantly higher ASP's than were expected at the time they were written down, and (b) $0.5 million in sales to one customer of inventory that had been written down as of December 31, 2004, but was sold during the second quarter of 2005, because of favorable changes in that customer's product specification requirements.
     Also included in the benefits of $1.9 million and $3.1 million, respectively, noted above were $0.2 million and $0.8 million associated with the sale of inventory that was improperly written down in the fourth quarter of fiscal 2004. We expect to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory but does not expect such benefit to be material to any future period.
     Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.

Licenses:
     For the three and six months ended June 30, 2005, that cost amounted to $25,000. There were no comparable costs of license revenue for the three and six months ended June 30, 2004. The cost of license revenue represents an allocation of compensation cost of engineering support from the LongRun2 group dedicated to completing the transfer of the licensing technology.
Services:
     The cost of services revenue is comprised of three sub-types: (i) Maintenance and Technical Support Services pursuant to the delivery of LongRun2 licenses; (ii) Fixed Fee Development Services; and (iii) Time and Materials Based Design Services.
     Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. Costs of service revenue were $4.2 million and $4.3 million for the three and six months ended June 30, 2005, respectively, compared to $0.1 million and $0.3 million in the three and six months ended June 30, 2004, respectively. The increase in costs of service revenue resulted primarily from costs associated with design and engineering design revenues in the second quarter of 2005 from a new design services agreement. Service revenue and the related costs are summarized for the three and six months ended June 30, 2005 and 2004 in the table below:

Costs of Services Revenue	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Time & Materials Based Contract	$4,152	$102	$4,313	$344

Total Cost of Services	$4,152	$102	$4,313	$344

Research and Development
     Research and development (R&D) expenses decreased from $13.7 million in the three months ended June 30, 2004 to $3.0 million in the same period in fiscal 2005. In the second quarter of 2005, we reclassified approximately $6.0 million of costs directly attributable to the design and development services agreements to costs of service revenues, of which $1.6 million was deferred. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities in the prior years. Apart from the reclassification discussed above, R&D expenses declined as a result of lower headcount associated with attrition during the second half of 2004 and the first quarter of 2005, and workforce reduction of manufacturing related R&D personnel as part of the March 31, 2005 restructuring plan. In addition to lower R&D expenses associated with personnel, we reduced our non-recurring engineering charges by $1.5 million by discontinuing certain of our products, and by continuing to manufacture select models of our 90 nanometer Efficeon processor for critical customers only under modified terms and conditions. Our depreciation expenses decreased by $0.6 million primarily due to certain property and equipment being fully depreciated.
     R&D expenses decreased from $26.4 million in the six months ended June 30, 2004 to $15.2 million in the same period in fiscal 2005. This decrease was primarily due to the reasons as described in the preceding paragraph.
     We expect to continue research and development spending in future periods to further develop our advanced power management and other computing technologies.
Selling, General and Administrative
     Selling, general and administrative (SG&A) expenses were $5.0 million and $13.0 million for the three and six months ended June 30, 2005, compared to $7.4 million and $14.1 million in the corresponding periods of fiscal 2004, representing a decrease of $2.4 million and $1.1 million, or 32.2% and 8.2%, respectively. The decrease in SG&A expenses was primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring. In this restructuring, we significantly reduced our sales force and marketing costs. We anticipate that SG&A expenses will increase in the next several quarters due to additional headcount and accounting costs as the

Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.
Restructuring Charges, net
     During the three and six months ended June 30, 2005, we recorded a $46,000 and $1.4 million restructuring charge, respectively, as a result of our strategic restructuring plan to focus its ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees, $1.3 million of which charge was paid in the second quarter of fiscal 2005 and the remaining $0.2 million of which is expected to be paid in the third quarter of fiscal 2005. These restructuring charges during the six months ended June 30, 2005 were partially offset by a $0.1 million reversal related to previously impaired fixed assets.
Amortization of Patents and Patent Rights
     Amortization of patents and patent rights were $1.7 million and $3.4 million for the three and six months ended June 30, 2005, compared to $2.3 million and $4.8 million in the corresponding periods of fiscal 2004. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights. The decreases can be attributed to a decrease in accretion expenses, as the liabilities associated with the patents and patent rights have been either paid in full or accreted to its future value as of December 31, 2004.
Stock Compensation
     Stock compensation was a credit of $14,000 and $48,000 for the three and six months ended June 30, 2005, respectively, compared to a charge of $0.2 million and $1.6 million for the same periods of fiscal 2004.
     Variable stock compensation is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the three and six months ended June 30, 2005 was a credit of $14,000 and $48,000, respectively, primarily as a result of the lower market value of our common stock at June 30, 2005 compared to December 31, 2004, the previously valued date.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Variable stock compensation	$(14)	$(125)	$(46)	$560
Deferred stock compensation	—	355	—	1,020

Total stock compensation	$(14)	$230	$(46)	$1,580

Interest Income and Other, Net and Interest Expense
     Interest income and other, net was $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively, compared to $0.2 million and $0.5 million for the corresponding periods last year. Interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively, compared to $20,000 and $35,000 for the corresponding periods last year. The increase in interest expense was primarily the result of interest expense related to the $5.0 million in long-term payables for a technology license agreement and the foreign exchange loss on a receivable.
Liquidity and Capital Resources
     Except for this fiscal quarter, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the second quarter of fiscal year 2005, we incurred a cumulative loss aggregating of $663.6 million, which included net losses of $14.3 million in the first six months of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $45.4 million at June 30, 2005. For the six months ended June 30, 2005, we incurred a net loss of $14.3 million and negative cash flows from operations of $8.3 million. For the three months ended June 30, 2005 we reported net income of $6.8 million and generated positive cash flows from operations of $4.8 million. As of June 30, 2005 we had $46.6 million in cash, cash equivalents and short-term investments compared to $53.7 million at December 31, 2004, reflecting a decrease of $7.1 million.

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development (R&D) expenditures for the next twelve months under the modified business model and related restructuring plan announced by us on March 31, 2005. During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. Reflecting our increased focus on our licensing and service businesses, we increased our revenue from those activities during the three months ended June 30, 2005, and we expect continuing revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, we also took actions to reduce our operating losses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, and we reduced our workforce as part of a strategic restructuring plan announced on March 31, 2005. As a result of those actions, we improved our gross margins and further reduced our operating expenses associated with our product business, although we also anticipate that those actions will further reduce our historic business focus on product sales.
     In addition, as part of our modified business model, we have continued our efforts to develop strategic alliances with other companies that could enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. For example, on March 31, 2005, we entered into and announced a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). Under that agreement, which has a term of two years unless terminated earlier, Transmeta will provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group. The March 2005 agreement with Sony Group and the services performed under this agreement resulted in a positive contribution to our operations, consistent with our modified business model, beginning in the second quarter of 2005. During the second quarter ending June 30, 2005, we entered into and announced a series of related development services agreements with Microsoft Corporation. Under these agreements, Transmeta provided and will provide to Microsoft development services relating to a proprietary Microsoft project. These engineering services agreements have enabled us to leverage our microprocessor design and development capabilities and improve our cash flow from operations in the second quarter ended June 2005.
     The accompanying financial statements have been prepared assuming that we will continue as a going concern under our modified business model, and we believe that, despite the many risks and contingencies relating to our modified business model and related restructuring plan, our recent changes to our business model and our implementation of that restructuring plan have eliminated any substantial doubt about our ability to continue as a going concern until at least June 30, 2006.
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
     The following comparison table summarizes our usage of cash and cash equivalents for the six months ended June 30, 2005 and the six months ended June 30, 2004 (as amended in the Form 10-Q/A file on November 8, 2004):

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(8,406)	$(40,626)
Net cash provided by (used in) investing activities	8,281	(31,220)
Net cash provided by financing activities	1,691	13,994

Increase (decrease) in cash and cash equivalents	$1,566	$(57,852)

     Net cash used in operating activities was $8.4 million for the six months ended June 30, 2005, compared to $40.6 million for the corresponding period in fiscal 2004. Net cash used during the first six months of fiscal 2005 was primarily the result of a net loss of $14.3 million, increases in accounts receivable and prepaids and other current assets of $7.9 million and $0.9 million, respectively, and a decrease in accrued restructuring charges of $0.6 million. The net loss and changes in operating assets and liabilities were partially offset by an increase in accounts payable and other accrued liabilities of $7.5 million, a decrease in inventory of $3.7 million and non-cash charges related to amortization of patents and patent rights of $3.4 million. The increase in the accounts receivable balance was primarily attributed to increased service revenue for the six months ended June 30, 2005 compared to the corresponding period of fiscal 2004. The increase in accounts payable and other accrued liabilities was primarily attributed to increased deferred revenue from licensees of our proprietary LongRun2 technologies for power management and transistor leakage control and cash advances from customers, offset by decreases in accounts payable and accrued inventory-related charges.
     Net cash provided by investing activities was $8.3 million for the six months ended June 30, 2005, compared to net cash used in investing activities of $31.2 million for the corresponding period in fiscal 2004. This change was primarily due to $8.6 million in net proceeds from the maturity of available-for-sale investments for the first six months of fiscal 2005, compared to $22.0 million in net purchases of available-for-sale investments for the same period last year, and a $7.5 million payment for previously acquired patent and patent rights.
     Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2005, compared to $14.0 million for the corresponding period in fiscal 2004. For the six months ended June 30, 2005, we received $1.8 million in net proceeds from sales of common stock under our employee stock purchase and stock options plans, compared to $3.1 million for the same period last year. Additionally, we received $10.2 million in 2004 when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering.

     At June 30, 2005, we had $18.8 million in cash and cash equivalents and $27.8 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.
Contractual Obligations
     At June 30, 2005, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Capital Lease Obligations	$186	$186	$—	$—
Operating Leases(1)	14,067	4,591	9,468	8
Unconditional Purchase Obligations(2)	1,979	1,410	569	—
Other Obligations(3)	5,236	5,236	—	—

Total	$21,468	$11,423	$10,037	$8

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

(3)	Other obligations represent payments of $5.0 million to our development partner and payments of $0.2 million pertaining to our restructuring charge.
Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the SEC issued “Amendment to Rule 04-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standard No.123(R), ‘Share-Based Payment’” (the “Amendment to Rule 4-01(a)”), changing the effective date for most public companies to adopt SFAS 123(R) to the first interim reporting period of a company’s fiscal year that begins on or after June 15, 2005. Under the Amendment to Rule 4-01(a), we are now required to adopt SFAS 123(R) in our first quarter of fiscal year 2006.
     SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. SFAS 123(R) also provides three alternative transition methods for its first adoption. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. We expect the adoption of SFAS 123(R) and SAB 107 will have a material adverse impact on our net income and net income per share. We are currently evaluating the extent of such impact and have not yet determined which transition method we will use in adopting SFAS 123(R).
     In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

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
We have a history of losses, and we must successfully execute on our modified business model and restructuring plan if we are to sustain our operations.
     Except for the second quarter of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. During our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products are expected to decline significantly after the third fiscal quarter of 2005. Since our inception, we have incurred a cumulative loss aggregating $663.6 million, which includes net losses of $14.3 million during the first six months of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $45.4 million at June 30, 2005.
     At the end of 2004, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through the end of 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products. Accordingly, we undertook a critical evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors, and we announced a modified business model and a related restructuring plan based in part on that evaluation in March 2005. We must execute successfully on our modified business model and related restructuring plan in order to continue to operate for a period that extends at least through June 30, 2006.
We might fail to execute our restructuring plan or to operate successfully under our modified business model.
     In March 2005, we announced a modified business model and related restructuring plan. As part of this modified business model, we have decided to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing our product business on a modified basis to focus on those customer opportunities and product models that are economically advantageous for the company. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, deliver engineering services in accordance with customer expectations, achieve market acceptance for our products or technologies, earn adequate revenues from the sale of our products or from our licensing and services businesses, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
Our restructuring plan and related reductions in our workforce may adversely affect the morale and performance of our personnel, the rate of attrition among our personnel, our ability to hire new personnel and our ability to conduct our business operations.
     As part of our effort to reduce operating expenses under our modified business model, we announced a financial restructuring and related reduction in our workforce on March 31, 2005. Our restructuring plan included the termination of employment of some of our employees and contractors, and included a reorganization of our management team and some changes in our executive officers. Our restructuring plan and related workforce reduction has caused us to incur substantial costs related to severance and other employee-related costs. Our workforce reduction may also subject us to litigation risks and expenses. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, some of the employees who were terminated had specific and valuable knowledge or expertise, the loss of which may adversely affect our operations. Further, the reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased attrition or turnover. As a result of these factors, our remaining personnel may decide to seek other employment, including opportunities with more established companies or with smaller, private companies, and we may have difficulty attracting new personnel that we might wish to hire in the future.
We might not be able to execute on our modified business model and restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.
     Our success under our modified business model and restructuring plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We have recently lost some of our executive management. For instance, Matthew R. Perry, our President and Chief Executive Officer since April 2002, and Fred Brown, our Senior Vice President of Worldwide Sales since October 2001, both left the Company as part of our restructuring plan in March 2005, and Ray Holzworth, our Vice President of Operations since August 2002, left the Company in February 2005. Others have joined us in key management roles only recently. In March 2005, Arthur L. Swift, formerly our Senior Vice President of Marketing, became our President and Chief Executive Officer, and in September 2004, Mark R. Kent joined us as our Chief Financial Officer. All of our executive officers and key personnel are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model or restructuring plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under our modified business model and related restructuring plan, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flow from operations during the second quarter of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
•	fund expansion;

•	fund marketing expenditures;

•	develop or enhance our products or technologies;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.
If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. For example, in order to raise equity financing, we may decide to sell our stock at a discount to our then current trading price, which may have an adverse effect on our future trading price. Our ability to raise additional financing through the issuance of securities may be impaired by our ineligibility until May 25, 2006 to utilize a short-form registration statement on

Form S-3 because we were delayed in filing our report on Form 10-Q for the period ended March 31, 2005 until May 25, 2005. Although we can issue unregistered securities, or use other means to register our securities, we might not be able to raise additional financing on terms favorable to us, or at all. If we are unable to raise additional funds or to sustain our operations on a modified business model in the future, then substantial doubt may develop as to our ability to continue to operate our business as a going concern, with substantial adverse effects on the value of our common stock and our ability to raise additional capital. This uncertainty may also create concerns among our current and future customers, vendors and licensees as to whether we will be able to fulfill our obligations or, in the case of customers, fulfill their future product or service needs. As a result, our current and prospective customers, licensees and strategic partners might decide not to do business with us, or only do so on less favorable terms and conditions. Employee concern about the future of the business and their continued prospects for employment may cause employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful.
We may fail to meet the continued listing requirements of the Nasdaq Stock Market, which may cause our stock to be delisted and result in reduced liquidity of our stock, reduce the trading price of our stock, and impair our ability to raise financing.
     We have recently received notices of potential delisting of our stock from the Nasdaq National Market based on our failure to satisfy certain continued listing requirements of the Nasdaq National Market, and we may be unable to satisfy those requirements in the future. To maintain our listing on the Nasdaq National Market, we are required, among other things, both to make timely regular filings of periodic reports with the SEC and to maintain a minimum bid price per share of at least $1.00. On May 18, 2005, we received notice from the Nasdaq Listing Qualifications staff indicating that because the Nasdaq Stock Market had not as of that date received our report on Form 10-Q for the period ended March 31, 2005, our securities were subject to potential delisting from the Nasdaq Stock Market and, as a result of our filing delinquency, a fifth character, “E,” was appended to our trading symbol, changing it from TMTA to TMTAE. Although Nasdaq has since confirmed that we cured this delinquency on May 25, 2005, when we filed our Form 10-Q for the quarter ended March 31, 2005, and although Nasdaq restored our trading symbol to TMTA on June 1, 2005, as a result of our compliance, it is possible that we might not be able to make timely filing of a periodic report with the SEC in the future. Independently, on May 19, 2005, we also received notice from the Nasdaq National Market that the daily minimum bid price of our common stock had fallen, and remained below, $1.00 for 30 consecutive business days. As a result, we were as of that date out of compliance with the $1.00 minimum bid price for continued inclusion of our common stock in the Nasdaq National Market and have, under Nasdaq rules, until November 15, 2005 to achieve compliance with the minimum bid price rule. As of the date of this report, we have not regained compliance with the minimum bid price rule, and we might not be able to regain compliance with the minimum bid price rule. If we are unable to regain compliance, our common stock may be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. The loss or discontinuation of our Nasdaq National Market listing may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.
Our product revenue and our product business may be negatively impacted by modifications to our business model that we have recently implemented or are contemplating.
     During the first quarter of 2005, as part of our transition to a modified business model, we began taking action to reduce our operating losses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. Most of our product revenue is currently associated with international customers. We advised our customers that we plan to discontinue production of our Crusoe products during 2005. We have provided our Crusoe customers an End-of-Life notice and we will continue to work closely with our customers during this transition period. Based upon our review of critical customer needs, we have also decided to narrow our Efficeon product line and announced to our customers that certain versions of the Efficeon products will be discontinued. Our modified business model will further reduce our historic business focus on product sales, and we will further reduce operating expenses associated with our product business as part of our restructuring plan, including the reduction of our workforce. In May 2005, we entered into an agreement to sell our Crusoe product line and license our 130-nanometer Efficeon technology to Culture.com Technology Limited, a Hong Kong company. The transaction with Culturecom is subject to a number of conditions, including the receipt of a technology export license from the U.S. Department of Commerce, certain other third party consents and the signing of a related services agreement with Transmeta, and therefore we cannot assure you that this transaction will close. The actions that we have taken or contemplate taking likely will result in lost sales as target customers design a competitor’s microprocessor into their product, to replace our own microprocessors. We expect to continue evaluating the business of designing, developing and selling our Efficeon processors, and we may decide to discontinue some or all of our remaining Efficeon products in 2005 as we refine our modified business model.
The success of our licensing business depends on maintaining and increasing our LongRun2 licensing revenue.
     Although we have achieved increased revenue in our licensing business, our licensing business revenue will depend upon executing our obligations under existing licensing agreements and our entering into new licensing agreements. Most of our licensing revenue is currently associated with international customers. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.
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
     It is difficult to predict accurately our future revenues from either the granting of new licenses or the generation of royalties by our licensees under our existing licenses. In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict. Most of our service revenue is currently associated with international customers. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the development schedules of our licensees will not be changed or delayed. Our licensees are not obligated to continue using our licensed technology or to use future generations of our technologies in future manufacturing processes, and therefore our past contract revenue may not be indicative of the amount of such revenue in any future period. All of these factors make it difficult to predict future licensing and service revenue, which may result in us missing analysts’ estimates and may cause unexpected changes in our stock price.

We have only recently entered the engineering services business, and our ability to succeed in that line of business is uncertain and subject to many risks.
While we have already generated current and deferred revenue from delivering engineering services to third parties under contract, we entered that line of business only recently and have only limited experience as a provider of contract engineering services. Our current engineering services business is substantially limited to two recent agreements, one entered into with Sony in March 2005, and one entered into with Microsoft in May 2005. Under both of those agreements, we are obligated to provide certain design or development services to our customers or to achieve certain project milestones. While we believe that we can perform our service obligations to the satisfaction of our service customers, there can be no assurance that we can accurately estimate the personnel or other resources required to perform our obligations under those agreements, or that we will have, or be able to devote, the personnel or resources required to complete our project milestones. Furthermore, there can be no assurance that the project schedules of our services customers will not be changed, delayed or even canceled. We depend upon timely contractual payments from our service customers to cover a substantial portion of our personnel costs, and the cancellation of any project could have a material adverse effect on our operating results in any period. Our service customers are not obligated to continue using our engineering services to complete their existing projects, or to engage us to provide engineering services on any future project. Our ability to extend or renew our engineering services agreements, or to win other engineering services contracts in the future, will depend in part upon our successful performance of our obligations under our existing engineering services agreements. Accordingly, our current engineering services revenue is not necessarily indicative of the engineering services revenue that we can expect in any future period.
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
We currently derive a substantial portion of our revenue from a small number of customers and licensees, and our revenue would decline significantly if any major customer were to cancel, reduce or delay a transaction relating to our products, licenses and services.
     Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 75% of total revenue during the first six months of fiscal 2005. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
     Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. The loss of any major customer or licensee, or delays in delivery or performance under our customer agreements, and could significantly reduce or delay our recognition of revenue.
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
     We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC in Taiwan to fabricate the wafers for our Crusoe and 130 nanometer products, and we rely on Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 series products. We do not have manufacturing contracts with TSMC or Fujitsu Limited, and therefore we cannot be assured that we will have any guaranteed production capacity. These foundries may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that are larger than we and have greater economic resources, that have long-term agreements with these foundries or that purchase in significantly larger volumes than we may cause these foundries to reallocate capacity to them, decreasing the capacity available to us. In addition, these foundries could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If these foundries were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. These foundries could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.
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
Any dispute regarding our intellectual property may require us to indemnify certain licensees or third parties, the cost of which could severely hamper our business operations and financial condition.
     In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. Our LongRun2 license agreements and certain of our development services agreements provide limited indemnities. Our indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such indemnification to our licensees, a licensee’s development, marketing and sales of licensed products incorporating our LongRun2 technology could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition.
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
     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:
•	establishing a classified board of directors so that not all members of our board may be elected at one time;

•	providing that directors may be removed only “for cause” and only with the vote of 66 2/3% of our outstanding shares;

•	requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorizing the issuance of “blank check” preferred stock that our board could issue to increase the number of shares and to outstanding discourage a takeover attempt;

•	limiting the ability of our stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to our board or for proposing matters that can upon by be acted stockholders at stockholder meetings.
     In addition, the stockholder rights plan, which we implemented in 2002, and Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. The FASB published a pronouncement in December 2004 that would require us to record expense for the fair value of stock options granted. The effective date of the proposed standard is for fiscal years beginning after June 15, 2005. Our future operating expenses may be adversely affected in connection with the issuance of stock options.
We have identified material weaknesses in our internal control over financial reporting, which contributed to our need to amend our financial statements for the second quarter of fiscal 2004.
     In compliance with the Sarbanes-Oxley Act of 2002, we recently completed our testing of our system of internal control over financial reporting as of December 31, 2004 and June 30, 2005. In our evaluation, we identified certain material weaknesses as set out in Item 9A “Controls and Procedures” of our reports on Form 10-K and Form 10-K/A for the year ended December 31, 2004, and below in Part I, Item 4 “Controls and Procedures” of this report on Form 10-Q. We have taken and are taking steps to remediate the material weaknesses in our system of internal control over financial reporting, but we have not completed our remediation effort, and there can be no assurance that we will completely remediate our material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective and that our independent registered public accounting firm will be able to express an opinion on the effectiveness of our internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
Changes in securities laws and regulations have increased our costs.
     The Sarbanes-Oxley Act of 2002 has required and will require changes in some of our corporate governance, public disclosure and compliance practices. The Act has also required the SEC to promulgate new rules on a variety of subjects and the National Association of Securities Dealers to adopt revisions to its requirements for companies, such as us, that are listed on the NASDAQ National Market. These developments have increased our legal and financial compliance costs and have made some activities, such as SEC reporting requirements, more difficult. Additionally, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract qualified executive officers and attract and retain qualified members of our board of directors, particularly to serve on our audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of June 30, 2005, we had cash equivalents and available-for-sale investments of $46.6 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at June 30, 2005.
     Foreign Currency Exchange Risk. To date, most of our sales and substantially all of our expenses are denominated in U.S. dollars. As a result, we have limited exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect our financial results in the future.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     As described below, we have identified and reported to our audit committee of our board of directors and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective.
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
Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting
     During the second quarter of 2005, our remediation efforts focused on assessing our accounting and finance staff requirements and we interviewed qualified accounting and finance staff to augment the expertise of our finance department. Notably, in the second quarter of 2005, we hired a Vice President of Finance with twenty-eight years of financial management and public accounting experience, including relevant experience in internal audit and Sarbanes Oxley compliance. We also continued to engage our independent financial control consultants to assist us in developing plans for infrastructure improvements and other steps to remediate deficiencies in our internal control over financial reporting.
     We anticipate that our remediation will continue throughout fiscal 2005, during which we expect to continue pursuing appropriate corrective actions. Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing are subject to continued management review, as well as audit committee oversight, and we are endeavoring to complete the remediation of all material weaknesses by the end of the fourth quarter of fiscal 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above.
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

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Not Applicable.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.22+	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.

10.23+	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.

10.24+	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.

10.25+	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ MARK R. KENT

Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)
Date: August 15, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.22+	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.

10.23+	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.

10.24+	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.

10.25+	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.