Form 10-Q
period 2005-09-30
TRANSMETA CORP
filed 2005-11-09
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
________________
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 191,615,925 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on October 31, 2005.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,107	$17,273
Short-term investments	29,767	36,395
Accounts receivable, net of allowance for doubtful accounts of $69 and $9, respectively	4,472	2,290
Inventories	1,648	5,410
Prepaid expenses and other current assets	2,345	2,218

Total current assets	65,339	63,586
Property and equipment, net	1,866	2,187
Patents and patent rights, net	17,791	22,926
Other assets	915	914

Total assets	$85,911	$89,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,351	$6,224
Accrued compensation and related compensation liabilities	2,022	4,189
Accrued inventory-related charges	228	4,876
Deferred income, net	6,004	29
Other accrued liabilities	1,828	5,694
Advances from customers	6,996	—
Current portion of accrued restructuring costs	2,223	1,557
Short-term note payable	5,000	—
Current portion of capital lease obligations	—	356

Total current liabilities	25,652	22,925
Long-term accrued restructuring costs, net of current portion	3,408	3,688
Long-term note payable, net of current portion	—	5,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 191,549,926 at September 30, 2005 and 187,773,293 at December 31, 2004	712,972	709,926
Treasury stock shares — 796,875 at September 30, 2005 and 796,875 at December 31, 2004	(2,439)	(2,439)
Accumulated other comprehensive loss	(205)	(125)
Accumulated deficit	(653,477)	(649,362)

Total stockholders’ equity	56,851	58,000

Total liabilities and stockholders’ equity	$85,911	$89,613

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Form 10-K as amended for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004*	2005	2004*
Revenue:
Product	$7,927	$3,297	$21,401	$13,977
License	9,628	3,000	19,628	3,000
Service	10,308	698	18,390	1,220

Total revenue	27,863	6,995	59,419	18,197

Cost of revenue:
Product	2,167	11,147	10,869	25,681
License	46	—	71	—
Service	6,017	197	10,330	541

Total cost of revenue	8,230	11,344	21,270	26,222

Gross profit (loss)	19,633	(4,349)	38,149	(8,025)
Operating expenses:
Research and development(1)(2)	1,905	13,751	17,118	40,187
Selling, general and administrative(3)(4)	4,523	7,424	17,475	21,563
Restructuring charges, net	1,529	904	2,884	904
Amortization of patents and patent rights	1,711	2,233	5,133	6,984
Stock compensation	—	56	(48)	1,636

Total operating expenses	9,668	24,368	42,562	71,274

Operating income (loss)	9,965	(28,717)	(4,413)	(79,299)
Interest income and other, net	305	188	644	677
Interest expense	(132)	(26)	(346)	(61)

Net income (loss)	$10,138	$(28,555)	$(4,115)	$(78,683)

Net income (loss) per share—basic and diluted	$0.05	$(0.16)	$(0.02)	$(0.45)

Shares used in per share calculation—basic	190,933	175,487	189,984	173,794

Shares used in per share calculation—diluted	197,767	175,487	189,984	173,794

*	As restated in the September 30, 2004 Form 10-Q/A filed November 8, 2004.
(1)	Excludes $0 and $79 in amortization of deferred stock compensation for the three months ended September 30, 2005 and 2004, respectively, and $0 and $434 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Excludes $0 and $(49) in variable stock compensation for the three months ended September 30, 2005 and 2004, respectively, and $(48) and $313 for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Excludes $0 and $26 in amortization of deferred stock compensation for the three months ended September 30, 2005 and 2004, respectively, and $0 and $231 for the nine months ended September 30, 2005 and 2004, respectively.

(4)	Excludes $0 and $658 for the nine months ended September 30, 2005 and 2004, respectively.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	September 30,	September 30,
	2005	2004*
Cash flows from operating activities:
Net loss	$(4,115)	$(78,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	(48)	1,636
Depreciation	967	2,778
Allowance for bad debts	60	—
Amortization of patents and patent rights	5,135	6,984
Non cash restructuring charges	1,508	904
Changes in operating assets and liabilities:
Accounts receivable	(2,242)	(790)
Inventories	3,762	1,255
Prepaid expenses and other current assets	(128)	(269)
Accounts payable and accrued liabilities	(2,681)	5,680
Accrued restructuring charges	(1,100)	(1,314)

Net cash provided by (used in) operating activities	1,118	(61,819)

Cash flows from investing activities:
Purchases of available-for-sale investments	(22,000)	(69,994)
Proceeds from sale or maturities of available-for-sale investments	28,548	60,162
Purchase of property and equipment	(668)	(2,024)
Payment of patent and patent rights	—	(7,500)

Net cash provided by (used in) investing activities	5,880	(19,356)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	10,289
Proceeds from sales of common stock under employee stock purchase and incentive option plans	3,174	4,948
Repayment of notes from stockholders	18	857
Repayment of debt and capital lease obligations	(356)	(283)

Net cash provided by financing activities	2,836	15,811

Change in cash and cash equivalents	9,834	(65,364)
Cash and cash equivalents at beginning of period	17,273	83,765

Cash and cash equivalents at end of period	$27,107	$18,401

*	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.
(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     On February 25, 2005, the Company’s Board of Directors resolved to change the fiscal year from one ending on the last Friday in December to a fiscal year ending the last calendar day in December. This change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10, because the Company’s fiscal year 2005 commenced with the end of its fiscal year 2004. The Company’s fiscal year 2004 ended on December 31, 2004. The third quarter of fiscal 2005 ended on September 30, 2005 and the third quarter of fiscal 2004 ended on September 25, 2004. The three-month periods ended September 30, 2005 and September 25, 2004 each consisted of 13 weeks. For ease of presentation, the accompanying financial information has been shown as of December 31 and calendar quarter ends for all annual and quarterly financial statement captions.
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
     Short-term investments as of September 30, 2005 and December 31, 2004, which are classified as available-for-sale, are summarized below (in thousands):

					Classified on Balance Sheet as:
		Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-term
	cost	Gains	Losses	Fair Value	Equivalents	Investments
As of September 30, 2005
US Government debt securities	$24,000	$—	$(233)	$23,767	$—	$23,767
Commercial paper	6,000	—	—	6,000	—	6,000

Total	$30,000	$—	$(233)	$29,767	$—	$29,767

As of December 31, 2004
US Government debt securities	$21,000	$1	$(168)	$20,833	$—	$20,833
Commercial paper	15,569	—	(7)	15,562	—	15,562

Total	$36,569	$1	$(175)	$36,395	$—	$36,395

3. Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended September 30, 2005, diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants using the treasury stock method. In the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, diluted net loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 17,922,082 and 29,648,874 for the three and nine months ended September 30, 2005, respectively, and 41,923,626 and 41,923,626 for the three and nine months ended September 30, 2004, respectively. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004*	2005	2004*
	(in thousands, except for per share amounts)
Basic and diluted:
Net income (loss), as reported	$10,138	$(28,555)	$(4,115)	$(78,683)

Shares used to compute basic net income (loss) per share	190,933	175,487	189,984	173,794
Effect of dilutive securities:
Common stock equivalents	6,834	—	—	—

Shares used to compute diluted net income (loss) per share	197,767	175,487	189,984	173,794

Basic and diluted net income (loss) per share	$0.05	$(0.16)	$(0.02)	$(0.45)

*	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.

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
     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004*	2005	2004*
	(in thousands, except for per share amounts)
Net income (loss), as reported	$10,138	$(28,555)	$(4,115)	$(78,683)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	56	(48)	1,636
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(5,275)	(7,538)	(10,136)	(27,652)

Pro forma net income (loss)	$4,863	$(36,037)	$(14,299)	$(104,699)

Basic and diluted net income (loss) per share — as reported	$0.05	$(0.16)	$(0.02)	$(0.45)

Basic and diluted net income (loss) per share — pro forma	$0.03	$(0.21)	$(0.08)	$(0.60)

*	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.
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

	Options				ESPP
	Three Months		Nine months		Three Months		Nine months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected volatility	0.98	0.91	0.98	0.91	0.98	0.91	0.98	0.91
Expected life in years	2.7	3.4	2.7	3.4	0.5	0.5	0.5	0.5
Risk-free interest rate	4.0%	2.9%	4.0%	2.7%	3.7%	1.8%	3.7%	1.4%
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
5. Revenue Recognition and Costs of Revenues
     Revenues are derived from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance and technical support fees.
     In the Form 10-K filed for the year ended December 31, 2004 and in the Form 10-Q filed for the quarter ended March 31, 2005, the Company reported two Revenue Captions: Product and Licenses and Services and one Cost of Sales caption. The latter caption included the combined direct costs of product, licenses and services costs. Beginning from the second quarter of fiscal 2005, the Company now distinguishes the Revenue and the related Costs into the three lines of business that have become significant: Product, License and Service. In providing the comparative Revenue and Costs for the comparable periods for 2004, the Company has reclassified revenue and costs into the same three lines of business captions to the extent that they were relevant for those prior periods.
     Product Revenue and Cost of Product. The Company recognizes revenue from products sold when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectability is reasonably assured. The Company recognizes revenue for product sales upon transfer of title. Transfer of title for the majority of the Company’s customers occurs upon shipment, as those customers have terms of F.O.B. shipping point. For those customers that have terms other than F.O.B. shipping point, transfer of title generally occurs once products have been delivered to the customer or the customer’s freight forwarder. The Company accrues for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales are made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company defers the recognition of revenue on these sales until the distributors sell the products through to third parties. The costs of product revenue consist of standard costs, and variances to the standard cost associated with yield, quantities, overhead and price. The Company reported product revenues of $7.9 million and $21.4 million, respectively, for the three and nine months ended September 30, 2005, compared to $3.3 million and $14.0 million for the corresponding periods in fiscal 2004, respectively. The Company reported cost of product revenues of $2.2 million and $10.9 million, respectively, for the three and nine months ended September 30, 2005 compared to $11.1 million and $25.7 million for the corresponding periods in fiscal 2004, respectively.
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
     The costs associated with delivering license revenue consisted of compensation costs of engineering support dedicated to the transfer of the license technology. The Company reported license revenues of $9.6 and $19.6 million for the three and nine months ended September 30, 2005, respectively, compared to $3.0 million for both the three and nine months ended September 30, 2004. The Company reported cost of license revenue of $46,000 and $71,000 for the three and nine months ended September 30, 2005, respectively. There were no comparable cost of license revenue for the three and nine months ended September 30, 2004.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. The Company now separately reports service revenue as a separate revenue caption since, and, as explained below, the service fee revenue caption includes new significant elements. In the past, the maintenance and technical support service revenue were insignificant and thus were combined with license revenue in one combined caption. Those revenues are now included with the new service revenues explained below and the related direct costs of delivering all service revenue, primarily payroll costs, are also segregated in a cost of service caption on the Company’s Consolidated Statements of Operations.
     Maintenance and Technical Support Services Revenue. The Company offers maintenance and technical support services to its LongRun2 licensees. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. The Company reported maintenance and technical support service revenue for the three and nine months ended September 30, 2005 of zero and $0.3 million, respectively, compared to $0.5 million for both the three and nine months ended September 30, 2004.

     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for all the deliverables. As of September 30, 2005, total fees and costs deferred under fixed fees arrangements amounted to $7.7 million and $2.3 million, respectively.
     Time and Materials Based Design Service Revenue. The Company recognizes revenue for services performed under the design and engineering services agreement using the time and materials method as work is performed. The Company charges the customer fees based on an agreed upon billing rate and the customers also reimburse the Company for agreed upon expenses.
     Service revenue and the related costs are summarized for the three and nine months ended September 30, 2005 and 2004 in the table below:
Service Revenue

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2005	2004	2005	2004
Time & Materials Based Contracts	$10,308	$198	$18,140	$720
License Related Maintenance & Technical Support Services	—	500	250	500

Total Service Revenue	$10,308	$698	$18,390	$1,220

Cost of Services
Time & Materials Based Contracts	$6,017	$197	$10,330	$541
License Related Maintenance & Technical Support Services	—	—	—	—

Total Cost of Services	$6,017	$197	$10,330	$541

6. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and nine month periods ended September 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004*	2005	2004*
Net income (loss)	$10,138	$(28,555)	$(4,115)	$(78,683)
Net change in unrealized gain (loss) on investments	(17)	132	(58)	(108)
Net change in foreign currency translation adjustments	—	13	(20)	1

Net comprehensive income (loss)	$10,121	$(28,410)	$(4,193)	$(78,790)

*	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.
     The components of accumulated other comprehensive loss, net of taxes as of September 30, 2005 and December 31, 2004, respectively, is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Net unrealized loss on investments	$(233)	$(174)
Cumulative foreign currency translation adjustments	28	49

Accumulated other comprehensive loss	$(205)	$(125)

7. Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$44	$—
Work in progress	498	4,158
Finished goods	1,106	1,252

	$1,648	$5,410

     In the three and nine months ended September 30, 2005, the Company recorded a charge of zero and $0.5 million, respectively, to costs of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, the Company reviews the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $1.6 million and $5.4 million of net inventory on hand at September 30, 2005 and December 31, 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For the three and nine months of 2005, the Company experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of the Company’s intention to discontinue certain products and to substantially raise the ASPs on many of its products. The Company recorded a benefit to gross margin from the sale of previously written down inventory of $3.2 million and $6.3 million for the three and nine months ended September 30, 2005, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively. Also included in the benefits of $3.2 million and $6.3 million, respectively, noted above were $0.1 million and $0.3 million associated with the sale of inventory that was improperly written down in the fourth quarter of fiscal 2004. The Company expects to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory but does not expect such benefit to be material to any future period. Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.
8. Advances from Customers
     As of September 30, 2005, the Company received $7.0 million of cash advances from two customers for design and development services. These cash advances will be applied against future revenues from these two customers at the time the revenues are recognized.
9. Other accrued liabilities
Other accrued liabilities consist of:

	September 30,	December 31,
	2005	2004
Accrued audit	$510	$1,337
Accrued non-recurring engineering	6	1,629
Deferred rent	423	512
Other	889	2,216

Total other accrued liabilities	$1,828	$5,694

10. Deferred Income
     Deferred income consists of deferred revenue, net of deferred costs, not recognized in the current period. The Company has not recognized the deferred income where the delivery of all the required elements has not yet occurred. Deferred revenue and costs consist of revenues and costs related to certain deferred product sales, license agreements for technology transfer, maintenance and technical support services, design services, and development services.

	September 30,	December 31,
	2005	2004
Deferred revenue:
Product	$650	$61
Service	7,683	—

Total	8,333	61

Deferred costs:
Product	84	32
Service	2,245	—

Total	2,329	32

Deferred income	$6,004	$29

11. Restructuring Charges
     During the first six months ended June 30, 2005, the Company recorded $1.5 million of restructuring charges, as a result of the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.
     During the quarter ended September 30, 2005, the Company recorded $1.5 million of restructuring charges consisting of lease costs of excess facilities that were no longer needed.
     Accrued restructuring charges consist of the following at September 30, 2005 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2003	$6,071	$—	$6,071
Net cash utilized in fiscal 2004	(826)	—	(826)

Balance as of December 31, 2004	5,245	—	5,245
Restructuring charge	1,508	1,502	3,010
Net cash utilized in the nine month period	(1,178)	(1,446)	(2,624)

Balance as of September 30, 2005	$5,575	$56	$5,631

12. Related Party Transaction
     The Company entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized service revenue of $66,000 and $330,000 for the three and nine months ended September 30, 2005, respectively.
13. Geographic and Customer Concentration Information
     The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended				Nine months Ended
	September 30,		September 30,		September 30,	September 30,
	2005		2004		2005	2004
Sony	72%		*	%	46%	* %
Hewlett-Packard	20%		17%		14%	35%
Fujitsu	*	%	*	%	20%	* %
Sharp	*	%	*	%	* %	15%
NEC	*	%	50%		* %	19%

*	represents less than 10% of total revenue

     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Microsoft	46%	* %
Hewlett-Packard	19%	31%
All American	11%	* %
Siltrontech	* %	28%
Sharp	* %	16%

*	represents less than 10% of net accounts receivable
14. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.
     In March 2005, the U.S. Securities and Exchange Commission (“ SEC”), released Staff Accounting Bulletin No. 107 (“SAB107”), “Share-Based Payments” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
     In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005. SFAS123R will be effective for us beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our consolidated financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
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
15. Legal Proceedings
     The Company is a party in one consolidated lawsuit. Beginning in September 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
16. Asset purchase and license agreements
     On May 26, 2005, the Company agreed to sell its Crusoe product line and license its 130-nanometer Efficeon technology to Culture.com Technology Limited (Culturecom), a Hong Kong based technology company, and entered definitive asset purchase and license agreements with Culturecom, subject to the achievement of certain closing conditions by the parties. The agreements between the Company and Culturecom contemplate that the Company would receive both up-front payments of $15.0 million, which amount is currently held in a third-party escrow pending close of the transaction, and payments of royalties on future sales of Crusoe and licensed 130-nanometer Efficeon products.
     This transaction is subject to the completion of a number of closing conditions, including the receipt of a technology export license from the U.S. Department of Commerce, certain other third party consents and the signing of a related services agreement with Transmeta. On November 8, 2005, Culturecom and the Company amended the definitive asset purchase agreement to extend from December 31, 2005 to January 31, 2006, the date by which the closing conditions for the transaction must be satisfied. There is no assurance that this transaction will close. Of the $15.0 million held in escrow, $0.8 million is non-refundable in the event the transaction were not to close; however, this non-refundable fee would be largely offset by legal and advisory fees that the Company has or expects to incur.
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
     During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, and to provide microprocessor design and engineering services. Beginning in the first quarter of 2005, we took action to eliminate our negative product gross margins and improve our cash flow by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale. On March 31, 2005, we announced a strategic restructuring plan that included a reduction of our workforce, reducing our operating expenses primarily associated with sales, marketing, and manufacturing expenses of our product business.
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
     Further, as part of the modification of our business model during the first half of 2005, we have entered into three significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, to realize value from certain of our legacy microprocessor products, and to prospectively sell and license certain of our older generation products to third parties. Each of those three strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the others. Those three strategic alliances are as follows:
•	On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group.

•	On May 12, 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation, under which agreements we will provide development services to Microsoft relating to a proprietary Microsoft project.

•	On May 26, 2005, we entered into related definitive asset purchase and license agreements with Culture.Com Technology Limited (‘Culturecom”), a Hong Kong based technology company. As part of the transaction, we agreed to sell our Crusoe product line to Culturecom. Culturecom will also license our 130-nanometer Efficeon technology to make and sell Efficeon-based products in Taiwan and China. In addition to up-front payments, Culturecom will pay royalties to us on sales by Culturecom of Crusoe and Efficeon products.
     Our business activities under our respective agreements with the Sony Group and Microsoft resulted in significant positive margin and cash flow contributions to our operations, consistent with our modified business model, in the second and third quarters of 2005, and we expect that our design and development services activities relating to these two strategic alliances will continue to contribute significantly to our gross margin and cash flow for the year 2005 and the first two quarters of 2006.

     Our transaction with Culturecom has not yet closed, and so has not had any material effect on our margin or cash flows. This transaction is subject to the completion of a number of closing conditions, including the receipt of a technology export license from the U.S. Department of Commerce, certain other third party consents and the signing of a related services agreement between Culturecom and Transmeta. On November 8, 2005, Culturecom and the Company amended the definitive asset purchase agreement to extend from December 31, 2005 to January 31, 2006, the date by which the closing conditions for the transaction must be satisfied. There is no assurance that this transaction will close. Of the $15.0 million held in escrow, $0.8 million is non-refundable in the event the transaction were not to close; however, this non-refundable fee would be largely offset by legal and advisory fees that we have or expect to incur.
     Our product revenue from sales of our Crusoe and 130 nanometer Efficeon products is expected to decline significantly after the third quarter of fiscal 2005. We placed these products on End-of-Life status in the first quarter of 2005 but have continued to support our customer programs throughout 2005, and we derived positive gross margins from these product sales in the first three quarters of fiscal 2005. We expect to continue to sell and support our 90 nanometer Efficeon microprocessor products, although we expect to sell only limited quantities of those products in the fourth quarter of 2005. Under our modified business model, we expect to make future 90 nanometer Efficeon product sales in connection with some of the third-party systems or platforms for which we also provide design and development services to third parties. In most cases, we would also expect to receive design or development service fees for providing such design and development services. In 2006, we expect to generate product revenue from sales of our 90 nanometer Efficeon products and, because we have improved our production costs for such products, we anticipate positive gross margin on those product sales.
     For the nine months ended September 30, 2005, we incurred a net loss of $4.1 million and positive cash flows from operations of $1.1 million. Beginning from the second quarter of fiscal 2005, the first full quarter operating under our modified business model, we recorded net income of $6.8 million and $10.1 million in the second and third quarters of fiscal 2005, respectively, and positive cash flows from operations of $4.8 and $9.5 million in these periods, respectively. We reported positive gross margins under each of our lines of business: product, license and service businesses. In the second and third quarters of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products. However, it is noted that our product gross margins benefited from sale of previously written down inventory. These benefits were $1.9 million and $3.2 million in the second and third quarters of 2005, respectively. In addition, during the second and third quarters of fiscal 2005, our cash flows benefited from significant customer prepayment requirements for both the service and product businesses.
     While we have improved our financial results and financial position since our restructuring March 31, 2005, we expect to report net losses and negative net cash flows in the fourth quarter of 2005 and during the next twelve months ending September 30, 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services. In addition, we expect revenue of our End-of-Life product sales to decline significantly after the end of the third quarter of 2005.
     Our cash and cash equivalents and short-term investment balances were $56.9 million at September 30, 2005, as compared to $53.7 million at December 31, 2004. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures, at least through September 30, 2006, notwithstanding our anticipated net losses and negative net cash flows described in the preceding paragraph.
     We have derived the majority of our revenue from a limited number of customers located in Asia, which subjects us to economic cycles in that region. Revenues from Asia accounted for 95% and 94% of total revenues in the nine months ended September 30, 2005 and 2004, respectively.
Critical Accounting Policies
     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to our annual report on Form 10-K, as amended, for the year ended December

31, 2004, filed with the Securities and Exchange Commission on March 29, 2005. There have been no changes in our critical accounting policies and estimates since December 31, 2004, except as set forth in our Form 10-Q for the quarterly period ended June 30, 2005 and set out below.
     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time based on mutually agreed billing rates.
     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, we entered into a series of related fixed-fee agreements for providing engineering and development services. Certain portions of the fixed fees are paid to us upon achieving certain defined technical milestones. We deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables. We expect that total contract revenue will more than offset our total projected costs. We are deferring both the revenue and the related direct labor and materials costs associated with this project until such time as we believe we have effectively completed all services deliverables under the contract, at which point, we will secure client confirmation and acceptance before we recognize the deferred revenue into earned services revenue and recognize the related deferred cost as current period cost of services. We track the progress of these fixed fee contracts based upon a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. We offset the deferred revenue against the accumulated deferred costs and we report the net deferred income on our Consolidated Balance Sheets.
Recognition of Time and Materials Based Design Services Revenue and Related Costs. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We will recognize revenues and related direct costs, consisting primarily of assigned staff compensation related costs, from service contracts using the time and materials method, as work is performed. We charge the customer fees based on an agreed upon billing rate and the customers also reimburse us for agreed upon expenses.
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004(1)	2005	2004(1)
Product	28%	47%	36%	77%
License	35%	43%	33%	16%
Service	37%	10%	31%	7%

Total	100%	100%	100%	100%
Costs of product	8%	159%	18%	141%
Costs of license	* %	* %	* %	* %
Costs of service	22%	3%	18%	3%

Total cost of revenue	30%	162%	36%	144%

Gross profit (loss)	70%	(62%)	64%	(44%)
Operating expenses:
Research and development	7%	197%	29%	221%
Selling, general and administrative	17%	106%	29%	119%
Restructuring charges	5%	13%	5%	5%
Amortization of patents and patent rights	6%	32%	9%	38%
Stock compensation	* %	1%	* %	9%

Total operating expenses	35%	349%	72%	392%

Operating income (loss)	35%	(411%)	(8%)	(436%)
Interest income and other, net	1%	3%	1%	4%
Interest expense	(* %)	(* %)	(* %)	(* %)

Net income (loss)	36%	(408%)	(7%)	(432%)

(1)	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.

   Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004(1)	2005	2004(1)
Product	$7,927	$3,297	$21,401	$13,977
License	9,628	3,000	19,628	3,000
Service	10,308	698	18,390	1,220

Total revenue	$27,863	$6,995	$59,419	$18,197

(1)	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.
     Revenues are generated from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees.
     Product Revenues. In both 2004 and 2005, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue in the three and nine months ended September 30, 2005 increased by $4.6 million and $7.4 million over the comparable periods ended September 30, 2004, respectively. The increase was due in part to an unexpected increase in demand from customers who received notice of our intention to discontinue certain products and to substantially raise the average selling prices (“ASPs”) on certain other products. In addition, we experienced higher revenues as a result of:
•	Higher unit shipments and ASPs of Efficeon products, which had their first full year of sales in fiscal 2004. Revenue from Efficeon products represented $4.2 million and $9.2 million of total product revenue for the three and nine months ended September 30, 2005, respectively, versus $0.9 million and $3.7 million of total product revenue for the three and nine months ended September 30, 2004, respectively.

•	Higher unit shipments on slightly lower ASPs of Crusoe product, our first product line. Revenue from Crusoe products represented $3.7 million and $12.2 million of total revenue for the three and nine months ended September 30, 2005, respectively, versus $2.4 million and $10.2 million of total product revenue for the three and nine months ended September 30, 2004, respectively.
     We currently have approximately $3.2 million of product orders, the majority of which we expect to ship during the remainder of the fiscal year 2005. Given the announced end of life of all Crusoe and 130 nanometer Efficeon products, the sales of these products will continue to decline significantly in the fourth quarter. We further expect to continue support our 90 nanometer Efficeon products for the foreseeable future. While we expect product revenues to decline significantly by the end of this fiscal year, we believe that we can manage our production costs, and potentially achieve acceptable gross margins in a more focused product business during 2006.
     License Revenue. License revenue of $9.6 million was recognized during the quarter ended September 30, 2005. This license fee relates to a technology transfer made to a customer pursuant to one of our LongRun2 license agreements. This license fee represents recognition of license revenue from our third customer. We are continuing to develop and market our LongRun2 advanced power management technology and we expect future license revenues.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues in the three and nine months ended September 2005 increased by $9.6 million and $17.2 million over the comparable periods ended September 2004, respectively. This increase in service revenue was attributable to our microprocessor design services beginning in the second quarter of 2005. We expect to derive a significant portion of our revenue by providing engineering services during the remainder of 2005. As part of our modified business model announced March 31, 2005, we expect to continue to deploy the majority of our engineering headcount in design and development services arrangements.
     Deferred income related to services was $5.4 million at September 30, 2005. The majority of this deferred income is related to a series of related fixed fee, technical milestone based development services agreements. We expect to continue these projects until such time as we complete the contract requirements and recognize the related revenues and costs.

Services Revenue

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2005	2004	2005	2004
Time & Materials Based Contract	$10,308	$198	$18,140	$720
Maintenance & Technical Support Services for License	—	500	250	500

Total Services Revenue	$10,308	$698	$18,390	$1,220

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
     Fixed Fee Development Service Revenue. Beginning from the second quarter of fiscal 2005, we entered into a series of related fixed-fee, technical milestone based agreements to provide development services, under which agreements we now expect that total contract revenue will more than offset our total projected costs. We are deferring both the revenue and the related direct labor and materials costs associated with this project until such time as we believe we have effectively completed all services deliverables under the contract, at which point, we will secure client confirmation and acceptance before we recognize the deferred revenue into earned services revenue and recognize the related deferred cost as current period cost of services. We track the progress of these fixed fee contracts based upon a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. We will monitor accumulated and total expected costs and, in the event that we estimate that our total projected costs are likely to exceed our total projected revenue, we would then recognize the expected net loss resulting from these contracts. We offset the deferred revenue against the accumulated deferred costs and report the net deferred income on our Consolidated Balance Sheets. Of the total net deferred income shown of $6.0 million, the deferred income associated with Fixed Fee Development Service contracts was approximately $5.4 million at September 30, 2005.
     Time and Materials Based Design Service Revenue. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We recognize the service revenue and related direct cost of service, the latter consisting primarily of assigned staff compensation related costs, using the time and materials method, as work is performed. As noted above, in prior periods, we recorded the relatively immaterial time and materials based service revenue under the “License and Service Revenue” caption.
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended				Nine months Ended
	September 30,		September 30,		September 30,	September 30,
	2005		2004		2005	2004
Sony	72%		*	%	46%	* %
Hewlett-Packard	20%		17%		14%	35%
Fujitsu	*	%	*	%	20%	* %
Sharp	*	%	*	%	* %	15%
NEC	*	%	50%		* %	19%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Microsoft	46%	* %
Hewlett-Packard	19%	31%
All American	11%	* %
Siltrontech	* %	28%
Sharp	* %	16%

*	represents less than 10% of net accounts receivable

Costs of Revenues
     Cost of revenues consists of cost of product revenue, cost of license and cost of service revenue.
Products:
     Our cost of product revenue is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004(1)	2005	2004(1)
Product revenue	100.0%	100.0%	100.0%	100.0%
Cost of product revenue:
Cost of product revenue before benefits of previously written down inventory	67.1%	340.8%	80.3%	186.0%
Benefits to gross margin from the sale of previously written down inventory	(39.8%)	(2.7%)	(29.5%)	(2.3%)

Cost of product revenue	27.3%	338.1%	50.8%	183.7%

Product gross margin	72.7%	(238.1%)	49.2%	(83.7%)

(1)	As restated in the September 30, 2004 Form 10-Q/A filed November 10, 2004.
     As a percent of product revenue, our cost of product revenue was 27.3% and 50.8% for the three and nine months ended September 30, 2005, respectively, compared to 338.1% and 183.7% for the corresponding periods last year. The significant decreases in our cost of product revenue in the three and nine months of 2005 versus the corresponding periods of 2004 were primarily attributed to:
•	Benefit derived from sale of previously written-down inventory during the first nine months of 2005 from customers;

•	Lower product cost a result of lower manufacturing costs associated with the Efficeon TM8000 processors, which had higher costs with the introduction of the product in the first nine months of 2004;

•	Higher charges for inventory adjustments in the first nine months of 2004 resulted from manufacturing costs expected to exceed the price at which we expected to sell these products.
     Product gross margins were 72.7% and 49.2% for the three and nine months ended September 30, 2005, respectively, compared to negative 238.1% and negative 83.7% for the three and nine months ended September 30, 2004, respectively. As previously discussed, positive gross margins were achieved through a combination of higher benefits from previously written down inventories, higher ASP, lower manufacturing costs and higher product demand due to end of life orders.
     In the three and nine months ended September 30, 2005, we recorded a charge of zero and $0.5 million, respectively, to costs of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, we review the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, we took into consideration current assumptions regarding our future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $1.6 million and $5.4 million of net inventory on hand at September 30, 2005 and December 31, 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For the three and nine months of 2005, we experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on many of our products. We recorded a benefit to gross margin from the sale of previously written down inventory of approximately $3.2 million and $6.3 million for the three and nine months ended September 30, 2005, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively. The $3.2 million benefit to gross margin during the three months ended September 30, 2005 included (a) $2.2 million in sales to one customer of inventory that had been written down as of December 31, 2004, but was sold during the third quarter of 2005, because of favorable changes in that customer’s product specification requirements, (b) $0.8 million in sales of Crusoe inventory that, because of the discontinuation of our Crusoe products, were made at significantly higher ASP’s than were expected at the time they were written down, and (c) $0.2 million in sales of Efficeon inventory which was previously written off.
     Also included in the benefits of $3.2 million and $6.3 million, respectively, noted above were $0.1 million and $0.3 million associated with the sale of inventory that was improperly written down in the fourth quarter of fiscal 2004. We do not expect to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory.
     Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.
Licenses:

	Three Months Ended		Nine months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Cost of License	$46	$—	$71	$—

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
     Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The increase in costs of service revenue resulted primarily from costs associated with design and engineering design revenues beginning in the second quarter of 2005 from a new design services agreement. Service revenue and the related costs are summarized for the three and nine months ended September 30, 2005 and 2004 in the table below:
Costs of Services Revenue

	Three Months Ended		Nine months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Time & Materials Based Contract	$6,017	$197	$10,330	$541
License Related Maintenance and Support Services	—	—	—	—

Total Cost of Services	$6,017	$197	$10,330	$541

Research and Development

	Three Months Ended		Nine months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Research and development expenses	$1,905	$13,751	$17,118	$40,187

Amount reclassified to costs of service and deferred costs (1)	$5,753	$—	$11,778	$—

(1)	In fiscal 2005, we reclassified costs directly attributable to the design and development services agreements to costs of service revenues. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities in the prior years.
     Research and development expenses in the three and nine months ended September 2005 decreased by $11.8 million and $23.1 million, respectively, over the comparable periods in fiscal 2004. Apart from the reclassification discussed above, R&D expenses declined as a result of lower headcount associated with attrition during the second half of 2004 and the first quarter of 2005, and workforce reduction of manufacturing related R&D personnel as part of the March 31, 2005 restructuring plan. In addition to lower R&D expenses associated with personnel, we reduced our non-recurring engineering charges by $2.5 million and $5.0 million in the three and nine months ended September 30, 2005, respectively, by discontinuing certain of our products, and by continuing to manufacture select models of our 90 nanometer Efficeon processor for critical customers only under modified terms and conditions.

     We expect our research and development expense to significantly increase in future periods due to anticipated reallocation of certain dedicated design and development services activities, currently classified as cost of services, and systems engineering and manufacturing support for both our LongRun2 development and further 90 nanometer Efficeon product enhancements for our focused product business.
Selling, General and Administrative

	Three Months Ended		Nine months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Selling, general and administrative expenses	$4,523	$7,424	$17,475	$21,563

     Selling, general and administrative expenses for the three and nine months ended September 30, 2005 decreased by $2.9 million and $4.1 million, respectively, compared to the corresponding periods of fiscal 2004. The decrease in selling, general and administrative expenses was primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs. We anticipate that selling, general and administrative expenses will increase in the next several quarters due to additional headcount and accounting costs as the Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.
Restructuring Charges, net
     During the three and nine months ended September 30, 2005, we recorded a $1.5 million and $2.9 million of restructuring charges, respectively, as a result of our strategic restructuring plan to focus its ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. The restructuring charge incurred in the first quarter of fiscal 2005 consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees. For the third quarter of fiscal 2005, the Company recorded $1.5 million of restructuring charges consisting of lease costs of excess facilities that were no longer needed.
Amortization of Patents and Patent Rights, net
     Amortization of patents and patent rights, net were $1.7 million and $5.1 million for the three and nine months ended September 30, 2005, compared to $2.2 million and $7.0 million in the corresponding periods of fiscal 2004. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights. The decreases can be attributed to a decrease in accretion expenses, as the liabilities associated with the patents and patent rights have been either paid in full or accreted to their future value as of December 31, 2004.
Stock Compensation
     Stock compensation was zero and negative $48,000 for the three and nine months ended September 30, 2005, respectively, compared to a charge of $0.1 million and $1.6 million for the same periods of fiscal 2004.
     Variable stock compensation is based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Variable stock compensation for the three and nine months ended September 30, 2005 was zero and a credit of $48,000, respectively, primarily as a result of the lower market value of our common stock at September 30, 2005 compared to December 31, 2004, the previously valued date.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Variable stock compensation	$—	$(49)	$(48)	$971
Deferred stock compensation	—	105	—	665

Total stock compensation	$—	$56	$(48)	$1,636

Interest Income and Other, Net and Interest Expense
     Interest income and other, net was $0.3 million and $0.6 million for the three and nine months ended September 30, 2005, respectively, compared to $0.2 million and $0.7 million for the corresponding periods last year. Interest expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively, compared to $26,000 and $61,000 for the corresponding periods in fiscal 2004. The increase in interest expense was primarily the result of interest expense related to the $5.0 million in long-term payables for a technology license agreement and the foreign exchange loss on a receivable.

Liquidity and Capital Resources
     Except for the second and third quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the third quarter of fiscal year 2005, we incurred a cumulative loss aggregating of $653.5 million, which included net losses of $4.1 million in the first nine months of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $56.9 million at September 30, 2005.
     During the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. Reflecting our increased focus on our licensing and service businesses, we increased our revenue from those activities during the second and third quarters of 2005, and we expect continuing revenue from our licensing and service activities in 2005 and beyond. During the first quarter of 2005, we also took actions to reduce our operating losses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, and we reduced our workforce as part of a strategic restructuring plan announced on March 31, 2005. As a result of those actions, we improved our gross margins and further reduced our operating expenses associated with our product business.
     In addition, as part of our modified business model, we have continued our efforts to develop strategic alliances with other companies that could enable us to leverage our microprocessor design and development capabilities in order to raise operating capital and to improve or enhance our business in other ways. For example, on March 31, 2005, we entered into and announced a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). Under that agreement, which has a term of two years unless terminated earlier, Transmeta will provide the design and engineering services of more than one hundred Transmeta engineers to work on advanced projects for Sony Group. The March 2005 agreement with Sony Group and the services performed under this agreement resulted in a positive contribution to our operations, consistent with our modified business model, beginning in the second quarter of 2005. Also in the second quarter of 2005, but entirely independent of our agreement with the Sony Group, we entered into and announced a series of related development services agreements with Microsoft Corporation. Under our agreements with Microsoft, we provided and will continue to provide to Microsoft development services relating to a proprietary Microsoft project. These engineering services agreements have enabled us to leverage our microprocessor design and development capabilities and to improve our cash flows from operations in the second and third quarters of fiscal 2005, and we expect that our performance of design and development services under our agreements with the Sony Group and Microsoft, respectively, will continue to contribute significantly to our cash flows from operations in the fourth quarter of 2005.
     We expect to continue to sell and support our 90 nanometer Efficeon microprocessor products, although we expect to sell only limited quantities in the fourth quarter of 2005. Under our modified business model, we expect to make future 90 nanometer Efficeon product sales in connection with some of the third-party systems or platforms for which we also provide design and development services to third parties. In most cases, we would also expect to receive design or development service fees for providing such design and development services. In 2006, we expect to generate product revenue from sales of our 90 nanometer Efficeon products and, because we have improved our production costs for such products, we anticipate positive gross margin on those product sales.
     For the nine months ended September 30, 2005, we incurred a net loss of $4.1 million and positive cash flows from operations and investing activities of $7.0 million. As of September 30, 2005 we had $56.9 million in cash, cash equivalents and short-term investments compared to $53.7 million at December 31, 2004, reflecting an increase of $3.2 million. While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows in the fourth quarter of 2005 and during the next twelve months ending September 30, 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services. In addition, we expect revenue of our End-of-Life product sales to decline significantly after the end of the third quarter of 2005.
     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under the modified business model and related restructuring plan announced by us on March 31, 2005, notwithstanding our anticipated net losses and negative net cash flows described in the preceding paragraph.
     For the nine months ended September 30, 2005, we incurred a net loss of $4.1 million, although activities taken under our modified business model resulted in net income and positive cash flows from operations in the second and third quarters of 2005. While we expect to report net losses and negative cash flows over the course of the next twelve months, we have significantly improved our liquidity position during the second and third quarters of 2005 and we expect to maintain sufficient liquidity to fund the anticipated cumulative net losses and negative cash flows.
     The accompanying financial statements have been prepared assuming that we will continue as a going concern under our modified business model, and we believe that, despite the many risks and contingencies relating to our modified business model and related restructuring plan, our recent changes to our business model and our implementation of that restructuring plan have eliminated any substantial doubt about our ability to continue as a going concern until at least September 30, 2006.
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
     The following comparison table summarizes our usage of cash and cash equivalents for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 (as amended in the Form 10-Q/A file on November 10, 2004):

	Nine months Ended
	September 30,	September 30,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$1,118	$(61,819)
Net cash provided by (used in) investing activities	5,880	(19,356)
Net cash provided by (used in) financing activities	2,836	15,811

Increase (decrease) in cash and cash equivalents	$9,834	$(65,364)

     Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2005, compared to net cash used in operating activities of $61.8 million for the corresponding period in fiscal 2004. Net cash provided by operations during the first nine months of fiscal 2005 was primarily the result of a net loss of $4.1 million, increases in accounts receivable, accrued restructuring charges, and prepaids and other current assets of $2.2 million, $0.4 million and $0.1 million, respectively. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $5.1 million, a decrease in inventory of $3.8 million and an increase in accounts payable and other accrued liabilities of $2.7 million. The increase in the accounts receivable balance was primarily attributed to increased service revenue for the nine months ended September 30, 2005 compared to the corresponding period of fiscal 2004. The increase in accounts payable and other accrued liabilities was primarily attributed to increased deferred revenue from licensees of our proprietary LongRun2 technologies for power management and transistor leakage control and cash advances from customers, offset by decreases in accounts payable and accrued inventory-related charges.
     Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2005, compared to net cash used in investing activities of $19.4 million for the corresponding period in fiscal 2004. This change was primarily due to $6.5 million in net proceeds from the maturity of available-for-sale investments for the first nine months of fiscal 2005, offset by $0.7 million in purchases of property, plant and equipment, compared to $9.9 million in net purchases of available-for-sale investments for the same period last year, a $7.5 million payment for previously acquired patent and patent rights and $2.0 million of property and equipment purchases.
     Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2005, compared to $15.8 million for the corresponding period in fiscal 2004. For the nine months ended September 30, 2005, we received $3.2 million in net proceeds from sales of common stock under our employee stock purchase and incentive stock options plans, compared to $4.9 million for the same period last year. Additionally, we received $10.3 million in 2004 when our underwriters exercised their over-allotment option to purchase an additional 3.75 million shares of our common stock in relation to our December 2003 common stock offering.
     At September 30, 2005, we had $27.1 million in cash and cash equivalents and $29.8 million in short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases with terms ranging from 12 to 36 months.

Contractual Obligations
     At September 30, 2005, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
		(In thousands)
Operating Leases(1)	$15,004	$4,623	$10,373	$8
Unconditional Purchase Obligations(2)	2,618	2,349	269	—
Other Obligations(3)	5,056	5,056	—	—

Total	$22,678	$12,028	$10,642	$8

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

(3)	Other obligations represent payments of $5.0 million to our development partner and payments of $0.1 million pertaining to our restructuring charge.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.
     In March 2005, the U.S. Securities and Exchange Commission (“ SEC”), released Staff Accounting Bulletin No. 107 (“SAB107”), “Share-Based Payments” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
     In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005. SFAS123R will be effective for us beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our consolidated financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
     In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
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
     Except for the second and third quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Beginning during our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products are expected to decline significantly after the third fiscal quarter of 2005. Further, while we have improved our financial results and financial position beginning during our second quarter of fiscal 2005, we expect to report net losses and negative net cash flows in the fourth quarter of 2005 and during the next twelve months ending September 30, 2006. Since our inception, we have incurred a cumulative loss aggregating $653.5 million, which includes net losses of $4.1 million during the first nine months of fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $56.9 million at September 30, 2005.
     At the end of 2004, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through the end of 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products. Accordingly, we undertook a critical evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors, and we announced a modified business model and a related restructuring plan based in part on that evaluation in March 2005. We must execute successfully on our modified business model and related restructuring plan in order to continue to operate for a period that extends at least through September 30, 2006.
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
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under our modified business model and related restructuring plan, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second and third quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
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
     During the second quarter of 2005, we received notices of potential delisting of our stock from the Nasdaq National Market based on our failure to satisfy continued listing requirements of the Nasdaq National Market respecting our failure to timely file a periodic report with the SEC and to maintain a minimum bid price per share of at least $1.00. Since receiving those notices, we filed the periodic report in question and we regained compliance with the minimum bid price rule. We received notice from the Nasdaq Listing Qualifications staff indicating that we had cured each of those failures. However, it is possible that we might be unable to timely file a periodic report with the SEC in the future or that our stock price may again fall below the minimum bid price in the future. If we are unable to maintain compliance with these or other listing requirements, our common stock may be delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. The loss or discontinuation of our Nasdaq National Market listing may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.
Our product revenue and our product business may be negatively impacted by modifications to our business model that we have recently implemented or are contemplating.
     During the first quarter of 2005, as part of our transition to a modified business model, we began taking action to reduce our operating losses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, which actions we anticipate will improve the negative gross margins historically associated with our product business. We advised our customers that we plan to discontinue production of our Crusoe products during 2005. Based upon our review of critical customer needs, we have also decided to narrow our Efficeon product line and announced to our customers that certain versions of the Efficeon products will be discontinued. The actions that we have taken or contemplate taking likely will result in lost sales as target customers design a competitor’s microprocessor into their product, to replace our own microprocessors. We expect to continue evaluating the business of designing, developing and selling our Efficeon processors, and we may decide to discontinue some or all of our remaining Efficeon products as we refine our modified business model.
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
     We are using Fujitsu Limited to manufacture our 90 nanometer Efficeon TM8000 series microprocessors. Manufacturing on an advanced 90 nanometer CMOS process involves a variety of technical and manufacturing challenges. Fujitsu Limited has limited experience with the 90 nanometer CMOS process and, although we have achieved production of our Efficeon TM8800 product on the Fujitsu Limited 90 nanometer CMOS process, we cannot be sure that Fujitsu Limited’s 90 nanometer foundry will achieve production shipments on our planned schedule or that other manufacturing challenges might not later arise. For example, during 2001 and again in 2004, we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 series microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to fulfill our customer demand would suffer and we could incur significant expenses.

Our restructuring plan has reduced our resources and ability to pursue opportunities and support customers in emerging markets for our microprocessor products.
     The modification of our business model has reduced our historical business focus on product sales, and we have reduced operating expenses associated with our product business as part of our restructuring plan, including the reduction of our workforce. Our restructuring plan has substantially limited our resources and ability to pursue opportunities in emerging markets for which our products are suited, including new classes of computing devices such as UPCs and other unique PC form factors, which require newly developed technologies, extensive development time, and marketing support.
We currently derive a substantial portion of our revenue from a small number of customers and licensees, and our revenue would decline significantly if any major customer were to cancel, reduce or delay a transaction relating to our products, licenses and services.
     Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 80% of total revenue during the first nine months of fiscal 2005. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
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
     We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on TSMC to fabricate the wafers for our Crusoe products and on Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 series products. We do not have manufacturing contracts with Fujitsu Limited, and therefore we cannot be assured that we will have any guaranteed production capacity. These foundries may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that are larger than we and have greater economic resources, that have long-term agreements with these foundries or that purchase in significantly larger volumes than we may cause these foundries to reallocate capacity to them, decreasing the capacity available to us. In addition, these foundries could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If these foundries were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. These foundries could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.
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
     Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, TSMC, upon which we currently rely to fabricate a portion of our wafers, and ASE, upon which we currently rely for the majority of our assembly and test services, are located in Taiwan. Fujitsu Limited, which fabricates a significant amount of our wafers, is located in Japan. Taiwan and Japan have experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in these areas could materially disrupt our manufacturer’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.
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
     Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. We are required to adopt SFAS 123(R) in our first quarter of fiscal year 2006. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. The adoption of SFAS 123(R) will result in a decrease in any earnings that we report.
We have identified material weaknesses in our internal control over financial reporting, which contributed to our need to amend our financial statements for the second quarter of fiscal 2004.
     In compliance with the Sarbanes-Oxley Act of 2002, we recently completed our testing of our system of internal control over financial reporting as of December 31, 2004 and September 30, 2005. In our evaluation, we identified six material weaknesses as set out in Item 9A “Controls and Procedures” of our reports on Form 10-K and Form 10-K/A for the year ended December 31, 2004, and below in Part I, Item 4 “Controls and Procedures” of this report on Form 10-Q. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we have identified affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. For example, certain of these material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We have taken and are taking steps to remediate the material weaknesses in our system of internal control over financial reporting, but we have completed our remediation effort with respect to only one of the material weaknesses identified, and there can be no assurance that we will completely remediate our material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective and that our independent registered public accounting firm will be able to express an opinion on the effectiveness of our internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of September 30, 2005, we had cash equivalents and available-for-sale investments of $56.9 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at September 30, 2005.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As described below, we have identified and reported to our audit committee of our board of directors and Burr, Pilger & Mayer LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective.
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
Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting
     During the third quarter of 2005, our remediation efforts focused on hiring qualified accounting and finance staff to augment the expertise of our finance department. We hired many of the qualified accounting and finance staff whom we believe are needed to achieve remediation of all of our material weaknesses by the end of the fourth quarter of fiscal 2005. Our hiring consists of a combination of both full-time employees, and independent contractors. We also continued to engage our independent financial control consultants to assist us in developing plans for infrastructure improvements and other steps to remediate deficiencies in our internal control over financial reporting.
     As a consequence of these actions, we have determined that we no longer have the material weakness in internal control over financial reporting that management had identified in the segregation of duties in our accounts payable function. Specifically, we have remediated the material weakness that had existed in our segregation of duties among our limited finance department staff, including the internal controls in our accounts payable function sufficient to prevent or timely detect error or fraud that could have had a material impact on our financial statements.
     We anticipate that our remediation will continue through fiscal 2005, during which we expect to continue pursuing appropriate corrective actions. Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing are subject to continued

management review, as well as audit committee oversight. Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above.
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
Changes in Internal Control over Financial Reporting
     As described above, due to remediation actions that we have taken, we have determined that we no longer have the material weakness in internal control over financial reporting that management had identified in segregation of duties in our Accounts Payable function. Aside from the changes taken to remediate that material weakness, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party in one consolidated lawsuit. Beginning in September 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
Item 6. Exhibits
     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ MARK R. KENT Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Date: November 9, 2005		Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.