Form 10-K
period 2005-12-31
TRANSMETA CORP
filed 2006-03-16
CIK 1001193

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
Stock Purchase Rights
      Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $105,300,796 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2006, 193,900,201 shares of the registrant’s common stock, $.00001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference into Parts II and III hereof. Except with respect to information specifically incorporated by reference in this 10-K, the Proxy statement is not deemed to be filed as part hereof.

TRANSMETA CORPORATION
FISCAL YEAR 2005 FORM 10-K
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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      This Report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this Report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products and technologies, and our future gross margins, operating expenses and need for additional capital.
      Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in the section entitled “Risk Factors.” You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.
PART I

Item 1.	Business
General
      Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We now also provide, through strategic alliances and under contract, engineering services that leverage our microprocessor design and development capabilities. In addition to our microprocessor product and services businesses, we also develop and license advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices.
      From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we have derived the majority of our revenue from selling our microprocessor products. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain our business. Consequently, during the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to realize value from certain of our legacy microprocessor products. Under our modified business model, we have three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

Our Licensing Business
      We began licensing certain of our intellectual property and advanced computing and semiconductor technologies to other companies in 2003, and we expect to continue building this line of business in the future. We have derived most of our revenue in this line of business from licensing and services agreements relating to our proprietary LongRun2 technologies for power management and transistor leakage control. Since March 2004, we have entered into and announced agreements granting licenses for our LongRun2 technologies to NEC Electronics, Fujitsu Limited, Sony Corporation and Toshiba Corporation. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future.
Our Services Business
      During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. Each of those two strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the other. Those two strategic alliances are as follows:

•	On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we currently provide the design and engineering services of approximately one hundred and forty Transmeta engineers to work on advanced projects for Sony Group. The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our current project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. We expect to continue to provide services to the Sony Group after March 31, 2006, and we are negotiating project agreements with the Sony Group respecting such services. However, due to the uncertainty of these negotiations, we cannot assure you that we will extend any of the current project agreements or enter any additional project agreements, or that such agreements, if any, will continue to require engineering services of the same kind or at the same level as we provided in 2005.

•	On May 12, 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation, under which agreements we currently provide the development services of approximately thirty Transmeta engineers to Microsoft relating to a proprietary Microsoft project. We have substantially completed the services to be provided under these development services agreements, and, upon Microsoft’s acceptance thereof, we will recognize the related revenue and direct cost of sale, which we expect will occur in 2006. We currently are in negotiations with Microsoft regarding the provision of additional services, and, although we expect to continue to provide services to Microsoft in 2006, we do not necessarily expect that we will continue to supply engineering services at the same level as we provided in 2005.
      We intend to continue to seek additional strategic alliance opportunities and related agreements with these or other parties to provide engineering services that leverage our microprocessor design and development capabilities.
Our Product Business
      Our product business model has historically focused on designing, developing and selling x86-compatible microprocessor products, including products in both our Crusoe® and Efficeontm microprocessor families. Unlike traditional microprocessors that are built entirely with silicon hardware, our microprocessor products utilize our innovative combination of software and hardware technology. A portion of the functionality of our microprocessors is implemented with software that allows the remaining functionality to be implemented in hardware with only a fraction of the number of logic transistors required in a conventional microprocessor.

Because of this reduction in the number of logic transistors, our microprocessors consume less power and generate less heat.
      In 2005 we derived product revenue from our sales of Crusoe and Efficeon microprocessor products. However, our product revenue from sales of our Crusoe and 130 nanometer Efficeon products is expected to be immaterial in fiscal 2006. We placed these products on End-of-Life status in the first quarter of 2005 but continued to support our customer programs through the end of 2005. We expect to continue to sell and support our 90 nanometer Efficeon microprocessor products. Under our modified business model, we expect to make future 90 nanometer Efficeon product sales in connection with some of the third-party systems or platforms for which we also provide design and development services to third parties. In most cases, we would also expect to receive design or development service fees for providing such design and development services.
Customers
      We have licensed our proprietary LongRun2 and advanced power management technologies to four companies to date. In January 2005, we entered into such a licensing agreement with Sony Corporation. In February 2006, we entered into such an agreement with Toshiba Corporation.
      In 2005, we entered into two strategic alliance agreements to provide engineering services to other companies. In March 2005, we entered into a design services agreement with the Sony Group. In May 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation. Our agreements with Sony Group are independent of and unrelated to our agreements with Microsoft Corporation.
      In 2005, we derived product revenue from our sales of Crusoe and Efficeon microprocessor products.
      Based on total revenues for the year ended December 31, 2005, our top three customers were Sony Corporation, Fujitsu America Inc. and Hewlett-Packard International Pte Inc.
Sales and Marketing
      Our sales efforts for licensing our technologies and providing engineering services are targeted to semiconductor manufacturers, including companies with which we developed customer or manufacturing relationships from our historical microprocessor product business. Our sales efforts for our microprocessor products are targeted primarily to selling products designed for or adapted to third-party systems or platforms for which we may also provide design and development services.
      We have traditionally employed direct sales personnel in the United States, Japan and Taiwan. In 2005, based upon the changes that we have made to our microprocessor product business model, we significantly reduced our sales and marketing activities and resources worldwide, and consolidated our direct sales personnel in the United States and in Japan.
      We have traditionally sold our x86 microprocessor products directly to original equipment manufacturer, or OEMs, and through distributors, stocking representatives and manufacturers’ representatives. During the first quarter of 2005, we consolidated our sales and distribution network by, for example, terminating our agreements with certain distributors, stocking representatives and manufacturers’ representatives, as appropriate, to reflect such changes to our business model. We currently are providing only minimal amounts of our microprocessor products to our distributors, stocking representatives and manufacturers’ representatives.
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

      We currently use Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 products and our test wafers to promote our LongRun2 and advanced power management technologies in support of our licensing business. We began volume shipments from this process in the second half of 2004. We have yet to enter into a definitive manufacturing agreement with Fujitsu. While we may enter into a definitive manufacturing agreement with Fujitsu, we do not expect that such an agreement will provide us with a guaranteed production capacity.
      Advanced Semiconductor Engineering, or ASE, currently performs the initial testing of the silicon wafers that contain our microprocessors. After initial testing, ASE cuts the silicon wafers into individual semiconductors and assembles them into packages. All testing is performed on standard test equipment using proprietary test programs developed by our test engineering group. We periodically inspect the test facilities to ensure that their procedures remain consistent with those required for the assembly of our products. We generally ship our products from a third party fulfillment center in Hong Kong.
      We participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer fabrication plants and assembly subcontractor. We closely monitor wafer fabrication plant production to enhance product quality and reliability and yield levels.
      Based upon the changes that we have made to our microprocessor product business model, we significantly reduced the number of our employees necessary to manage our manufacturing activities in 2005.
Competition
      Our licensing business has focused on our proprietary power management and transistor leakage control technologies. The development of such technologies is an emerging field subject to rapid technological change, and our competition for licensing such technologies, and providing related services, is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company offering any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Indeed, all of our current and prospective target licensees are larger, technologically sophisticated companies, which generally have internal efforts to develop their own technological solutions. We expect to compete against any emerging competition on the basis of several factors, including the following:

•	technical innovation;

•	performance of our technology, including the nature and extent of transistor leakage reduction;

•	compatibility with other semiconductor design, materials and manufacturing choices by current and prospective licensees;

•	sufficient technical personnel available to provide relevant services and technical support;

•	reputation; and

•	quality of our services and technical support.
      Our microprocessor design and development engineering services are highly specialized and customized, and the related technical know how is subject to rapid technological change. We face competition in our services business primarily from our customers, which are larger, technologically sophisticated companies, with their own internal engineering resources. Further, our existing customers typically have existing relationships with other third parties that provide competitive engineering services. We compete on the basis of several factors, including the following:

•	technical expertise of our engineering personnel;

•	service quality;

•	pricing of our services;

•	technical innovation; and

•	reputation.
      The market for microprocessor products is intensely competitive, is subject to rapid technological changes and has been for many years dominated by Intel Corporation. In our legacy product business, we faced competition from Intel, Advanced Micro Devices and VIA Technologies. Under our modified business model, we expect to continue to face competition from these and other companies in the markets that we currently target or may target in the future. We compete on the basis of a variety of factors, including the following:

•	technical innovation;

•	performance of our products, including their speed, power usage, product system compatibility, reliability and size;

•	product price;

•	product availability;

•	reputation and branding;

•	manufacturing capacity;

•	product marketing and merchandising; and

•	technical support.
      We are dependent on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, significantly greater influence and leverage in the industry and much larger customer bases than we do. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.
Intellectual Property
      Our success depends in part upon our ability to secure and maintain legal protection for the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our intellectual property rights include numerous issued U.S. patents, with expiration dates ranging from 2012 to 2026. We also have a number of patent applications pending in the United States and in other countries. It is possible that no more patents will be issued from patent applications that we have filed. Our existing patents and any additional patents that may issue may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, Efficeon, LongRun, LongRun2, Code Morphing, and AntiVirusNX.
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
Employees
      At December 31, 2005, we employed 221 people in the United States, Taiwan and Japan. Of these employees, 174 were engaged in research and development, 12 were engaged in sales and marketing and 35 were engaged in general and administrative functions. None of our employees is subject to any collective bargaining agreements. We believe that our employee relations are good. We believe that our future success depends in part upon our continued ability to hire and retain qualified personnel.
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
Item 1A. Risk Factors
      The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.
We have a history of losses, and we must successfully execute on our modified business model if we are to sustain our operations.
      Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Beginning during our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products have declined significantly since the end of the third fiscal quarter of 2005. Further, while we have improved our financial results and financial position beginning during our second quarter of fiscal 2005, we reported net losses during fiscal 2005 and expect to report net losses and negative net cash flows during fiscal 2006. Since our inception, we have incurred a cumulative loss aggregating $655.5 million, which includes net losses of $6.2 million during fiscal 2005, $106.8 million in fiscal 2004, $87.6 million in fiscal 2003 and $110.0 million in fiscal 2002, which losses have reduced stockholders’ equity to $55.0 million at December 31, 2005.
      At the end of 2004, we determined that there was substantial doubt that our existing cash and cash equivalents and short-term investment balances and cash from operations would be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months under the business model that we pursued during and through the end of 2004, which business model was primarily focused on designing, developing and selling software-based x86-compatible microprocessor products. Accordingly, we undertook a critical evaluation of our customers’ requirements for our products and of the economics and competitive conditions in the market for x86-compatible microprocessors, and we announced a modified business model and a related restructuring plan based in part on that evaluation in March 2005. We must execute successfully on our modified business model with which we have limited experience.
We might fail to operate successfully under our modified business model.
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
We might not be able to execute on our modified business model if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.
      Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
      Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under our modified business model, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second, third and fourth quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

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
      While we have already generated current and deferred revenue from delivering engineering services to third parties under contract, we entered that line of business only recently and have only limited experience as a provider of contract engineering services. Our current engineering services business is substantially limited to two agreements entered into during fiscal 2005, one entered into with the Sony Group in March 2005, and one entered into with Microsoft in May 2005. The term of the design services agreement with Sony Group extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our current project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. We expect to continue to provide services to the Sony Group after March 31, 2006, and we are negotiating project agreements with the Sony Group respecting such services. However, due to the uncertainty of these negotiations, we cannot assure you that we will extend any of the current project agreements or enter any additional project agreements, or that such agreements, if any, will continue to require engineering services of the same kind or at the same level as we provided in 2005. The Microsoft definitive development services agreements are currently structured so that we provide development services of approximately thirty Transmeta engineers to Microsoft relating to a proprietary Microsoft project. We have substantially completed the services to be provided under these development services agreements, and, upon Microsoft’s acceptance thereof, we will recognize the related revenue and direct cost of sale, which we expect will occur in 2006. We currently are in negotiations with Microsoft regarding the provision of additional services, and, although we expect to continue to provide services to Microsoft in 2006, we do not necessarily expect that the scale of those services during 2006 will be at the same level as during 2005. Under both of those agreements, we are obligated to provide certain design or development services to our customers or to achieve certain project milestones. While we believe that we can perform our service obligations to the satisfaction of our service customers, there can be no assurance that we can accurately estimate the personnel or other resources required to perform our obligations under those agreements, or that we will have, or be able to devote, the personnel or resources required to complete our project milestones. Furthermore, there can be no assurance that the project schedules of our services customers will not be changed, delayed or even canceled. We depend upon timely contractual payments from our service customers to cover a substantial portion of our personnel costs, and the cancellation of any project could have a material adverse effect on our operating results in any period. Our service customers are not obligated to continue using our engineering services to complete their existing projects, or to engage us to provide engineering services on any future project. Our ability to extend or renew our engineering services agreements, or to win other engineering services contracts in the future, will depend in part upon our successful performance of our obligations under our existing engineering services agreements. Accordingly, our current engineering services revenue is not necessarily indicative of the engineering services revenue that we can expect in any future period.
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
      Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 83% of total revenue during fiscal 2005. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
      Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. The loss of any major customer or licensee, or delays in delivery or performance under our customer agreements, and could significantly reduce or delay our recognition of revenue.
We face intense competition in the power management, engineering services and x86-compatible microprocessor markets. Many of our competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.
      The development of power management and transistor leakage control technologies is an emerging field subject to rapid technological change, and our competition for licensing such technologies, and providing related services, is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company offering any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Indeed, all of our current and prospective licensees are larger, technologically sophisticated companies, which generally have significant resources and internal efforts to develop their own technological solutions.
      Our microprocessor design and development engineering services are highly specialized and customized, and the related technical know how is subject to rapid technological change. We experience competition to provide these services primarily from our customers, which are larger, technologically sophisticated companies, and have their own internal engineering resources. Further, our existing and potential customers typically have existing relationships with other third parties that provide competitive engineering services.
      The market for microprocessor products is intensely competitive, is subject to rapid technological changes and has been for many years dominated by Intel Corporation. In our legacy product business, we faced competition from Intel, Advanced Micro Devices and VIA Technologies. Under our modified business model, we expect to continue to face competition from these and other companies in the markets that we currently target or may target in the future.
      We are dependent on third-party companies for the design and manufacture of core-logic chipsets, graphics chips, motherboards, BIOS software and other components. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition, significantly greater influence and leverage in the industry and much larger customer bases than we do. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.
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
      The demand for our products depends upon many factors and is difficult to forecast. Many shipments of our products may be made near the end of each fiscal quarter, which makes it difficult to estimate demand for our products. Significant unanticipated fluctuations in demand have caused, and in the future could cause, problems in our operations. The lead-time required to fabricate large volumes of wafers is often longer than the lead-time our customers provide to us for delivery of their product requirements. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. If demand does not develop as we expect, we could have excess production. Excess production would result in excess inventories of product, which would use cash and could result in inventory write-downs and write-offs. We have limited capability to reduce ongoing production once wafer fabrication has commenced. Conversely, if demand exceeds our expectations, Fujitsu Limited might not be able to fabricate wafers as quickly as we need them. Also, Advanced Semiconductor Engineering, or ASE, might not be able to increase assembly functions in a timely manner. In that event, we would need to increase production and assembly rapidly or find, qualify and begin production and assembly at additional manufacturers or providers of assembly and test services, which may not be possible within a time frame acceptable to our customers. The inability of our product manufacturer or ASE to increase production rapidly enough could cause us to fail to meet customer demand. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and other expenses. These higher costs could lower our gross margins.
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
      We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon TM8000 series products. We do not have manufacturing contracts with Fujitsu Limited, and therefore we cannot be assured that we will have any guaranteed production capacity. These foundries may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that are larger than we and have greater economic resources, that have long-term agreements with these foundries or that purchase in significantly larger volumes than we may cause these foundries to reallocate capacity to them, decreasing the capacity available to us. In addition, these foundries could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If these foundries were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. These foundries could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.
Our reliance on Fujitsu to fabricate our wafers limits our ability to control the production, supply and delivery of our products.
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
Advances in battery design, cooling systems and power management systems could adversely affect our ability to achieve widespread market acceptance for our products and technologies.
      We believe that our ability to achieve widespread market acceptance for our products and technologies will depend in large part on whether potential purchasers of our products believe that the low power usage of our products is a substantial benefit. Advances in battery technology, or energy technologies such as fuel cell technologies, that offer increased battery life and enhanced power capacity, as well as the development and introduction of more advanced cooling systems, may make microprocessor power consumption a less important factor to our customers and potential customers. These developments, or developments in power management systems by third parties, may adversely affect our ability to market and sell our products.
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
      We have sold, and in the future we expect to sell, most of our products to customers in Asia. In addition, ASE is located in Taiwan, and the Fujitsu Limited foundry we use for our 90 nanometer product is located in Japan. In addition, we generally ship our products from a third-party warehouse facility located in Hong Kong. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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
      A large portion of our expenses, including rent and salaries, is fixed or difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. We often make many shipments of our products at or near the end of each fiscal quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to a shortfall in expected revenue.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
      Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. We are required to adopt SFAS 123(R) in our first quarter of fiscal year 2006. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to our financial statements as required by SFAS 123. The adoption of SFAS 123(R) will result in a decrease in any earnings that we report.
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
      Our California facilities, including our principal executive offices, are located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, our business could be materially and adversely affected. In addition, ASE, upon which we currently rely for the majority of our assembly and test services, is located in Taiwan, and. Fujitsu Limited, which fabricates a significant amount of our wafers, is located in Japan. Taiwan and Japan have experienced significant earthquakes and could be subject to additional earthquakes in the future. Any earthquake or other natural disaster in these areas could materially disrupt our manufacturer’s production capabilities and ASE’s assembly and test capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers and possibly in higher wafer prices.
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
We may identify material weaknesses in our internal control over financial reporting.
      In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. During 2005, we undertook actions in order to remediate each of the material weaknesses, and as a consequence of these actions, we have remediated all of those material weaknesses in our system of internal control over financial reporting. However, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      We lease a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. We also lease office space in Taiwan and Japan to support our sales and marketing personnel worldwide. As a result of our workforce reductions in fiscals 2002 and 2005, we vacated approximately 58,725 square feet of office space in Santa Clara, California. We have listed the vacated excess office space with a real estate broker in an effort to secure subtenants. As of December 31, 2005, approximately 31,100 square feet of vacated office space has been subleased.

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
      (a) The Annual Meeting of Stockholders of Transmeta was held on November 17, 2005.
      (b) At the Annual Meeting, our stockholders elected each of the following nominees as Class II directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:

	Total Votes

Nominees	For	Withheld

Robert V. Dickinson	140,588,690	365,192
David R. Ditzel	140,366,692	587,190
T. Peter Thomas	140,364,046	589,836
In addition to these three individuals elected as directors at the meeting, the following six individuals continued in their offices as directors after the meeting: R. Hugh Barnes, Lester M. Crudele, Murray A. Goldman, Arthur L. Swift, William P. Tai, and Rick Timmins.
      (c) Further, at the Annual Meeting, our stockholders adopted the following resolution by the vote indicated:

To ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for 2005.

Total Votes

For	140,696,012
Against	164,527
Abstain	93,343

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
      Our common stock began trading on the NASDAQ National Market on November 6, 2000 under the symbol “TMTA.” The following table shows the high and low sale prices reported on the NASDAQ National Market for the periods indicated. The market price of our common stock has been volatile. See Item 1A. On February 28, 2006, the closing price of our common stock was $1.65.

	High	Low

Fiscal year ended December 31, 2004
First quarter	$4.44	$3.01
Second quarter	4.20	2.00
Third quarter	2.30	0.96
Fourth quarter	2.19	1.20
Fiscal year ended December 31, 2005
First quarter	$1.67	$0.75
Second quarter	1.10	0.58
Third quarter	2.50	0.59
Fourth quarter	1.74	1.08
Stockholders
      As of February 28, 2006, we had approximately 565 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.
Dividends
      Transmeta has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.
Securities Authorized For Issuance Under Equity Compensation Plans
      The information required by this item is incorporated by reference to the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2006 Annual Meeting.

Item 6.	Selected Financial Data
      The following table reflects selected unaudited consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of our company for the five years ended December 31, 2005.
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

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$24,636	$18,776	$16,225	$24,247	$35,590
License	19,628	9,000	1,090	—	—
Service	28,467	1,668	—	—	—

Total revenue	72,731	29,444	17,315	24,247	35,590

Cost of revenue:
Product(1)	12,271	36,335	16,324	17,127	48,694
License	71	—	—	—	—
Service	15,990	730	—	—	—
Impairment charge on long-lived assets(4)	—	1,943	—	—	—

Total cost of revenue	28,332	39,008	16,324	17,127	48,694

Gross profit (loss)	44,399	(9,564)	991	7,120	(13,104)

Operating expenses:
Research and development	19,609	52,765	48,525	63,603	67,639
Purchased in-process research and development	—	—	—	—	13,600
Selling, general and administrative	23,039	30,855	26,199	29,917	35,460
Restructuring charges (recovery)(2)	2,009	904	(244)	14,726	—
Amortization of patents and patent rights	6,846	9,217	10,530	11,392	17,556
Impairment charge of deferred charges(3)	—	—	—	—	16,564
Impairment charge on long-lived and other assets(4)	—	2,544	—	—	—
Stock compensation(5)	(34)	1,665	4,529	1,809	20,954

Total operating expenses	51,469	97,950	89,539	121,447	171,773

Operating loss	(7,070)	(107,514)	(88,548)	(114,327)	(184,877)
Interest income and other, net	1,253	827	1,389	4,962	14,686
Interest expense	(364)	(111)	(477)	(601)	(1,060)

Net loss	$(6,181)	$(106,798)	$(87,636)	$(109,966)	$(171,251)

Net loss per share — basic and diluted	$(0.03)	$(0.61)	$(0.63)	$(0.82)	$(1.33)

Weighted average shares outstanding — basic and diluted	190,404	175,989	139,692	134,719	129,002

Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,659	$17,273	$74,765	$16,613	$57,747
Short-term investments	28,811	36,395	46,000	112,837	183,941
Working capital	38,791	40,661	99,290	116,033	217,152
Total assets	79,314	89,613	171,590	197,555	309,024
Long-term payables, net of current portion	—	5,000	356	18,116	29,295
Total stockholders’ equity	54,952	58,000	131,418	140,847	244,965

(1)	Cost of revenue includes $0.5 million, $9.0 million, $1.5 million, $2.6 million and $28.1 million, respectively, related to charges taken to decrease the value of our inventory to its fair market value in fiscal 2005, 2004, 2003, 2002 and 2001, respectively, which was partially offset by the sale of previously written down inventory and the reversal of previously accrued inventory charges of $6.3 million, $0.6 million, $0.5 million, $1.9 million and $2.5 million, respectively. In fiscal 2004, when we became aware of factors indicating that inventory associated with non-cancelable purchase orders would be sold to customers at a loss, we recorded a charge of $8.4 million in cost of revenue related to these non-cancelable orders.

(2)	Restructuring charges recorded in fiscal 2005 primarily consist of $1.8 million for excess facilities and $1.5 million related to a reduction in workforce, offset by a reversal of $1.3 million charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off. Restructuring charge in fiscal 2004 and restructuring recovery in fiscal 2003 primarily relate to adjustments in the costs related to excess facilities. Restructuring charges recorded in fiscal 2002 primarily consist of $8.9 million for excess facilities, $1.6 million for equipment and prepaid software maintenance write-offs and $4.1 million related to a reduction in workforce.

(3)	During the fourth quarter of 2001, we wrote-off $16.6 million of long-lived asset balances related to deferred charges under licensing agreements.

(4)	During the fourth quarter of 2004, we performed an impairment assessment of long-lived and other assets due to the emergence of indicators of impairment in the fourth quarter of 2004. As a result of this assessment, we recorded a charge in operating expenses of $2.5 million to write off certain long-lived and other asset balances, comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments. This charge was included in operating expenses. Additionally, we recorded a charge in cost of revenue of $1.9 million for prepaid manufacturing tools.

(5)	Stock compensation includes $0, $0.7 million, $1.8 million, $3.6 million and $16.8 million in amortization of deferred stock compensation for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Stock compensation also includes $(34,000), $1.0 million, $2.7 million, $(1.8) million and $4.2 million in variable stock compensation for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.
Overview
      Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We now also provide, through strategic alliances and under contract, engineering services that leverage our microprocessor design and development capabilities. In addition to our microprocessor product and services businesses, we also develop and license advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices.
      From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we have derived the majority of our revenue from selling our microprocessor products. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain our business. Consequently, during the first quarter of 2005, we began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to realize value from certain of our legacy microprocessor products. Under our modified business model, we have three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
      We began licensing certain of our intellectual property and advanced computing and semiconductor technologies to other companies in 2003, and we expect to continue building this line of business in the future. We have derived most of our revenue in this line of business from licensing and services agreements relating to our proprietary LongRun2 technologies for power management and transistor leakage control. Since March 2004, we have entered into and announced agreements granting licenses for our LongRun2 technologies to NEC Electronics, Fujitsu Limited, Sony Corporation and Toshiba Corporation. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future.
      During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. Each of those two strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the other. Those two strategic alliances are as follows:

•	On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we currently provide the design and engineering services of approximately one hundred and forty Transmeta engineers to work on advanced projects for Sony Group. The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our current project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. We expect to continue to provide services to the Sony Group after March 31, 2006, and we are negotiating project agreements with the Sony Group respecting such services. However, due to the uncertainty of these negotiations, we cannot assure you that we will extend any of the current project agreements or enter any additional project agreements, or that such agreements, if any, will continue to require engineering services of the same kind or at the same level as we provided in 2005.

•	On May 12, 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation, under which agreements we currently provide the development services of approximately thirty Transmeta engineers to Microsoft relating to a proprietary Microsoft project. We have substantially completed the services to be provided under these development services agreements, and, upon Microsoft’s acceptance thereof, we will recognize the related revenue and direct cost of sale, which we expect will occur in 2006. We currently are in negotiations with Microsoft regarding the provision of additional services, and, although we expect to continue to provide services to Microsoft in 2006, we do not necessarily expect that we will continue to supply engineering services at the same level as we provided in 2005.

      Our business activities under our respective agreements with the Sony Group and Microsoft resulted in significant positive margin and cash flow contributions to our operations in fiscal 2005, consistent with our modified business model, and we expect that our design and development services activities relating to these two strategic alliances will continue to contribute significantly to our gross margin and cash flow in 2006.
      In 2005, we derived product revenue from our sales of Crusoe and Efficeon microprocessor products. We placed the Crusoe and 130 nanometer Efficeon products on End-of-Life status in the first quarter of 2005 but continued to support our customer programs throughout 2005, and we derived positive gross margins from these product sales in fiscal 2005. Our product revenue from sales of our Crusoe and 130 nanometer Efficeon products is expected to be immaterial in fiscal 2006. Under our modified business model, we expect to make future 90 nanometer Efficeon product sales in connection with some of the third-party systems or platforms for which we also provide design and development services to third parties. In most cases, we would also expect to receive design or development service fees for providing such design and development services. In 2006, we expect to generate product revenue from sales of our 90 nanometer Efficeon products and, because we have improved our production costs for such products, we anticipate positive gross margin on those product sales.
      As a result of our modified business model, we reported total revenue of $72.7 million, a 147.3% increase, compared to $29.4 million for the 2004 full year. Our total revenue increased primarily due to an increase in license and service revenue of $37.4 million, to $48.1 million in fiscal 2005 from $10.7 million in fiscal 2004. The increase in our license and service revenue can be substantially attributed to the design services agreement activity with the Sony Group, and license of our advanced power management and transistor leakage control technologies to Fujitsu Corporation entered into during fourth quarter of fiscal 2004, and to Sony Corporation during the first fiscal quarter of 2005. Additionally, our product revenue increased 31% to $24.6 million in fiscal 2005 compared to $18.8 million in fiscal 2004, due in part to an unexpected increase in demand from customers who received notice of our intention to discontinue certain products and to substantially raise the average selling prices (“ASPs”) on certain other products. We expect our total revenues to decline in 2006, due to lower revenue from sales of our 90 nanometer products, while we focus on licensing our advanced power management, and providing microprocessor design and engineering services continuing focus on our technology licensing and engineering design and development services.
      As a percent of total revenue, our gross margin was a positive 61.0% in fiscal 2005, compared to a negative 32.5% in fiscal 2004. The increase in our gross margin was attributed to significantly higher license revenues, from $9.0 million in fiscal 2004, to $19.6 million in fiscal 2005, which exhibit 100% gross margin. Our services revenue increased from $1.7 million in fiscal 2004, to $28.5 million in fiscal 2005, with gross margins of 56.2% and 43.8%, respectively. Our product gross margin was 50.2% on higher revenues, substantially improved over a negative product gross margin of 93.5% in fiscal 2004. Gross margin in fiscal 2004 was additionally adversely affected by higher inventory and inventory-related charges and an impairment charge on long-lived assets that were in the manufacturing process. Our total operating expenses were $51.5 million in fiscal 2005, compared to $98.0 million in fiscal 2004. Our total operating expenses were lower due to research and development costs directly attributable to the design and development services agreements included in costs of service revenues and to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs.
      In fiscal 2005, we incurred a net loss of $6.2 million while we generated positive cash flows from operations of $5.6 million. This compares to fiscal 2004 in which we incurred a net loss of $106.8 million and negative cash flows from operations of $77.7 million. While we have improved our financial results and financial position since our restructuring March 31, 2005, we expect to report net losses and negative net cash flows during the next twelve months ending December 31, 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
      Our cash and cash equivalents and short-term investment balances were $56.5 million at December 31, 2005, as compared to $53.7 million at December 31, 2004. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures, at least through December 31, 2006, notwithstanding our anticipated net losses and negative net cash flows described in the preceding paragraph.
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
      We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	License and service revenue recognition;

•	Maintenance and technical support services revenue;

•	Fixed fee development service revenue and cost of services;

•	Recognition of time and materials;

•	Estimation of inventory valuations;

•	Stock-based compensation;

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Loss contingencies.

      License and Service Revenue Recognition. We enter into technology and trademark license agreements, some of which may contain multiple elements, including technology licenses and support services, or non-standard terms and conditions. As a result, interpretation on these agreements, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” is required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, customer acceptance criteria has been met, or milestones are met and accepted by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if we are not subject to any future performance obligation. Royalty revenue is recognized upon receipt of royalty payments from customers.
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
      Recognition of Time and Materials Based Design Services Revenue and Related Costs. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We recognize revenues and related direct costs, consisting primarily of assigned staff compensation related costs, from service contracts using the time and materials method, as work is performed. We charge the customer fees based on an agreed upon billing rate and the customers also reimburse us for agreed upon expenses.
      Estimation of Inventory Valuations. Our inventory valuation policy stipulates that we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory at the end of each reporting period. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Conversely, if demand for estimated excess or obsolete materials exceeds our original estimates, or the sales prices for previously written down materials are higher than anticipated, our gross margins would benefit to the extent that the associated revenue exceeds the material’s adjusted value. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. Inventory on hand in excess of forecasted demand is not valued. In computing inventory valuation adjustments as a result of lower of cost or market considerations, we review not only the inventory on hand but also inventory in the supply chain pursuant to the non-cancelable purchase orders. If we become aware of factors that indicate that inventory associated with these non-cancelable purchase orders will be sold to customers below its cost, we accrue such loss as an additional cost of revenue and as an additional accrued liability on the balance sheet. Consistent with this policy, we recorded charges of $0.5 million and $18.5 million for fiscals 2005 and 2004, respectively. For fiscals 2005 and 2004, the Company’s gross margins included a benefit of $6.3 million and $0.6 million, respectively, resulting from the sale of previously written down inventory.
      Stock-based Compensation. We account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net loss would have been increased by $11.6 million, $34.8 million and $46.5 million in fiscal years 2005, 2004 and 2003, respectively. Also see Note 2 to our Consolidated Financial Statements.
      We account for stock-based compensation related to stock options granted to consultants based on the fair value estimate using the Black-Scholes option pricing model on the date of grant and as remeasured at each reporting date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result, stock based compensation expense fluctuates as the fair market value of our common stock fluctuates. Compensation expense is amortized using the multiple option approach in compliance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28. Pursuant to FIN 44 “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option pricing model. The fair value of assumed options is included as a component of the purchase price. The intrinsic value attributable to unvested options is recorded as unearned stock based compensation and amortized over the remaining vesting period of the options.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 under the caption Stock-Based Compensation presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to increase our basic net loss per share by approximately $0.02 to $0.03 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.
      Valuation of Long-Lived and Intangible Assets. Our policy for the valuation and impairment of long-lived assets stipulates that, at the end of each accounting period or whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we evaluate our long-lived and intangible assets for impairment. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2004, consistent with this policy, we recorded an impairment charge of $4.5 million related to certain long-lived and other assets associated with our product sales. We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.
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
      Restructuring Charges. In fiscal 2002, in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. As part of the 2002 restructuring plan, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of $4.1 million related to a reduction in workforce during the third quarter of fiscal 2002. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we would be able to command for the subleased space and the interest rate used to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities. The most significant variables of our accrued restructuring costs are the period that it will take to sublet our vacated premises and the market price at which we believe that we will be able to sublet our vacated facilities. For example, if it is determined that the rate for which we are able to sublease our vacated space is less than our assumed rate, our restructuring charges could significantly increase as a result. Additionally, if it takes longer than expected to sublease our vacated space, additional restructuring charges may be incurred. When reassessing our estimates, we incorporate the most recently available industry data regarding relevant occupancy and lease cost rates. We have found that these variables are often difficult to predict as there are many uncertainties related to the commercial real estate market in which we are attempting to sublet our vacated facilities. During the fourth quarter of fiscal 2003, we adjusted the balance in our accrued restructuring costs and recorded a recovery of $0.2 million of previously recorded restructuring charges. This adjustment was the result of an update in assumptions regarding the Company’s internal use of previously vacated office space, as well as the anticipated length of time before our vacated facilities are sublet to others. During the third quarter of fiscal 2004, we adjusted the balance in our accrued restructuring costs and recorded a charge of $0.9 million to restructuring charges. This adjustment was the result of an update to certain underlying assumptions regarding the sublease of our vacant facilities in future periods. The assumption had been revised such that we no longer assume that we will be able to sublease our previously vacated space that remained unused as of September 30, 2004. During fiscal 2005, we recorded restructuring charges of $1.5 million and $1.8 million, related to a workforce reduction and excess facilities, respectively, offset by a reversal of $1.3 million charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off.
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
      Costs of products. Cost of products consists of the costs of manufacturing, assembly and testing of our silicon chips, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Cost of products may additionally include a component for adjustments to the valuation of certain inventories based on lower demand and average selling prices expected in future periods.
      Costs of Services. Costs of services is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. Cost of services also includes the costs of providing services under the maintenance agreements with the licenses of our power management and other technologies.
      Gross Margin. Gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including license revenue recognized, competitive pricing, mix, foundry pricing, yields, production flow costs, speed distribution of our products and impairment charges.
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
      Restructuring Charges. Restructuring charges resulted from our decision in 2002 and 2005 to cease development and productization of a previous generation of microprocessors. The restructuring charges consisted primarily of lease costs, employee severance and termination costs, equipment write-offs and other costs.
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
      Interest Income and Other, Net. Interest income and other, net consist of primarily the interest income on our average cash balances over a given period of time, and a gain from an early extinguishment of a debt from a development partner.

      Interest Expense. Interest expense is primarily based on interest payments to a development partner, and to a lesser extent, the accretion of long-term property lease obligations related to office space that was vacated as part of our 2002 and 2005 restructuring.
Results of Operations
      The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

Product	34%	64%	94%
License	27%	30%	6%
Service	39%	6%	* %

Total	100%	100%	100%

Cost of product	17%	123%	94%
Cost of license	* %	* %	* %
Cost of service	22%	3%	* %
Impairment charge on long-lived assets	* %	7%	* %

Total cost of revenue	39%	133%	94%

Gross profit (loss)	61%	(33)%	6%

Operating expenses:
Research and development	27%	179%	280%
Selling, general and administrative	32%	105%	151%
Restructuring charges	3%	3%	(1)%
Amortization of patents and patent rights	9%	31%	61%
Impairment charge on long-lived and other assets	* %	9%	* %
Stock compensation	* %	6%	26%

Total operating expenses	71%	333%	517%

Operating loss	(10)%	(366)%	(511)%
Interest income and other, net	2%	3%	8%
Interest expense	(1)%	(* )%	(3)%

Net loss	(9)%	(363)%	(506)%

*	denotes amounts which are zero or less than one-half of one percent

Total Revenue
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

      Total revenue for the comparative periods is summarized in the following table:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Product	$24,636	$18,776	$16,225
License	19,628	9,000	1,090
Service	28,467	1,668	—

Total revenue	$72,731	$29,444	$17,315

      Fiscal 2005 Compared to Fiscal 2004. Total revenue was $72.7 million for fiscal 2005 compared to $29.4 million for fiscal 2004. Our revenues increased substantially during fiscal 2005 as we modified our business model during the first quarter of 2005 to increase our business focus on licensing our advanced power management, to provide microprocessor design and engineering services, and lessen our historical focus on designing, developing, and selling x86-compatible microprocessor products. Further, as part of the modification of our business model during the first half of 2005, we have entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, to realize value from certain of our legacy microprocessor products.
      Product Revenues. In both fiscals 2005 and 2004, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue increased by $5.9 million in fiscal 2005 over fiscal 2004. The increase was due in part to an unexpected increase in demand from customers who received notice of our intention to discontinue certain products and to substantially raise the average selling prices (“ASPs”) on certain other products. In addition, we experienced higher revenues in fiscal 2005 as a result of:

•	Higher unit shipments and ASPs of Efficeon products, which had their first full year of sales in fiscal 2004. Revenue from Efficeon products represented $9.1 million of total product revenue in fiscal 2005, versus $5.4 million of total product revenue in fiscal 2004.

•	Higher unit shipments on slightly lower ASPs of Crusoe product, our first product line. Revenue from Crusoe products represented $15.5 million of total product revenue in fiscal 2005, versus $13.4 million of total product revenue in fiscal 2004.
      License Revenue. License revenue of $19.6 million was recognized during fiscal 2005, which represent recognition of license fees related to technology transfers made to our second and third customers pursuant to our LongRun2 license agreements. The license revenue in fiscal 2004 represents recognition of license fees related to technology transfers made to our first customer pursuant to one of our LongRun2 license agreements.
      Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues increased significantly to $28.5 million in fiscal 2005, versus $1.7 million in fiscal 2004. This increase in service revenue was attributable to our microprocessor design services beginning in the second quarter of 2005 with the Sony Group. As part of our modified business model announced on March 31, 2005, we deployed the majority of our engineering headcount in design and development services arrangements.
      On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we currently provide the design and engineering services of approximately one hundred and forty Transmeta engineers to work on advanced projects for Sony Group. The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our current project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. We expect to continue to provide services to the Sony Group after March 31, 2006, and we are negotiating project agreements with the Sony Group respecting such services. However, due to the uncertainty of these negotiations, we cannot assure you that we will extend any of the current project agreements or enter any additional project agreements, or that such agreements, if any, will continue to require engineering services of the same kind or at the same level as we provided in 2005.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Time & Materials Based Contracts	$28,217	$918	$—
Maintenance & Technical Support Services for Licenses	250	750	—

Total Services Revenue	$28,467	$1,668	$—

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
      Fixed Fee Development Service Revenue. On May 12, 2005, we entered into a series of related definitive development services agreements with Microsoft Corporation, under which agreements we will provide development services of approximately thirty Transmeta engineers to Microsoft relating to a proprietary Microsoft project. These services agreements contain related fixed-fee and technical milestones provisions, under which we now expect that total contract revenue will more than offset our total projected costs. We are deferring both the revenue and the related direct labor and materials costs associated with this project until such time as we believe we have effectively completed all services deliverables under the contract, at which point, we will secure client confirmation and acceptance before we recognize the deferred revenue into earned services revenue and recognize the related deferred cost as current period cost of services. We track the progress of these fixed fee contracts based upon a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. We will monitor accumulated and total expected costs and, in the event that we estimate that our total projected costs are likely to exceed our total projected revenue, we would then recognize the expected net loss resulting from these contracts. We offset the deferred revenue against the accumulated deferred costs and report the net deferred income on our Consolidated Balance Sheet. Of the total net deferred income shown of $5.9 million, the deferred income associated with Fixed Fee Development Service contracts was approximately $5.4 million at December 31, 2005. We have substantially completed the services to be provided under these development services agreements, and, upon Microsoft’s acceptance thereof, we will recognize the related revenue and direct cost of sale, which we expect will occur in 2006. We currently are in negotiations with Microsoft regarding the provision of additional services, and, although we expect to continue to provide services to Microsoft in 2006, we do not necessarily expect that the scale of those services during 2006 will be at the same level as during 2005.
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
      Product Revenues. Product revenue increased $2.5 million, mostly due to revenue from the Efficeon product offset by a decrease in the revenue from the TM5800 product. The Efficeon product, which began shipment in the fourth quarter of fiscal 2003 and represented less than 5% of total fiscal 2003 revenue, had a full year of sales in fiscal 2004 and represented 18.2% of total fiscal 2004 revenue. Pricing pressure on the TM5800 continued to increase as the product has matured and continued to sell into market segments and geographies, such as China and Taiwan, that traditionally demand lower average selling prices, or ASPs.

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
      License Revenue. License revenue increased $7.9 million, $9.0 million primarily due to technology transfer and license fees pursuant to a technology and professional services LongRun2 agreement executed in March 2004. License revenue recognized in fiscal 2003 was earned in connection with technology and trademark license agreements during the year. Total licensing revenue was $1.1 million for fiscal 2003.
      Service Revenue. Service revenue increased from zero in fiscal 2003 to $1.7 million in fiscal 2004 as began providing services related to licensing certain of our intellectual property and advanced computing and semiconductor technologies in 2003.
      We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products containing our microprocessors. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for fiscals 2005, 2004 and 2003:

	Years Ended
	December 31,

	2005		2004		2003

Customer:
Sony Corporation	52%		*	%	* %
Fujitsu America Inc.	16%		*	%	16%
Hewlett Packard International Pte Inc.	15%		27%		14%
NEC Electronics Corp.	*	%	33%		* %
Sharp Trading Corporation	*	%	12%		20%
Uniquest Hong Kong**	*	%	*	%	21%

*	represents less than 10% of total revenue

**	Uniquest Hong Kong made these purchases acting as the distributor of our product for the Hewlett Packard Tablet PC program.
      Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Customer:
3COM Corporation	27%	*	%
OQO, Inc.	14%	*	%
All American	12%	*	%
ASEM S.p.A	11%	*	%
Microsoft Corporation	12%	*	%
Sony Corporation	11%	*	%
Hewlett Packard International Pte Ltd	* %	31%
Siltrontech Electronics Corporation	* %	28%
Sharp Trading Corporation	* %	16%

*	represents less than 10% of accounts receivable balance

Cost of Revenues
      Cost of revenues consists of cost of product revenue, cost of license revenue and cost of service revenue.

Cost of Product Revenue:
      Our product gross margin is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Years Ended December 31,

	2005	2004	2003

Product revenue	100.0%	100.0%	100.0%

Product cost	72.6%	90.3%	81.5%
Under absorbed overhead	0.6%	7.5%	12.9%
Charges for inventory and other adjustments	2.2%	98.7%	9.1%
Benefits to gross margin from the sale of previously written down inventory	(25.6)%	(3.0)%	(2.9)%
Impairment charges for long-lived assets	—%	10.3%	—%

Cost of product revenue	49.8%	203.8%	100.6%

Gross margin	50.2%	(103.8)%	(0.6)%

      Fiscal 2005 Compared to Fiscal 2004. As a percent of product revenue, our cost of product revenue was 49.8% for fiscal 2005, compared to 203.8% in fiscal 2004. The significant decreases in our cost of product revenue in fiscal 2005 versus fiscal 2004 were primarily attributed to:

•	Benefit derived from sale of previously written-down inventory during fiscal 2005 from customers;

•	Lower product cost a result of lower manufacturing costs associated with the Efficeon TM8000 processors, which had higher costs with the introduction of the product in fiscal 2004;

•	Higher charges for inventory adjustments in fiscal 2004 resulted from manufacturing costs expected to exceed the price at which we expected to sell these products.
      Product gross margins were 50.2% in fiscal 2005 compared to negative 103.8% in fiscal 2004. As previously discussed, positive gross margins were achieved through a combination of higher benefits from previously written-down inventories, higher ASP, lower manufacturing costs and higher product demand due to end of life orders.
      In fiscal 2005, we recorded a charge of $0.5 million to cost of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, we review the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, we took into consideration current assumptions regarding our future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $0.3 million and $5.4 million of net inventory on hand at December 31, 2005 and 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value. For fiscal 2005, we experienced an unexpected increase in demand for this previously written-down inventory from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on many of our products. We recorded a benefit to gross margin from the sale of previously written down inventory of approximately $6.3 million for fiscal 2005 and $0.6 million for the fiscal 2004. The $6.3 million benefit to gross margin during fiscal 2005 included

(a) $3.3 million in sales to one customer of inventory that had been written-down as of December 31, 2004, but was sold during fiscal 2005, because of favorable changes in that customer’s product specification requirements, and (b) $1.5 million associated with the sale of inventory that was improperly written-down in the fourth quarter of fiscal 2004. We do not expect to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory.
      Gross margin may be impacted from future sales of other previously written-down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory, although the amount is expected to be immaterial.
      Fiscal 2004 Compared to Fiscal 2003. Product gross margin was negative 103.8% for fiscal 2004 compared to 0.3% for fiscal 2003.
      As a percent of product revenue, our product costs increased 9.5 percentage points, from 80.8% in fiscal 2003 to 90.3% in fiscal 2004. We experienced higher product costs with the introduction of our 130 nanometer Efficeon TM8000 processors during the first quarter of fiscal 2004. This was followed by the introduction of and transition to our 90 nanometer Efficeon TM8800 processors during the third quarter of fiscal 2004. Our initial production costs of these new products were higher than the ongoing costs of mature products. In addition to overall higher product costs, we experienced downward pressures on our average selling prices, which are used as a component of the denominator in this calculation.
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

Cost of Licenses:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cost of License	$71	$—	$—

      The cost of license revenue represents an allocation of compensation cost of engineering support from the LongRun2 group dedicated to completing the transfer of the licensing technology.

Cost of Services Revenue:
      The cost of services revenue is comprised of three sub-types: (i) Maintenance and Technical Support Services pursuant to the delivery of LongRun2 licenses; (ii) Fixed Fee Development Services; and (iii) Time and Materials Based Design Services.
      Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The increase in costs of service revenue resulted primarily from costs associated with design and engineering design revenues beginning in the second quarter of 2005 from a new design services agreement. Service revenue and the related costs are summarized for 2005, 2004, and 2003 in the table below:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Time & Materials Based Contract	$15,779	$730	$—
License Related Maintenance and Support Services	211	—	—

Total Cost of Services	$15,990	$730	$—

Research and Development

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Research and development expenses	$19,609	$52,765	$48,525

Amount classified as costs of service and deferred costs(1)	$17,737	$—	$—

(1)	In fiscal 2005, we classified costs directly attributable to the design and development services agreements to costs of service revenues. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities in the prior years.
      Fiscal 2005 Compared to Fiscal 2004. Research and development (R&D) expenses were $19.6 million for fiscal 2005 compared to $52.8 million for fiscal 2004, representing a significant decrease of $33.2 million, or 62.9%. Apart from the classification discussed above, R&D expenses declined as a result of lower non-recurring engineering charges by $7.6 million in the fiscal year ended December 31, 2005 as we discontinued certain of our products, and continued to manufacture select models of our 90 nanometer Efficeon processor for critical customers only under modified terms and conditions.
      We expect our research and development expense to increase in future periods due to anticipated reallocation of certain dedicated design and development services activities, currently classified as cost of services, and systems engineering and manufacturing support for both our LongRun2 development and further 90 nanometer Efficeon product enhancements for our focused product business.
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

Selling, General and Administrative
      Fiscal 2005 Compared to Fiscal 2004. Selling, general and administrative expenses for fiscal 2005 decreased by $7.8 million compared to fiscal 2004. The decrease in selling, general and administrative expenses was primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs. We anticipate that selling, general and administrative expenses will continue to be significantly impacted during 2006 by legal and financial compliance costs associated with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.
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
      During fiscal 2005, we recorded restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.8 million related to excess facilities related to the workforce reduction in early 2005, partially offset by a reversal of $1.3 million charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off.
      Accrued restructuring charges consist of the following at December 31, 2005 (in thousands):

	Building	Workforce
	Leasehold Costs	Reduction	Total Balance

Balance at December 31, 2002	$7,903	$102	$8,005
Restructuring recovery	(244)	—	(244)
Cash drawdowns	(2,473)	—	(2,473)
Non-cash drawdowns	885	(102)	783

Balance at December 31, 2003	$6,071	$—	$6,071
Restructuring charges	904	—	904
Cash drawdowns	(1,730)	—	(1,730)

Balance at December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance at December 31, 2005	$4,256	$—	$4,256

Amortization of Patents and Patent Rights
      Amortization charges for fiscal 2005, 2004 and 2003 relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. See Note 6 and Note 7 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.
      Fiscal 2005 Compared to Fiscal 2004. Amortization of patents and patent rights was $6.8 million for fiscal 2005 compared to $9.2 million for fiscal 2004, representing a decrease of $2.4 million, or 26.1%. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights. The decreases can be attributed to a decrease in accretion expenses, as the liabilities associated with the patents and patent rights have been either paid in full or accreted to its future value as of December 31, 2004.
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

Impairment Charge on Long-Lived and Other Assets
      During the fourth quarter of 2004, due to the emergence of indicators of impairment, we performed an assessment of our long-lived and other assets. The assessment was performed in connection with our internal policies and pursuant to SFAS 144. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, we recorded a charge of $2.5 million in 2004 to write-off such assets based on the amount by which the carrying amount of these assets exceeded their fair value, which was deemed to be zero and was based on the expected future discounted cash flows for the Company’s product sales. The assumptions supporting the estimated future discounted cash flows reflect management’s best estimates and may be affected by future events. The $2.5 million charge in 2004 related to long-lived and other assets associated with the product business and was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments.

Stock Compensation
      Fiscal 2005 Compared to Fiscal 2004. Stock compensation was negative $34,000 for fiscal 2005 compared to $1.7 million for fiscal 2004. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for fiscal 2005 was zero compared to $0.7 million for fiscal 2004. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy. The amortization of the deferred stock compensation, calculated in connection with stock options granted prior to November 2000, was completed in fiscal 2004. Variable stock compensation for fiscal 2005 was negative $34,000, compared to $1.0 million in fiscal 2004. The decrease in the variable stock compensation component in fiscal 2005 compared to fiscal 2004 primarily resulted from a higher repayment amount of notes from which such variable stock accounting is applied, as well as a lower market price of our stock as of December 31, 2005 compared to the same period in the prior year.
      Fiscal 2004 Compared to Fiscal 2003. Stock compensation was $1.7 million for fiscal 2004 compared to $4.5 million for fiscal 2003, representing a decrease of $2.8 million. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for fiscal 2004 was $0.7 million compared to $1.8 million for fiscal 2003. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy. The amortization of the deferred stock compensation, calculated in connection with stock options granted prior to November 2000, was completed in fiscal 2004. Variable stock compensation for fiscal 2004 was $1.0 million, compared to $2.7 million for the same period last year. Variable stock compensation in fiscal 2004 is comprised of expenses of $0.5 million related to adjustments made for certain notes receivable from stockholders that had been fully paid and expenses of $0.5 million primarily related to the higher market price of the our common stock at the time of repayment of notes from stockholders. The decrease in the variable stock compensation component in fiscal 2004 compared to fiscal 2003 primarily resulted from a higher repayment amount of notes from which such variable stock accounting is applied, as well as a lower market price of our stock as of December 31, 2004 compared to the same period in the prior year.

Interest Income and Other, Net
      Fiscal 2005 Compared to Fiscal 2004. Interest income and other, net for fiscal 2005 was $1.3 million compared to $0.8 million compared for fiscal 2004, representing an increase of 62.5%. This increase was primarily due to a $0.2 million gain on an early debt extinguishment with a development partner and higher interest income resulting from higher yield on higher cash balances.
      Fiscal 2004 Compared to Fiscal 2003. Interest income and other, net for fiscal 2004 was $0.8 million compared to $1.4 million compared for fiscal 2003, representing a decrease of $0.6 million, or 42.9%. This decrease was due to lower average invested cash balances during fiscal 2004 as we continued to use cash to fund operations.

Interest Expense
      Fiscal 2005 Compared to Fiscal 2004. Interest expense for fiscal 2005 was $0.4 million compared to $0.1 million for fiscal 2004, representing an increase of $0.3 million. This increase was primarily the result of interest expense paid on a note with a development partner, which note was repaid on December 31, 2005. In addition, and to a lesser extent, interest expense resulted from the accretion of long-term property lease obligations related to office space that was vacated as part of our 2002 and 2005 restructuring.
      Fiscal 2004 Compared to Fiscal 2003. Interest expense for fiscal 2004 was $0.1 million compared to $0.5 million for fiscal 2003, representing a decrease of $0.4 million, or 80.0%. This decrease was primarily the result of lower average debt balances due to several debt arrangements expiring during fiscal 2003.
Liquidity and Capital Resources
      Except for the second, third and fourth quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through fiscal year 2005, we incurred a cumulative loss aggregating $655.5 million, which included net losses of $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $55.0 million at December 31, 2005.
      At December 31, 2005, we had $56.5 million in cash, cash equivalents and short-term investments compared to $53.7 million and $120.8 million at December 31, 2004 and December 31, 2003, respectively.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by/(used in) operating activities	$5,588	$(77,687)	$(64,467)
Net cash provided by/(used in) investing activities	1,917	(11,301)	49,556
Net cash provided by financing activities	2,881	31,496	73,063

Increase/(decrease) in cash and cash equivalents	$10,386	$(57,492)	$58,152

      We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months. There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.
      During 2005, we modified our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies. Reflecting our increased focus on our licensing and service businesses, we increased our revenue from those activities during fiscal 2005, and we expect continuing revenue from our licensing and service activities in 2006 and beyond. We also took actions to reduce our operating losses by discontinuing certain of our products, increasing prices for our products, and changing our terms and conditions of sale, and we reduced our workforce as part of a strategic restructuring plan announced on March 31, 2005. As a result of those actions, we improved our gross margins and further reduced our operating expenses associated with our product business. Finally, as part of our modified business model, we entered strategic alliances with, and related agreements to provide engineering services to, the Sony Group and Microsoft. These engineering services agreements enabled us to leverage our microprocessor design and development capabilities and to improve our cash flows from operations in fiscal 2005.
      While we have significantly improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during fiscal 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.

Operating activities
      Net cash provided by operating activities was $5.6 million for the year ended December 31, 2005, compared to net cash used in operating activities of $77.7 million for the year ended December 31, 2004 and $64.5 million for the year ended December 31, 2003.
      The net cash provided by operating activities during fiscal 2005 was primarily the result of non-cash charges related to amortization of patents and patent rights of $6.8 million, restructuring charges of $2.0 million and depreciation of $1.3 million, advances from customers of $7.3 million and deferred income of $5.9 million as well as decreases in inventories and accounts receivable of $5.1 million and $0.6 million, respectively. This provision in cash was partially offset by a $6.2 million net loss, a $3.0 million of cash usage related to the workforce reduction and building leasehold cost component of our restructuring charges and a decrease of $14.1 million in accounts payable and accrued liabilities.
      The cash usage during fiscal 2004 was primarily the result of a net loss of $106.8 million, as well as a $1.7 million cash usage related to the building leasehold cost component of our restructuring charges. This usage in cash was partially offset by the $8.8 million increase in accounts payable and accrued liabilities and the $3.4 million decrease in inventory. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $9.2 million, impairment charges on certain assets of $2.5 million, depreciation of $3.6 million and stock compensation of $1.7 million.
      The cash usage during fiscal 2003 was primarily the result of a net loss of $87.6 million, as well as a $2.5 million net cash drawdown of accrued restructuring charges related to building leasehold costs during the period. This usage in cash was partially offset by the $2.2 million decrease in accounts receivable and the $2.1 million decrease in inventory. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $10.5 million, depreciation and amortization of $5.6 million, and amortization of deferred stock compensation of $4.5 million.

Investing activities
      Net cash provided by investing activities was $1.9 million for the year ended December 31, 2005 compared to net cash used in investing activities of $11.3 million for the year ended December 31, 2004 and to net cash provided by investing activities of $49.6 million for the year ended December 31, 2003.

      The change in net cash used in investing activities was primarily due to decreased net proceeds from the maturity of available for-sale investments, which totaled $7.5 million in fiscal 2005 compared to $9.5 million in fiscal 2004 and $66.7 million in fiscal 2003. Offsetting the net proceeds from the maturity of available-for-sale investments were payments related to the purchase of patents and patent rights and payments to our development partner, which totaled $4.8 million, $18.5 million and $16.0 million for fiscals 2005, 2004 and 2003, respectively. Additional cash used in investing activities included the purchase of property and equipment, which amounted to $0.8 million, $2.3 million and $1.1 million for fiscals 2005, 2004 and 2003, respectively. Capital equipment purchases decreased in fiscal 2005 compared to fiscal 2004 as we exited the manufacturing of our products.

Financing activities
      Net cash provided by financing activities was $2.9 million for the year ended December 31, 2005 compared to $31.5 million for the year ended December 31, 2004 and $73.1 million for the year ended December 31, 2003.
      We received $3.2 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for fiscal 2005, compared to $5.3 million and $6.1 million for fiscals 2004 and 2003, respectively. These proceeds from stock issuances were partially offset by payments for debt and capital lease obligations of $0.4 million for fiscal 2005, compared to $0.4 million and $0.7 million for fiscals 2004 and 2003, respectively. The decrease in payments for debt and capital lease obligations was primarily the result of the expiration of these leases in fiscal 2003.
      In addition, cash provided by financing activities in fiscal 2004 was primarily due to net proceeds from the public offering of common stock. In January 2004, we received $10.3 million when our underwriters exercised their over-allotment option in relation to our December 2003 common stock offering and purchased 3.75 million shares of our common stock. We also received $15.4 million in November 2004 when we completed a public offering of 11.1 million shares of common stock. This compares to $67.5 million in net proceeds received in fiscal 2003 related to the issuance of 25.0 million shares of common stock in December 2003.
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
      At December 31, 2005, we had $56.5 million in cash and cash equivalents and short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases expiring in fiscal 2006.

Restructuring
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
      During fiscal 2005, we recorded restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.8 million related to excess facilities related to the workforce reduction in early 2005, partially offset by a reversal of $1.3 million charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off.
      Accrued restructuring charges consist of the following at December 31, 2005 (in thousands):

	Building	Workforce
	Leasehold Costs	Reduction	Total Balance

Balance at December 31, 2002	$7,903	$102	$8,005
Restructuring recovery	(244)	—	(244)
Cash drawdowns	(2,473)	—	(2,473)
Non-cash drawdowns	885	(102)	783

Balance at December 31, 2003	$6,071	$—	$6,071
Restructuring charges	904	—	904
Cash drawdowns	(1,730)	—	(1,730)

Balance at December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance at December 31, 2005	$4,256	$—	$4,256

Contractual Obligations
      At December 31, 2005, we had the following contractual obligations:

	Payments Due by Period

		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years

		(In thousands)
Operating Leases	$11,795	$4,663	$7,128	$4
Unconditional Purchase Obligations(1)	2,339	2,339	—	—

	14,134	7,002	7,128	4
Less: Sublease income	(736)	(375)	(361)	—

Total	$13,398	$6,627	$6,767	$4

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Arrangements
      As of December 31, 2005, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
      In March 2005, the U.S. Securities and Exchange Commission (“SEC”), released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payments”. The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 under the caption Stock-Based Compensation presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to increase our basic net loss per share by approximately $0.02 to $0.03 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.
      In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.
      In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.
Item 7A.                        Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2005, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 3.5%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $0.6 million decrease in our interest income. We do not use our investment portfolio for trading or other speculative purposes.
      The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2005 (in thousands):

	2006	2007	Total	Fair Value

Cash equivalents	$27,659	—	$27,659	$27,659
Average rate	3.6%	—	3.6%
Short term investments	$19,000	$10,000	$29,000	$28,811
Average rate	2.9%	4.2%	3.3%
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Transmeta Corporation
      We have audited the accompanying consolidated balance sheet of Transmeta Corporation and its subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transmeta Corporation and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Transmeta Corporation
      We have audited the accompanying consolidated balance sheet of Transmeta Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeta Corporation at December 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
San Jose, California
March 25, 2005

TRANSMETA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,659	$17,273
Short-term investments	28,811	36,395
Accounts receivable, net of allowances for doubtful accounts of $0 and $9, in 2005 and 2004, respectively	1,686	2,290
Inventories	265	5,410
Prepaid expenses and other current assets	2,279	2,218

Total current assets	60,700	63,586
Property and equipment, net	1,623	2,187
Patents and patent rights, net	16,080	22,926
Other assets	911	914

Total assets	$79,314	$89,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,521	$6,224
Accrued compensation and related compensation liabilities	3,279	4,189
Accrued inventory-related charges	—	4,876
Deferred income, net	5,937	29
Other accrued liabilities	2,109	5,694
Advance from customers	7,260	—
Current portion of accrued restructuring costs	1,803	1,557
Current portion of long-term debt and capital lease obligations	—	356

Total current liabilities	21,909	22,925
Long-term accrued restructuring costs, net of current portion	2,453	3,688
Long-term payables, net of current portion	—	5,000

Total liabilities	24,362	31,613

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2005 and 2004	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 191,710,620 in 2005 and 187,773,293 in 2004	713,129	709,926
Treasury stock — 796,875 shares in 2005 and 2004	(2,439)	(2,439)
Accumulated other comprehensive loss	(195)	(125)
Accumulated deficit	(655,543)	(649,362)

Total stockholders’ equity	54,952	58,000

Total liabilities and stockholders’ equity	$79,314	$89,613

(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except for per share data)
Revenue:
Product	$24,636	$18,776	$16,225
License	19,628	9,000	1,090
Service	28,467	1,668	—

Total revenue	72,731	29,444	17,315

Cost of revenue:
Product	12,271	36,335	16,324
License	71	—	—
Service	15,990	730	—
Impairment charge on long-lived assets	—	1,943	—

Total cost of revenue	28,332	39,008	16,324

Gross profit (loss)	44,399	(9,564)	991

Operating expenses:
Research and development(1)(2)	19,609	52,765	48,525
Selling, general and administrative(3)(4)	23,039	30,855	26,199
Restructuring charges (recovery)	2,009	904	(244)
Amortization of patents and patent rights	6,846	9,217	10,530
Impairment charge on long-lived and other assets	—	2,544	—
Stock compensation	(34)	1,665	4,529

Total operating expenses	51,469	97,950	89,539

Operating loss	(7,070)	(107,514)	(88,548)
Interest income and other, net	1,253	827	1,389
Interest expense	(364)	(111)	(477)

Net loss	$(6,181)	$(106,798)	$(87,636)

Net loss per share — basic and diluted	$(0.03)	$(0.61)	$(0.63)

Weighted average shares outstanding — basic and diluted	190,404	175,989	139,692

(1)	Excludes $0, $445 and $1,118 in amortization of deferred stock compensation for the year ended December 31, 2005, 2004 and 2003, respectively.

(2)	Excludes $(34), $330, and $128 in variable stock compensation for the year ended December 31, 2005, 2004 and 2003, respectively.

(3)	Excludes $0, $232 and $657 in amortization of deferred stock compensation for the year ended December 31, 2005, 2004 and 2003, respectively.

(4)	Excludes $0, $658 and $2,626 in variable stock compensation for the year ended December 31, 2005, 2004 and 2003, respectively.
(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Deferred	Other		Total
	Shares of	at Amounts	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Common Stock	Paid-in	Stock	Compensation	Income/(Loss)	Deficit	Equity

	(In thousands, except for share and per share data)
Balance at December 31, 2002	136,086,142	$601,119	$(2,439)	$(3,039)	$134	$(454,928)	$140,847
Issuance of common stock in public offering at $2.90 per share, net of issuance costs of $5.1 million	25,000,000	67,450	—	—	—	—	67,450
Issuance of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	5,423,213	6,136	—	—	—	—	6,136
Issuance of common stock in connection with the purchase of patents and patent rights at $1.26 per share	796,178	—	—	—	—	—	—
Issuance of common stock in connection with net warrant exercises at exercise price of $1.25 per share	222,960	—	—	—	—	—	—
Stock compensation	—	(568)	—	2,343	—	—	1,775
Repayment of notes from stockholders	—	202	—	—	—	—	202
Variable stock compensation	—	2,754	—	—	—	—	2,754
Other comprehensive income	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(87,636)	(87,636)

Comprehensive loss							(87,746)

Balance at December 31, 2003	167,528,493	$677,093	$(2,439)	$(696)	$24	$(542,564)	$131,418
Issuance of common stock at $2.90 per share, in connection with the over allotment option exercised by the underwriters related to the December 2003 common stock offering, net of issuance costs of $0.7 million	3,750,000	10,289	—	—	—	—	10,289
Issuance of common stock at $1.50 per share in public offering, net of issuance costs of $1.2 million	11,083,333	15,441	—	—	—	—	15,441
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	5,401,568	5,277	—	—	—	—	5,277
Issuance of common stock in connection with net warrant exercises at exercise price of $3.00 per share	9,899	—	—	—	—	—	—
Stock compensation	—	(19)	—	696	—	—	677
Repayment of notes from stockholders	—	857	—	—	—	—	857
Variable stock compensation	—	988	—	—	—	—	988
Other comprehensive income	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	(106,798)	(106,798)

Comprehensive loss							(106,947)

Balance at December 31, 2004	187,773,293	$709,926	$(2,439)	$—	$(125)	$(649,362)	$58,000
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	3,937,327	3,237	—	—	—	—	3,237
Variable stock compensation	—	(34)	—	—	—	—	(34)
Other comprehensive income	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(6,181)	(6,181)

Comprehensive loss							(6,251)

Balance at December 31, 2005	191,710,620	$713,129	$(2,439)	$—	$(195)	$(655,543)	$54,952

(See accompanying notes)

TRANSMETA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,181)	$(106,798)	$(87,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	(34)	1,665	4,529
Depreciation	1,299	3,639	5,586
Loss on disposal of property and equipment, net	65	—	138
Allowance for doubtful accounts	(9)	(206)	125
Amortization of other assets	—	—	413
Amortization of patents and patent rights	6,846	9,217	10,530
Impairment charge on long-lived assets for cost of revenue	—	1,943	—
Impairment charge on long-lived and other assets	—	2,544	—
Non cash restructuring charges (recovery)	2,009	904	(244)
Gain on debt settlement with a development partner	(200)	—	—
Changes in operating assets and liabilities:
Accounts receivable	613	(365)	2,216
Inventories	5,145	3,386	2,141
Prepaid expenses and other current assets	(61)	(649)	1,122
Other non-current assets	—	—	101
Accounts payable and accrued liabilities	(14,074)	8,763	(1,015)
Deferred income	5,908	—	—
Advances from customers	7,260	—	—
Accrued restructuring charges	(2,998)	(1,730)	(2,473)

Net cash provided by (used) in operating activities	5,588	(77,687)	(64,467)

Cash flows from investing activities:
Purchase of available-for-sale investments	(26,000)	(74,994)	(102,775)
Proceeds from maturity of available-for-sale investments	33,514	84,450	169,502
Purchase of property and equipment	(797)	(2,257)	(1,112)
Payment to development partner	(4,800)	(11,000)	(7,000)
Payment of previously acquired patents and patent rights	—	(7,500)	(9,000)
Other assets	—	—	(59)

Net cash provided by(used in) investing activities	1,917	(11,301)	49,556

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	25,730	67,450
Common stock issued under stock option plans and employee stock purchase programs	3,219	5,277	6,136
Repayment of notes from stockholders	18	857	202
Repayment of debt and capital lease obligations	(356)	(368)	(725)

Net cash provided by financing activities	2,881	31,496	73,063

Change in cash and cash equivalents	10,386	(57,492)	58,152
Cash and cash equivalents at beginning of period	17,273	74,765	16,613

Cash and cash equivalents at end of period	$27,659	$17,273	$74,765

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$302	$47	$75
Cash paid for taxes	145	152	96
Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock in connection with net exercise of warrants	—	204	919
(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The Company
      From Transmeta’s inception (Transmeta or “the Company”) in 1995 through its fiscal year ended December 31, 2004, the Company’s business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. The Company currently supplies its products to a number of the leading companies in the computer industry.
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
      In March 2005, the Company modified its business model to increase its efforts to license intellectual property and advanced technologies. The Company intends to continue its efforts to license advanced power management technologies to other semiconductor companies, and it is also contemplating licensing its intellectual property and microprocessor and computing technologies to other companies in the future in order to grow its licensing and services revenue.
      Transmeta was incorporated in California as Transmeta Corporation on March 3, 1995. Effective October 26, 2000, Transmeta reincorporated as a Delaware corporation.

Fiscal Year
      For each of the years covered by this report, Transmeta’s fiscal year ended on the last Friday in December. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2005 consisted of 52 weeks and ended on December 31, 2005. Fiscal year 2004 consisted of 53 weeks and ended on December 31, 2004. Fiscal years 2003 consisted of 52 weeks each and ended on December 26, 2003.
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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash equivalents are invested in highly liquid money market funds and commercial securities with high-quality financial institutions in the United States. Short-term investments consist of U.S. government and commercial bonds and notes. The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and does not generally require collateral. See Note 3.

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
      The Company enters into license agreements, some of which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. As a result, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” significant interpretation on these agreements is sometimes required to determine the appropriate accounting, including whether deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if the Company is not subject to any future performance obligation. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered. Royalty revenue is recognized upon receipt of royalty payments from customers.

Shipping and Handling Costs
      Shipping and handling costs are expensed as incurred and included in cost of revenue in the Company’s results of operations.

Comprehensive Loss
      The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income and its components in the financial statements The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity. Net comprehensive loss for the years ended December 31, 2005, 2004, and 2003, respectively, is as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net loss	$(6,181)	$(106,798)	$(87,636)
Net change in unrealized loss on investments	(15)	(173)	(134)
Net change in foreign currency translation adjustments	(55)	24	24

Net comprehensive loss	$(6,251)	$(106,947)	$(87,746)

Cash Equivalents and Short-term Investments
      Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less from the balance sheet date are classified as cash equivalents. Debt securities with maturities greater than three months are available-for-sale and are classified as short-term investments.
      All of Transmeta’s short-term investments as prescribed by SFAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities” were classified as “available-for-sale” as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest income or expense.
      All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Fair Values of Financial Instruments
      The fair values of Transmeta’s cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of those instruments.
      The fair values of short-term lease obligations are based on interest rates inherent on leasing contracts. The carrying values of these obligations approximate their respective fair values.

Accounts Receivable
      Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2005, we wrote off zero of fully reserved accounts receivable and decreased the allowance for doubtful accounts by $9,000.

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

Property and Equipment
      Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization have been provided on the straight-line method over the related asset’s estimated useful life ranging from three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term. Repairs and maintenance costs are charged to expense as incurred.

Valuation of Long-Lived and Intangible Assets
      Transmeta’s accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” In accordance with our policy, and as circumstances require, we evaluate our long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company evaluates its assumptions and estimates on an ongoing basis. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Income Taxes
      Transmeta accounts for income taxes in accordance with the FASB’s SFAS 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets when management estimates, based on available objective

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evidence, that is more likely than not that the future income tax benefit represented by net deferred tax assets will not be realized.

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
      The following table presents the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Basic and diluted:
Net loss	$(6,181)	$(106,798)	$(87,636)

Basic and diluted:
Weighted average shares outstanding	190,404	175,989	139,698
Less: Weighted average shares subject to repurchase	—	—	(6)

Weighted average shares used in computing basic and diluted net loss per share	190,404	175,989	139,692

Net loss per share — basic and diluted	$(0.03)	$(0.61)	$(0.63)

      The Company has excluded all outstanding warrants, stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are anti-dilutive for all periods presented. Options and warrants to purchase 39,489,816, 40,301,940 and 33,706,226 shares of common stock in 2005, 2004 and 2003, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the option’s vesting period using an accelerated graded method. Pro forma information follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net loss, as reported	$(6,181)	$(106,798)	$(87,636)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(34)	1,665	4,529
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(11,566)	(34,756)	(46,462)

Pro forma net loss	$(17,781)	$(139,889)	$(129,569)

Basic and diluted net loss per share — as reported	$(0.03)	$(0.61)	$(0.63)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.79)	$(0.93)

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
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 under the caption Stock-Based Compensation presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to increase our basic net loss per share by approximately $0.02 to $0.03 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

Accrued Restructuring Costs
      The Company accounted for its restructuring activity during fiscal 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for recognition of liabilities and expenses associated with exit and disposal costs when the Company made a commitment to a firm exit plan. In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company accounted for its restructuring activities in 2005 in accordance with SFAS 146, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

Loss Contingencies
      The Company is subject to the possibility of various loss contingencies arising in the normal course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company accrues for a loss contingency when it is probable that a liability has been incurred and the Company can reasonably estimate the amount of loss. The Company regularly assesses current information available to determine whether changes in such accruals are required.

Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In the Form 10-K filed for the year ended December 31, 2004 and in the Form 10-Q filed for the quarter ended March 31, 2005, the Company reported two Revenue Captions: Product and Licenses and Services and one Cost of Sales caption. The latter caption included the combined direct costs of product, licenses and services costs. Beginning with the fiscal year ended December 31,2005, the Company now distinguishes the Revenue and the related Costs into the three lines of business that have become significant: Product, License and Service. In providing the comparative Revenue and Costs for the comparable periods for 2004 and 2003, the Company has provided the reclassified revenue and costs into the same three lines of business captions to the extent that they were relevant for those prior periods.

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2005, the U.S. Securities and Exchange Commission (“SEC”), released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payments.” The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.
      In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005. SFAS 123R will be effective for us beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our consolidated financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.
      In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.
      In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Financial Statement Components

Cash Equivalents and Short-Term Investments
      All cash equivalents and short-term investments as of December 31, 2005 and 2004 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
As of December 31, 2005:
Money market funds	$27,659	$—	$—	$27,659
Federal agency discount notes	25,000	—	189	24,811
Commercial paper	4,000	—	—	4,000

Total available-for-sale securities	$56,659	$—	$189	$56,470

Less amounts classified as cash equivalents				(27,659)

Total short-term investments				$28,811

As of December 31, 2004:
Money market funds	$17,273	$—	$—	$17,273
Federal agency discount notes	21,000	1	168	20,833
Commercial paper	15,569	—	7	15,562

Total available-for-sale securities	$53,842	$1	$175	$53,668

Less amounts classified as cash equivalents				(17,273)

Total short-term investments				$36,395

      The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value

	(In thousands)
As of December 31, 2005:
Amounts maturing within one year	$19,000	$18,892
Amounts maturing after one year, within five years	$10,000	$9,919
      The Company had a restricted cash balance of $110,000 at December 31, 2005 and 2004 which served as collateral for the Company’s credit card program.
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
      The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the years ended December 31, 2005 and 2004, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
      To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2004. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2005 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2005 (in thousands):

	In Loss Position		In Loss Position
	<12 Months		>12 Months		Total in Loss Position

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)

Short-term investments:
US Treasury and agency securities	$14,892	$(108)	$9,919	$(81)	$24,811	$(189)
Commercial paper	—	—	—	—	4,000	—

Total in loss position	$14,892	$(108)	$9,919	$(81)	$28,811	$(189)

Accounts Receivable
      Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Customer:
3COM Corporation	27%	*%
OQO, Inc.	14%	*%
All American	12%	*%
ASEM S.p.A	11%	*%
Microsoft Corporation	12%	*%
Sony Corporation	11%	*%
Hewlett Packard International Pte Ltd	*%	31%
Siltrontech Electronics Corporation	*%	28%
Sharp Trading Corporation	*%	16%

*	represents less than 10% of accounts receivable balance
      Net accounts receivable at December 31, 2005 and 2004 included a reserve for returned material authorizations of $73,000 and $295,000, respectively.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      The components of inventories as of December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

	(In thousands)
Work in progress	$—	$4,158
Finished goods	265	1,252

	$265	$5,410

      In fiscals 2005 and 2004, the Company recorded a charge of approximately $0.5 million and $9.0 million to cost of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of cost or market considerations, the Company reviews the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, the Company took into consideration current assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand. Of the $0.3 million and $5.4 million of inventory on hand at December 31, 2005 and 2004, respectively, zero and $2.4 million of inventory, respectively, were adjusted to their net realizable value. Accordingly, gross margin may be impacted from future sales of these parts to the extent that the associated revenue exceeds or fails to achieve their currently adjusted values. For fiscals 2005 and 2004, the Company’s gross margins included a benefit of $6.3 million and $0.6 million, respectively, resulting from products being sold at average selling prices (ASPs) in excess of their previously written down values.
      In addition to recording the inventory valuation adjustments described above, the Company accrues a loss provision for any purchase commitments if the Company becomes aware of factors that would decrease the net realizable value of such on-order inventory, in accordance with U.S. generally accepted accounting principles. In connection with the estimates of net realizable value of such on-order inventory and purchase commitments, the Company recorded zero and an $8.4 million charge in fiscals 2005 and 2004, respectively, as additional cost of revenue. In computing the accrual for the loss provision, the Company took into consideration the then assumptions regarding the Company’s future plans on its products and the related potential impact on customer demand.
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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment, net, consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Furniture and fixtures	$1,635	$2,019
Computer equipment	5,911	23,534
Computer software	1,825	11,359
Leasehold improvements	2,410	2,899

	11,781	39,811
Less: Accumulated depreciation and amortization	(10,158)	(35,888)
Less: Impairment charge	—	(1,736)

Property and equipment, net	$1,623	$2,187

      In fiscal 2004, due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value of certain long-lived and other assets. As a result, during the fourth quarter of 2004, the Company recorded a charge of $1.7 million related to property and equipment. See Note 9 for further discussion on the impairment charge on long-lived and other assets.
      The original cost of equipment recorded under capital lease arrangements included in property and equipment aggregated $1.9 million and related accumulated depreciation was $1.3 million as of December 31, 2004. Amortization expense related to assets under capital leases is included with depreciation expense.

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

	December 31,

	2005	2004

	(In thousands)
Deferred revenue:
Product	$619	$61
Service	8,934	—

Total	9,553	61

Deferred costs:
Product	54	32
Service	3,562	—

Total	3,616	32

Deferred income	$5,937	$29

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities
      Other accrued liabilities consist of:

	December 31,

	2005	2004

	(In thousands)
Accrued audit	$885	$1,337
Accrued non-recurring engineering	—	1,629
Deferred rent	408	412
Other	816	2,316

Total other accrued liabilities	$2,109	$5,694

Advances from Customers
      As of December 31, 2005, the Company received $7.3 million of cash advances from two customers for design and development services. These cash advances will be applied against future revenues from these two customers at the time the revenues are recognized.

4.	License Revenue and Cost of License.
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
      The costs associated with delivering license revenue consisted of compensation costs of engineering support dedicated to the transfer of the license technology. The Company reported license revenues of $19.6 million, $9.0 million and $1.1 million for the fiscals 2005, 2004 and 2003, respectively. The Company reported cost of license revenue of $71,000 in fiscal 2005. There were no comparable cost of license revenue in fiscals 2004 and 2003.

5.	Service revenue
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
      Maintenance and Technical Support Services Revenue. The Company offers maintenance and technical support services to its LongRun2 licensees. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on engineering time, and the fees are based on mutually agreed billing rates. The Company reported maintenance and technical support service revenue of $0.3 million, $0.8 million and zero for fiscals 2005, 2004 and 2003, respectively.
      Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for all the deliverables. As of December 31, 2005, total fees and costs deferred under fixed fees arrangements amounted to $8.9 million and $3.6 million, respectively.
      Time and Materials Based Design Service Revenue. The Company recognizes revenue for services performed under the design and engineering services agreement using the time and materials method as work is performed. The Company charges the customer fees based on an agreed upon billing rate and the customers also reimburse the Company for agreed upon expenses. The Company reported time and materials based design service revenue of $28.2 million, $0.9 million and zero for fiscals 2005, 2004 and 2003, respectively.

6.	Technology License Agreements
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
      Although the asset was impaired, the associated liability remains on the balance sheet. The liability was accreted to its future value using the effective interest method at a rate of approximately 15% per annum and the accretion expense was recorded as part of amortization of deferred charges, patents and patent rights. Accretion expense for these payments for fiscal 2005, 2004 and 2003 was zero, $2.1 million and $2.7 million, respectively. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $7.0 million and $6.0 million was made to IBM in December 2003 and 2002, respectively, in accordance with the terms of the agreement. Under the terms of a re-negotiation of payment terms made in October 2004, the Company made a $4.0 million payment to IBM in December 2004. The Company further re-negotiated the contract payment obligation with IBM in December 2004 by making an additional $7.0 million payment in December 2004 and deferred the remaining balance and related interest payments until June 30, 2006. In December 2005, the Company re-negotiated the contract payment obligation with IBM by making a payment of $4.8 million in exchange for the remaining debt balance. As a result of this early payment, the Company recorded a $0.2 million gain in early debt extinguishment in interest and other income, net.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Patents and Patent Rights
      Patents and patent rights, net, consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Patents and patent rights	$47,920	$47,920
Less: Accumulated amortization	(31,840)	(24,994)

Patents and patent rights, net	$16,080	$22,926

      Patents and patent rights for microprocessor technology were acquired from Seiko Epson (Epson) in May 2001. Under the patents and patent rights agreement with Epson, Transmeta agreed to pay Epson a combination of $30.0 million in cash and shares of the Company’s common stock valued at $10.0 million based upon the average of the closing stock price over a defined period. The Company recorded total consideration of $38.1 million consisting of $10.8 million of Transmeta common stock, $26.8 million as the net present value of cash payments and $0.5 million of acquisition costs on the balance sheet as an element of patents and patent rights. The Company paid Epson $7.5 million in cash and 766,930 shares of the Company’s unregistered common stock in May 2001. The number of shares issued to Epson was calculated in accordance with the agreement; however for accounting purposes the value of the shares was determined using the closing price on the issuance date, or $14.10, resulting in a recorded value of $10.8 million. The Company paid Epson $7.5 million in cash in May 2004, $7.5 million in cash in May 2003 and $7.5 million in cash in May 2002 in accordance with the terms of the agreement. The May 2004 payment represented the completion of the Company’s obligations in relation to this agreement.
      Additional patents and patent rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patents and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million, $1.5 million and $4.0 million in cash in February 2003, 2002 and 2001, respectively. The Company issued 796,178 shares, 340,483 shares and 31,719 shares of the Company’s unregistered common stock in February 2003, 2002 and 2001, respectively. Each issuance had a market value of $1.0 million calculated in accordance with the terms of the agreement. As of December 31, 2005, the Company has no further commitments for these patents and patent rights.
      Patents and patent rights are amortized on a straight-line basis over their expected life of seven years. The Company believes that a seven-year amortization period continues to be appropriate and consistent with the Company’s increased focus on the licensing of intellectual property under its modified business model. Amortization expense of $6.8 million was recorded in each of fiscal 2005, 2004 and 2003 related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)
Years ending December 31,
2006	$6,846
2007	6,846
2008	2,388

Total future amortization	$16,080

8.	Restructuring Charges
      In the second quarter of fiscal 2002, Transmeta recorded a $10.6 million restructuring charge as a result of the Company’s decision to cease development and productization of the TM6000 microprocessor. The restructuring charge

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During fiscal 2005, we recorded restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.8 million related to excess facilities related to the workforce reduction in early 2005, offset by a reversal of $1.3 million charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off. The estimated facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in their respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate by approximately $0.8 million.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued restructuring charges consist of the following at December 31, 2005 (in thousands):

	Building	Workforce
	Leasehold Costs	Reduction	Total Balance

Balance at December 31, 2002	$7,903	$102	$8,005
Restructuring recovery	(244)	—	(244)
Cash drawdowns	(2,473)	—	(2,473)
Non-cash drawdowns	885	(102)	783

Balance at December 31, 2003	$6,071	$—	$6,071
Restructuring charges	904	—	904
Cash drawdowns	(1,730)	—	(1,730)

Balance at December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance at December 31, 2005	$4,256	$—	$4,256

9.	Impairment of Long-Lived and Other Assets
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

10.	Commitments and Contingencies

Purchase Obligations
      Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at December 31, 2005 were $2,339,000 which are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Operating Leases
      Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $6.2 million, $3.0 million and $2.2 million in fiscals 2005, 2004 and 2003, respectively. The facility leases provide for a 4% annual base rent increase. Of the total operating lease commitments of $11.1 million included in the table below, the Company has accrued $4.3 million of the liabilities as a component of accrued restructuring costs (See Note 8). During fiscals 2003 and 2004, Transmeta entered into agreements that expire in 2007 and 2008 to sublease portions of its facilities that were vacated as part of the 2002 restructuring plan. Accordingly, sublease income of $325,000, $188,000 and $128,000 in fiscals 2005, 2004 and 2003, respectively, derived from this agreement was charged to the accrued restructuring charge balance.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, future minimum payments for operating lease obligations are as follows:

Operating
Leases

(In thousands)
Years ending December 31,
2006	$4,663
2007	4,711
2008	2,401
2009 and thereafter	20
Income from subleases	(736)

Total minimum operating lease payments	$11,059

Litigation
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

11.	Stockholders’ Equity
      At December 31, 2005, the total common stock amount at a par value of $0.00001 per share is minimal. The Company therefore reports the common stock and paid in capital amounts in total.
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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Common Stock Reserved for Issuance
      Shares reserved for future issuance are as follows:

	December 31,

	2005	2004

Warrants outstanding	365,032	498,228
Options outstanding	39,124,784	39,803,712
Employee Stock Purchase Plan	570,871	2,026,270
Future option grants	16,847,775	4,177,119

	56,908,462	46,505,329

Common Stock Warrants
      Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2005:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date

January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008

Total number of shares	365,032

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

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.
      The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2005 and 2004, there were no shares of preferred stock outstanding.

Stockholders’ Rights Agreement
      On January 10, 2002, the Company entered into a Rights Agreement, pursuant to which the Company’s Board of Directors declared a dividend of one stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was issued to stockholders of record on January 18, 2002. In addition, one Right shall be issued with each share of the Company’s common stock that becomes outstanding (i) between the record date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement, including the acquisition of 15% of the Company’s outstanding common stock by a person or group. Each Right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company, at a price of $21.00 per one one-hundredth of a share of that preferred stock, subject to adjustment. In addition, each Right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company that number of shares of the Company’s Common Stock having a market value of two times the exercise price of the Right.

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
      Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 9,388,664, 8,376,425 and 6,804,307 shares were added to the Plan in 2005, 2004 and 2003 respectively. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 521,008, 461,781 and 728,479 shares were also added to the Plan in 2005, 2004 and 2003, respectively.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Plan Stock Option Grants
      Transmeta has from time to time granted options outside of its plans (“non-plan stock options”). Non-plan stock options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2005, 2004 and 2003.

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

Stock Option Summary
      The following is a summary of the Company’s stock option activity under the Plan, the Prior Plans and outside the plans, and related information:

			Weighted
	Shares		Average	Weighted Average
	Available for	Number of	Exercise	Grant Date
	Grant	Shares	Price	Fair Value

Balance at December 31, 2002	1,100,358	31,871,502	$2.93
Additional shares reserved	7,532,786	—
Options granted	(6,889,750)	6,889,750	$1.65	$1.04
Options exercised	—	(2,336,796)	$1.53
Options canceled	2,486,146	(3,284,458)	$3.27

Balance at December 31, 2003	4,229,540	33,139,998	$2.73
Additional shares reserved	8,838,206	—
Options granted	(11,775,000)	11,775,000	$1.67	$0.96
Options exercised	—	(1,685,132)	$1.25
Options canceled	2,884,373	(3,426,154)	$3.13

Balance at December 31, 2004	4,177,119	39,803,712	$2.44
Additional shares reserved	12,595,924	—
Options granted	(15,408,356)	15,408,356	$0.80	$0.52
Options exercised	—	(604,196)	$0.91
Options canceled	15,483,088	(15,483,088)	$2.23

Balance at December 31, 2005	16,847,775	39,124,784	$1.90

	Number of	Weighted Average
Shares Exercisable at:	Shares	Exercise Price

December 31, 2003	14,876,266	$3.36
December 31, 2004	19,174,403	$3.07
December 31, 2005	23,022,447	$2.58

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The exercise prices for options outstanding and exercisable as of December 31, 2005 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

As of December 31, 2005:
$0.19-$0.71	956,335	6.0	$0.66	521,335	$0.63
$0.72-$0.75	11,822,026	9.4	$0.75	2,155,118	$0.75
$0.77-$1.05	4,077,678	7.8	$0.94	2,433,571	$0.97
$1.11-$1.21	4,681,749	8.5	$1.20	2,623,158	$1.20
$1.22-$1.57	4,217,628	8.0	$1.49	2,223,549	$1.52
$1.60-$2.38	4,999,701	7.3	$2.21	4,720,529	$2.23
$2.40-$3.11	4,162,045	6.0	$2.70	4,146,940	$2.70
$3.15-$9.50	4,038,951	5.0	$6.13	4,029,576	$6.13
$11.17-$13.62	150,671	5.4	$12.72	150,671	$12.72
$14.49-$14.49	18,000	5.4	$14.49	18,000	$14.49

Total	39,124,784	7.8	$1.90	23,022,447	$2.58

Accelerated vesting of Certain Stock Options
      On September 27, 2005, the Board of Directors approved the accelerated vesting of certain outstanding stock options previously granted under the Company’s equity incentive plans and agreements. The decision accelerated the vesting of all unvested employee stock options granted before September 27, 2005 having exercise prices higher than $2.00 per share. The closing price of the Company’s common stock on September 27, 2005 was $1.38. The decision to accelerate the vesting of the affected options was based upon a recommendation of the Compensation Committee of the Company’s Board of Directors, which committee consists entirely of independent, non-employee directors. Stock options held by non-employee directors of the Company were not accelerated. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans, and the Company believes the decision to be in the best interest of the Company and its shareholders.
      As a result of the acceleration, unvested options to purchase approximately 2.3 million shares of the Company’s common stock became fully vested and immediately exercisable. The affected stock options have exercise prices ranging from $2.02 to $3.98 per share, and a weighted average exercise price of $2.41. The affected options include options to purchase approximately 587,000 shares of the Company’s common stock held by the Company’s executive officers, having a weighted average exercise price of $2.32. This acceleration was effective as of September 27, 2005.

2000 Employee Stock Purchase Plan
      Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 1,877,732, 1,675,285 and 1,360,861 shares were added to the Purchase Plan in 2005, 2004 and

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, respectively. In May 2002, the Company’s stockholders authorized an additional 4,000,000 shares to be available under the Purchase Plan. As of December 31, 2005, 12,969,542 shares had been issued under the Purchase Plan.

Deferred Stock Compensation
      Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of certain options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the accelerated graded method, over the four year vesting periods of the individual stock options, ending in fiscal 2004. During 2005, 2004 and 2003, the Company recorded zero, $0.7 million and $1.8 million, respectively, of net amortization expense related to deferred stock compensation. The Company completed its amortization of deferred stock compensation in fiscal 2004.

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
      Notes Receivable from Stockholders. Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. At December 31, 2005, the outstanding note included in common stock issued by an employee to exercise stock options bear interest at rate of 5.92% and has original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.
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
      Transmeta will continue to record stock compensation expense on these stock awards until the notes are paid based on the current market value of its stock at the end of each accounting period. This variable stock compensation will be based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. At December 31, 2005, the Company had 28,000 shares that are subject to variable stock compensation at an option exercise price of $0.58 per share. During fiscal 2005, the Company recorded a negative $34,000 of variable compensation expenses. During fiscal 2004, the Company recorded $1.0 million of variable compensation expenses, which included expenses of $0.5 million related to adjustments made for certain notes receivable from stockholders that had been fully paid and expenses of $0.5 million primarily related to the higher market price of the Company’s common stock at the time of repayment of

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes from stockholders compared to the end of fiscal 2003. During fiscal 2003, the Company recorded $2.7 million of variable compensation expenses, primarily due to a higher market price of the Company’s common stock at the end of fiscal 2003 compared to fiscal 2002. Because variable stock compensation expense is calculated based on the current market value of the Company’s common stock at the end of each accounting period, future stock compensation expense for these variable stock awards could increase significantly in periods when the Company’s stock price rises, and could reverse and become a benefit in periods when the Company’s stock price falls. The market value of the Company’s common stock was $1.13, $1.63 and, $3.24 per share at the end of fiscal 2005, 2004 and 2003, respectively. The Company also has an additional 1,100,000 shares that are subject to variable accounting if its stock price increases above approximately $11.50 per share. However, the Company has a call option on these shares that it intends to exercise before the stock price exceeds $11.50 per share and does not believe it will incur variable stock compensation on these shares.
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

	Options			ESPP

	Years Ended			Years Ended
	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

Expected volatility	0.94	0.90	0.86	0.94	0.90	1.1
Expected life in years	2.8	3.7	4.0	.5	.5	.5
Risk-free interest rate	4.4%	2.8%	2.3%	4.3%	2.0%	2.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%

13.	Employee Benefit Plan
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

Sales to Investee
      Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited (C2L). In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. The agreement resulted in recognition of license and service revenue of $330,000, $918,000 and $140,000 during fiscal 2005, 2004 and 2003, respectively. The investments in C2L were valued at zero in the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004.

Indemnification Agreements
      The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      Transmeta recorded a provision for income taxes of $168,000, $240,000 and $32,000 for fiscal 2005, 2004 and 2003, respectively, in interest income and other, net.
      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Income tax benefit at U.S. statutory rate	$(2,099)	$(36,162)	$(29,785)
State and foreign income taxes	168	240	32
Valuation allowance	2,099	36,162	29,785

Provision for income taxes	$168	$240	$32

      Deferred income taxes reflect the net tax effects of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Federal operating loss carryforwards	$126,000	$139,000	$131,500
State operating loss carryforwards	7,000	9,000	6,500
Federal tax credit carryforwards	12,000	11,000	9,000
State tax credit carryforwards	9,000	8,000	7,000
Non-deductible reserves and capitalized expenses	65,000	59,000	28,000

	219,000	226,000	182,000
Less: Valuation allowance	(219,000)	(226,000)	(182,000)

Net deferred taxes	$—	$—	$—

      Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance decreased by $7.0 million in 2005, increased by $44.0 million in 2004 and $29.0 million in 2003.
      The federal operating loss and tax credit carryforwards listed above will expire between 2010 and 2025, if not utilized. The state operating loss and tax credit carryforwards will expire beginning in 2006, if not utilized. Utilization of the Company’s net operating loss and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and tax credits before being utilized.
      The Company incurred pre-tax income from foreign operations of $0.2 million, $0.04 million and $0.5 million in fiscals 2005, 2004 and 2003, respectively.

16.	Segment Information
      The Company has determined that, in accordance with FASB’s SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment as it operates and is evaluated by management on a

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
single segment basis; the development, licensing, marketing and sale of hardware and software technologies for the computing market.
      Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net revenue by major geographic area:

	Years Ended
	December 31,

	2005	2004	2003

Japan	67%	51%	44%
China/ Hong Kong	17%	32%	39%
Taiwan	6%	10%	13%
North America	5%	5%	4%
Other	5%	2%	*%
      Total revenue by types is presented as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Product revenue	$24,636	$18,776	$16,225
License revenue	19,628	9,000	1,090
Service revenue	28,467	1,668	—

Total revenue	$72,731	$29,444	$17,315

      Total revenue, which includes product license and service revenue, for each computing market, is presented as a percentage of total revenue in the following table:

	Years Ended
	December 31,

	2005	2004	2003

Product	34%	64%	94%
License	27%	30%	6%
Service	39%	6%	0%
      Long lived assets by geographical regions are presented as follows:

	Years Ended
	December 31,

	2005	2004

	(In thousands)
United States	$18,509	$25,908
Asia	105	119

Total	$18,614	$26,027

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following customers accounted for more than 10% of total revenue:

	Years Ended
	December 31,

	2005	2004	2003

Customer:
Sony Corporation	52%	*%	*%
Fujitsu America Inc.	16%	*%	16%
Hewlett Packard International Pte Inc.	15%	27%	14%
NEC Electronics Corp.	*%	33%	*%
Sharp Trading Corporation	*%	12%	20%
Uniquest Hong Kong**	*%	*%	21%

*	represents less than 10% of total revenue

**	Uniquest Hong Kong made these purchases acting as the distributor of our product for the Hewlett Packard Tablet PC program.

17.	Subsequent Events
      On February 6, 2006, Transmeta entered into a Mutual Termination Agreement, with Culture.com Technology Limited and Culturecom Holdings Limited. Under the terms of the Mutual Termination Agreement, the parties mutually agreed to terminate two related asset purchase and license agreements. Under those agreements, which the parties announced in May 2005, Transmeta would have sold its Crusoe product line to Culture.com Technology Limited and would have licensed Transmeta’s 130-nanometer Efficeon technology to Culture.com Technology Limited to make and sell Efficeon-based products in China. The companies mutually and amicably elected to terminate those agreements based upon their mutual concern that they could not satisfy all of the approval conditions necessary to close the agreements in a timely fashion. After several meetings with U.S. government officials, the companies mutually concluded that the necessary technology export control approvals could not be obtained for these two agreements within the timeframe necessary to satisfy Culturecom’s commercial requirements.
      On February 22, 2006, Transmeta entered into a LongRun2 Technology License Agreement with Toshiba Corporation, a Japanese corporation, granting Toshiba a nonexclusive license to use Transmeta’s advanced LongRun2 technologies for power management and transistor leakage control in Toshiba’s current and future generation semiconductor products.

TRANSMETA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results of Operations (Unaudited)
      The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2005 and fiscal 2004. Each quarter consists of 13 weeks, except for the quarter ended December 31, 2004, which consists of 14 weeks. For ease of presentation, the quarterly financial statements are shown as ending on calendar quarters. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(In thousands, except for per share data)
Revenue:
Product	$3,235	$7,927	$7,068	$6,406	$4,799	$3,297	$5,673	$5,007
License	—	9,628	10,000	—	6,000	3,000	—	—
Service	10,077	10,308	7,634	448	448	698	327	195

Total revenue	13,312	27,863	24,702	6,854	11,247	6,995	6,000	5,202

Cost of revenue:
Product	1,402	2,167	3,950	4,752	10,654	11,147	9,162	5,372
License	—	46	25	—	—	—	—	—
Service	5,660	6,017	4,152	161	189	197	102	242
Impairment charge on long-lived assets	—	—	—	—	1,943	—	—	—

Total cost of revenue	7,062	8,230	8,127	4,913	12,786	11,344	9,264	5,614

Gross profit (loss)	6,250	19,633	16,575	1,941	(1,539)	(4,349)	(3,264)	(412)

Operating expenses
Research and development	2,491	1,905	2,991	12,222	12,578	13,751	13,719	12,717
Selling, general and administrative	5,564	4,523	4,996	7,956	9,292	7,424	7,418	6,721
Restructuring charges	(875)	1,529	46	1,309	—	904	—	—
Amortization of patents and patent rights	1,713	1,711	1,711	1,711	2,233	2,233	2,347	2,404
Impairment charge on long-lived and other assets	—	—	—	—	2,544	—	—	—
Stock compensation	14	—	(14)	(34)	29	56	230	1,350

Total operating expenses	8907	9,668	9,730	23,164	26,676	24,368	23,714	23,192

Operating income (loss)	(2,657)	9,965	6,845	(21,223)	(28,215)	(28,717)	(26,978)	(23,604)
Interest income and other, net	609	305	93	246	150	188	243	246
Interest expense	(18)	(132)	(106)	(108)	(50)	(26)	(20)	(15)

Net income (loss)	$(2,066)	$10,138	$6,832	$(21,085)	$(28,115)	$(28,555)	$(26,755)	$(23,373)

Net income (loss) per share — basic and diluted	$(0.01)	$.0.05	$0.04	$(0.11)	$(0.15)	$(0.16)	$(0.15)	$(0.14)

Weighted average shares outstanding — basic	191,649	190,933	189,848	189,151	182,104	175,487	174,006	171,869

Weighted average shares outstanding — diluted	191,649	197,767	190,081	189,151	182,104	175,487	174,006	171,869

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On July 7, 2005, the Company filed a current report on Form 8-K, under Item 4.01 thereunder, to report the resignation of Ernst & Young LLP as the Company’s independent registered public accounting firm.
      On August 26, 2005, the Company filed a current report on Form 8-K, under Item 4.01 thereunder, to report that the Company’s Audit Committee of the Board of Directors had engaged Burr, Pilger & Mayer LLP as the Company’s independent registered public accounting firm.
      In connection with the change of accountants described above, there were no disagreements (as contemplated by under Item 304(a)(1)(iv) of Regulation S-K) with those accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      Based on this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.
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
      With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

      Burr, Pilger & Mayer LLP, our independent registered public accounting firm, has issued their audit report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005.
      (c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of
Transmeta Corporation
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Transmeta Corporation and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      In our opinion, management’s assessment that Transmeta Corporation and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Transmeta Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Transmeta Corporation and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 14, 2006

      (d) Changes in Internal Control Over Financial Reporting
      Regulations under the Securities Exchange Act require public companies to evaluate any change in internal control over financial reporting. During 2004 and as part of our work to perform an assessment of the effectiveness of internal control over financial reporting, we identified the material weaknesses at December 31, 2004, which are described below: A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified at December 31, 2004 were as follows:

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
      During 2005, we undertook actions in order to remediate each of the material weaknesses identified above. As a consequence of these actions, we have determined that we no longer have any of these material weakness in internal control over financial reporting as of December 31, 2005. The related material changes we made to internal controls included the following:

•	We improved our financial statement close process for preparing and compiling our financial statements for external reporting by enhancing our accounting staff, improving the functionality of our SAP accounting system, centralizing all account reconciliations and preparation of all journal entries, and assigning and organizing our accounting staff accordingly. We also enhanced our quarterly analysis of the fluctuations within our balance sheet and statement of operations accounts. We further improved the process over reviewing the inputs into our financial spreadsheets and the related review of our financial spreadsheet calculational integrity, and organized the financial spreadsheets to protect against unauthorized changes. We also implemented new approval controls over the review of financial statements for inclusion in periodic external financial reports.

•	We implemented a formal contract administration process and centralized our contract administration function within the finance and legal departments. This included performing an inventory of all contracts which were financial-bearing in nature. We strengthened the review and approval over sales-related and disbursement-related contracts by centralizing contract administration. Additionally, we identified categories by which to identify those contracts that are subject to our signature authority matrix and require the review and authorization by the finance and legal departments. We strengthened the process of reviewing existing and proposed contractual agreements in order to properly capture and record their effects on the financial statements and related disclosures. Finally, with respect to our licensing and more recent design and development services agreements, we implemented a process to obtain periodic confirmations from sales-related contracts to ensure that all contractual commitments had been met in accordance to our agreements, and to properly recognize our revenue and related costs in the proper accounting period.

•	We improved our inventory cost accounting processes by implementing control processes for determining excess and obsolescence and lower-of-cost-or-market inventory write-offs, enhancing our management review of cost accounting processes, establishing controls and enhancing the use of manual spreadsheets for inventory costing and related cost-of-sales variance calculations, and implementing controls for verification of inventory and components held by third parties. In light of our decision to modify our business model on March 31, 2005, we adjusted our inventory valuation policy to reflect that many of our microprocessor products were put on end-of-life status. We enhanced the sales and manufacturing control by establishing an internal product pricing committee, thereby establishing standard pricing guidelines for our products. We engaged experienced cost accounting personnel and implemented stringent review processes over all cost accounting activity to ensure that all revenue and related costs were properly accounted.

•	We improved our financial control environment by hiring or engaging on a contract basis qualified accounting and finance staff in order to augment the expertise of our finance department. In the second quarter of 2005, we hired a Vice President of Finance with twenty-eight years of financial management and public accounting experience, including relevant experience in internal audit and Sarbanes Oxley compliance. We also hired experienced accounting personnel to oversee our general ledger accounting, stock administration, and treasury functions. Additionally, we recently hired a financial planning analyst to further enhance our quarterly analysis of the fluctuations within our balance sheet and statement of operations accounts to further strengthen our controls over our financial close process. Throughout 2005, we have engaged seasoned, technically-proficient accounting consultants to support our financial close process and strengthen our financial reporting processes. We also engaged our independent financial control consultants to assist us in developing plans for infrastructure improvements and other steps to remediate deficiencies in our internal control over financial reporting.

•	We implemented new fixed asset management processes related to the monitoring and tracking of our fixed assets and physical verification of our fixed assets. As part of the new fixed asset management processes, we initiated a comprehensive physical inventory of our fixed assets at the outset of the fourth quarter of 2005. As part of this process improvement, we tagged and identified all of our capitalized assets. We also modified our fixed asset accounting module within our SAP accounting system to allow for input and tracking of physically affixed tag numbers. We further instituted new stricter procedures whereby all assets that are capitalized are tagged upon our receipt and new procedures were put into place to ensure that movements of existing fixed assets would be properly communicated between our facilities department and our finance department.

•	In our Quarterly Report on Form 10-Q for the period ended September 30, 2005, we reported that we no longer have the material weakness in internal control over financial reporting that management had identified in the segregation of duties in our accounts payable function. Specifically, we have remediated that material weakness by granting to our primary accounts payable administrator the appropriate systems access while ensuring that appropriate access was established for the back-up personnel for accounts payable. Additionally, we undertook several preventative and detective controls over the disbursements area, including strengthening the purchase requisition approval and related purchase order processes and management approval of payments. We developed monthly preventive and detective controls to ensure that all checks were properly issued and accounted for in the SAP accounting system.

      Other than as set out in this Item 9A, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      The information under the captions, “Proposal No. 1 — Election of Directors,” “Executive Officers” and “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” in our 2006 Proxy Statement is incorporated herein by reference.
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
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

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
      3. Exhibits
      The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference

Exhibit						File
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.01	Second Amended and Restated Certificate of Incorporation.	10-K		3.01	03/07/2001
3.02	Restated Bylaws.	S-1	333-44030
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware.	8-A		3.02	01/16/2002
4.01	Specimen common stock certificate.	S-1		4.01
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein.	S-1		4.02
4.03	Form of Piggyback Registration Rights Agreement.	S-1		4.03
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A		4.01	01/16/2002
10.01	Form of Indemnity Agreement.**	S-1		10.01
10.02	1995 Equity Incentive Plan.**	S-1		10.02
10.03	1997 Equity Incentive Plan.**	S-1		10.03
10.04	2000 Equity Incentive Plan.**	S-8		4.06	01/18/2002
10.05	2000 Employee Stock Purchase Plan.**	S-8		4.08	05/28/2002
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.08
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.09

		Incorporated by Reference

Exhibit						File
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.10
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.11
10.10	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.17
10.11	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10-18
10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**	10-K		10-18
10.13	Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation.	10-K		10-15
10.14	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002.**	10-Q		10-22
10.15	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.+	10-K/A		10.17	04/29/2005
10.16	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+	10-K/A		10.18	04/29/2005
10.17	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.*+	10-K/A		10.19	04/29/2005
10.18	Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation.+	10-Q		10-20	05/25/2005
10.19	Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry.**	10-Q		10.21	05/25/2005
10.20	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.+	10-Q		10.22	08/15/2005
10.21	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.+	10-Q		10.23	08/15/2005
10.22	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.+	10-Q		10.24	08/15/2005
10.23	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.+	10-Q		10.25	08/15/2005
10.24	Non-employee Director Compensation Plan.	8-K			06/14/2005
10.25	Termination of Asset Purchase and License Agreements, dated February 6, 2006, by and between Transmeta Corporation and Culture.com Technology Limited.	8-K			02/09/2006
21.01	Subsidiaries.	S-1		21.01
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.					X
23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. See signature page.					X
31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a).					X

Incorporated by Reference

Exhibit						File
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a).					X
32.01	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.
      (b) Exhibits
      See Item 15(a)(3) above.
      (c) Financial Statement Schedules
      See Item 15(a) (2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ MARK R. KENT

Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
Dated: March 16, 2006
POWER OF ATTORNEY
      By signing this Form 10-K below, I hereby appoint each of Arthur L. Swift and Mark R. Kent, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR L. SWIFT [Principal Executive Officer] Arthur L. Swift	Chief Executive Officer	March 16, 2006

/s/ MARK R. KENT [Principal Financial Officer and Duly Authorized Officer] Mark R. Kent	Chief Financial Officer	March 16, 2006

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	March 16, 2006

/s/ R. HUGH BARNES R. Hugh Barnes	Director	March 16, 2006

/s/ LESTER M. CRUDELE Lester M. Crudele	Director	March 16, 2006

/s/ ROBERT V. DICKINSON Robert V. Dickinson	Director	March 16, 2006

Signature	Title	Date

/s/ DAVID R. DITZEL David R. Ditzel	Director	March 16, 2006

/s/ WILLIAM P. TAI William P. Tai	Director	March 16, 2006

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 16, 2006

/s/ RICK TIMMINS Rick Timmins	Director	March 16, 2006

EXHIBIT INDEX

		Incorporated by Reference

Exhibit						File
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

3.01	Second Amended and Restated Certificate of Incorporation.	10-K		3.01	03/07/2001
3.02	Restated Bylaws.	S-1	333-44030
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware.	8-A		3.02	01/16/2002
4.01	Specimen common stock certificate.	S-1		4.01
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein.	S-1		4.02
4.03	Form of Piggyback Registration Rights Agreement.	S-1		4.03
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A		4.01	01/16/2002
10.01	Form of Indemnity Agreement.**	S-1		10.01
10.02	1995 Equity Incentive Plan.**	S-1		10.02
10.03	1997 Equity Incentive Plan.**	S-1		10.03
10.04	2000 Equity Incentive Plan.**	S-8		4.06	01/18/2002
10.05	2000 Employee Stock Purchase Plan.**	S-8		4.08	05/28/2002
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.08
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.09
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.10
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.11
10.10	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.17
10.11	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10-18
10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**	10-K		10-18

		Incorporated by Reference

Exhibit						File
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

10.13	Authorized Exclusive Distributor Agreement, dated September 12, 2000, between Transmeta and Siltrontech Electronics Corporation.	10-K		10-15
10.14	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002.**	10-Q		10-22
10.15	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.+	10-K/A		10.17	04/29/2005
10.16	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+	10-K/A		10.18	04/29/2005
10.17	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.*+	10-K/A		10.19	04/29/2005
10.18	Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation.+	10-Q		10-20	05/25/2005
10.19	Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry.**	10-Q		10.21	05/25/2005
10.20	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.+	10-Q		10.22	08/15/2005
10.21	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.+	10-Q		10.23	08/15/2005
10.22	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.+	10-Q		10.24	08/15/2005
10.23	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.+	10-Q		10.25	08/15/2005
10.24	Non-employee Director Compensation Plan.	8-K			06/14/2005
10.25	Termination of Asset Purchase and License Agreements, dated February 6, 2006, by and between Transmeta Corporation and Culture.com Technology Limited.	8-K			02/09/2006
21.01	Subsidiaries.	S-1		21.01
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.					X
23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. See signature page.					X
31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a).					X
31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a).					X
32.01	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.