Form 10-Q
period 2006-03-31
TRANSMETA CORP
filed 2006-05-10
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 195,545,537 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on April 28, 2006.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,522	$27,659
Short-term investments	29,859	28,811
Accounts receivable	216	1,686
Inventories	177	265
Prepaid expenses and other current assets	2,241	2,279

Total current assets	60,015	60,700
Property and equipment, net	1,436	1,623
Patents and patent rights, net	14,369	16,080
Other assets	920	911

Total assets	$76,740	$79,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$733	$1,521
Accrued compensation and related compensation liabilities	2,951	3,279
Deferred income, net	5,847	5,937
Other accrued liabilities	1,992	2,109
Advances from customers	3,586	7,260
Current portion of accrued restructuring costs	1,792	1,803

Total current liabilities	16,901	21,909
Long-term accrued restructuring costs, net of current portion	2,054	2,453

Total liabilities	18,955	24,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued and outstanding	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 195,285,839 and 191,710,620, respectively	717,562	713,129
Treasury stock shares — 796,875 and 796,875, respectively	(2,439)	(2,439)
Accumulated other comprehensive loss	(148)	(195)
Accumulated deficit	(657,190)	(655,543)

Total stockholders’ equity	57,785	54,952

Total liabilities and stockholders’ equity	$76,740	$79,314

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenue:
Product	$589	$6,406
License	—	—
Service	18,920	448

Total revenue	19,509	6,854

Cost of revenue:
Product (2)	162	4,752
License	—	—
Service (2)	10,881	161

Total cost of revenue	11,043	4,913

Gross profit	8,466	1,941
Operating expenses:
Research and development (1) (2)	3,252	12,222
Selling, general and administrative (2)	5,544	7,956
Restructuring charges, net	74	1,309
Amortization of patents and patent rights	1,711	1,711
Stock compensation	—	(34)

Total operating expenses	10,581	23,164

Operating loss	(2,115)	(21,223)
Interest income and other, net	503	246
Interest expense	(35)	(108)

Net loss	$(1,647)	$(21,085)

Net loss per share — basic and diluted	$(0.01)	$(0.11)

Weighted average shares outstanding — basic and diluted	193,365	189,151

(1)	Excludes $0 and $(34) in variable stock compensation for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes stock based compensation charges as follows:

Cost of product revenue	$4	$—
Cost of service revenue	601	—
Research and development	258	—
Selling, general and administrative	454	—

Total stock-based compensation	$1,317	$—

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,647)	$(21,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,317	(34)
Depreciation	301	331
Amortization of patents and patent rights	1,711	1,711
Non cash restructuring charges	74	1,309
Changes in operating assets and liabilities:
Accounts receivable	1,470	(2,317)
Inventories	97	2,230
Prepaid expenses and other current assets	124	284
Other assets	(9)	—
Accounts payable and accrued liabilities	(1,233)	4,749
Deferred income	(86)	—
Advances from customers	(3,674)	—
Accrued restructuring charges	(484)	(433)

Net cash used in operating activities	(2,039)	(13,255)

Cash flows from investing activities:
Purchase of available-for-sale investments	(4,000)	(5,000)
Proceeds from sale or maturity of available-for-sale investments	2,999	13,558
Purchase of property and equipment	(114)	(78)

Net cash provided by (used in) investing activities	(1,115)	8,480

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	3,017	1,847
Repayment of debt and capital lease obligations	—	(87)

Net cash provided by financing activities	3,017	1,760

Change in cash and cash equivalents	(137)	(3,015)
Cash and cash equivalents at beginning of period	27,659	17,273

Cash and cash equivalents at end of period	$27,522	$14,258

(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, the Company first became known for designing, developing and selling its highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. In 2003, the Company began diversifying its business model to establish a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies. In 2005, the Company further modified its business model to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies, as well as to provide microprocessor design and engineering services to other companies. Under the Company’s modified business model, the Company has three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.

3. Balance Sheet Details

	March 31,	December 31,
	2006	2005
Inventories
Raw materials	$—	$—
Work in progress	—	—
Finished goods	177	265

Total	$177	$265

Property and equipment, net
Leasehold improvements	$2,419	$2,410
Computer equipment	6,016	5,911
Furniture and fixtures	1,635	1,635
Computer software	1,825	1,825

Less accumulated depreciation and amortization	11,895	11,781
Total	(10,459)	(10,158)

	$1,436	$1,623

Other accrued liabilities
Accrued audit	$414	$885
Deferred rent	345	408
Other	1,233	816

Total	$1,992	$2,109

4. Short-Term Investments
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
     All short-term investments as of March 31, 2006 and December 31, 2005, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	cost	Gains	Losses	Fair Value
As of March 31, 2006
Federal agency discount notes	$24,000	$—	$141	$23,859
Commercial paper	6,000	—	—	6,000

Total	$30,000	$—	$141	$29,859

As of December 31, 2005
Federal agency discount notes	$25,000	$—	$189	$24,811
Commercial paper	4,000	—	—	4,000

Total	$29,000	$—	$189	$28,811

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Aggregate
	Cost	Fair Value
	(In thousands)
As of March 31, 2006:
Amounts maturing within one year	$21,000	$20,924
Amounts maturing after one year, within five years	9,000	8,935

Total	$30,000	$29,859

     The Company had a restricted cash balance of $110,000 at March 31, 2006 and December 31, 2005 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the quarters ended March 31, 2006 and 2005, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of March 31, 2006 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2006 (in thousands):

	In Loss Position		In Loss Position
	< 12 Months		> 12 Months		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Short-term investments:
Federal agency discount notes	$14,925	$(75)	$8,935	$(66)	$23,859	$(141)
Commercial paper	—	—	—	—	6,000	—

Total in loss position	$14,925	$(75)	$8,935	$(66)	$29,859	$(141)

5. Commitments and Contingencies
   Purchase Obligations
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at March 31, 2006 were $3.3 million which are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.
   Operating Leases
     Transmeta leases its facilities and certain equipment under non cancelable operating leases expiring through 2008.
     At March 31, 2006, future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
Years ending December 31, 2006 (remaining nine months)	$3,492
2007	4,711
2008	2,401
2009	20
Income from subleases	(642)

Total minimum operating lease payments	$9,982

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

6. Net Comprehensive Loss
     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three month periods ended March 31, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net loss	$(1,647)	$(21,085)
Net change in unrealized gain (loss) on investments	48	(106)
Net change in foreign currency translation adjustments	(1)	(11)

Net comprehensive loss	$(1,600)	$(21,202)

     The components of accumulated other comprehensive loss, net of taxes as of March 31, 2006 and December 31, 2005, respectively, is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Net unrealized loss on investments	$(141)	$(189)
Cumulative foreign currency translation adjustments	(7)	(6)

Accumulated other comprehensive loss	$(148)	$(195)

7. Stock Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the Black-Scholes option-pricing model (“Black-Scholes model”), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.3 million, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $1.0 million and $0.3 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. See Note 7 for additional information.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equalled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted following December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS 123(R), the Company uses the Black-Scholes model for share-based awards granted beginning in fiscal 2006 which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 7. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the three months ended March 31, 2005 for options granted to employees with an market value greater than the exercise price of the underlying common stock on the date of grant.
     The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three Months
Ended
March 31, 2005
Net loss as reported	$(21,085)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	(34)
Less: Pro forma stock compensation expense computed under the fair value method for all awards, net of related tax effects	(2,938)

Pro forma net loss	$(24,057)

Basic and diluted net loss per share, as reported	$(0.11)

Pro forma basic and diluted net loss per share	$(0.13)

Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months
Ended
March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$1,012
Employee stock purchase plan	318
Amounts capitalized as inventory	(9)
Amounts capitalized as deferred costs	(4)

Total stock-based compensation	1,317
Tax effect on stock-based compensation	—

Net effect on net loss	$1,317

     In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% for its options. Accordingly, as of March 31, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $0.9 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $7.8 million after estimated forfeitures and will be recognized over a weighted period of 3.6 years. Approximately $9,000 and $4,000 of stock-based compensation was capitalized as inventory and deferred costs at March 31, 2006, respectively.
Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock plans were $3.0 million and $1.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three months ended March 31, 2006 and March 31, 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,
Equity Incentive Plans	2006	2005
Risk-free interest rate	4.6%	3.6%
Expected life of option	3 to 4 years	3.4 years
Expected dividend yield	0	0
Volatility	100%	99%

	Three Months Ended March 31,
Employee Stock Purchase Plan	2006	2005
Risk-free interest rate	4.7%	2.9%
Expected life of option	0.5 years	0.5 years
Expected dividend yield	0	0
Volatility	100%	99%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of four of the Company’s competitors, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.
     The weighted-average fair value of the options granted under the stock option plans was $0.88 and $0.93 per share for the three months ended March 31, 2006 and 2005, respectively.
Equity Incentive Plans
     The Equity Incentive Plans authorize the award of options, restricted stock and stock bonuses and provides for the grant of both incentive stock options (“ISO’s”) that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. Under the Company’s Equity Incentive Plans, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.
     The Company initially reserved 7,000,000 shares of common stock under the plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information:

			Weighted
	Shares		Average	Weighted Average	Weighted Average	Aggregate
	Available for	Number of	Exercise	Grant Date	Remaining	Intrinsic
	Grant	Shares	Price	Fair Value	Contractual Term	Value
Balance at December 31, 2005	16,847,775	39,124,784	$1.90
Additional shares reserved	9,585,531	—
Options granted	(435,000)	435,000	$1.24	$0.88
Options exercised	—	(1,818,564)	$0.98
Options canceled	792,228	(792,228)	$1.62

Balance at March 31, 2006	26,790,534	36,948,992	$1.95		7.5 years	$2,703

Shares Exercisable at:
March 31, 2006		22,658,652	$2.59		6.7 years	$9,202
     There were no options expired during the three months ended March 31, 2006.

     The exercise prices for options outstanding and exercisable as of March 31, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price
As of March 31, 2006:
$0.19-$0.71	823,168	6.2	$0.66	388,168	$0.63
$0.72-$0.75	10,874,622	9.1	$0.75	2,402,005	$0.75
$0.77-$1.15	4,387,750	7.6	$0.97	2,782,475	$1.00
$1.19-$1.23	3,739,726	8.6	$1.21	1,999,066	$1.21
$1.24-$1.57	3,975,947	7.8	$1.49	2,209,908	$1.52
$1.60-$2.38	4,916,879	7.1	$2.21	4,670,610	$2.23
$2.40-$3.11	4,073,278	5.8	$2.70	4,058,173	$2.70
$3.15-$9.50	3,988,951	4.8	$6.13	3,979,576	$6.14
$11.17-$13.62	150,671	5.1	$12.72	150,671	$12.72
$14.49-$14.49	18,000	5.2	$14.49	18,000	$14.49

Total	36,948,992	7.5	$1.95	22,658,652	$2.59

   2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. The compensation cost in connection with the Purchase Plan for the three months ended March 31, 2006 was $318,000. There were 1,797,583 shares purchased under the Employee Stock Purchase Plan during the three months ended March 31, 2006. As of March 31, 2006, 14,767,125 shares had been issued under the Purchase Plan.
8. Geographic and Customer Concentration Information
     The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,		March 31,
	2006		2005
Sony Corporation	50%		* %
Microsoft Corporation	47%		* %
Hewlett-Packard	*	%	28%
Siltrontech	*	%	15%
Fujitsu	*	%	15%
All American	*	%	13%

*	represents less than 10% of total revenue

     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at March 31, 2006 and December 31, 2005:

	March 31,		December 31,
	2006		2005
Microsoft Corporation	63%		12%
All American	18%		12%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
ASEM S.p.A.	*	%	11%
Sony Corporation	*	%	11%

*	represents less than 10% of net accounts receivable

9. Net Loss per Share
     Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended March 31, 2006 and 2005, diluted net loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 37,314,024 and 36,846,902 for the three months ended March 31, 2006 and 2005, respectively. The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands, except for per share amounts)
Basic and diluted:
Net loss, as reported	$(1,647)	$(21,085)

Shares used to compute basic net loss per share	193,365	189,151
Effect of dilutive securities:
Common stock equivalents	—	—

Shares used to compute diluted net loss per share	193,365	189,151

Basic and diluted net loss per share	$(0.01)	$(0.11)

10. Advances from Customers
     As of March 31, 2006, the Company received $3.6 million of cash advances from one customer for design and engineering services. These cash advances will be applied against future revenues to this customer at the time the revenues are recognized.
11. Deferred Income
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

	March 31,	December 31,
	2006	2005
Deferred revenue:
Product	$715	$619
License	5,000	—
Service	575	8,934

Total	6,290	9,553

Deferred costs:
Product	60	54
License	—	—
Service	383	3,562

Total	443	3,616

Deferred income	$5,847	$5,937

12. Restructuring Charges
     During the three months ended March 31, 2006 and 2005, the Company recorded $74,000 and $1.3 million of restructuring charges, respectively. The additional restructuring charges in the first three months of fiscal 2006 were related to facilities charges resulted from revisions to our estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the first three months of 2005 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.
     Accrued restructuring charges consist of the following at March 31, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	$3,846	$—	$3,846

13. Related Party Transactions
     Sales to Investee
     The Company entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized service revenue of zero and $198,000 for the three months ended March 31, 2006 and 2005, respectively. The investments in CL2 were valued at zero in the accompanying Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively.
   Indemnification Agreements
     The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.
14. Asset Purchase and License Agreements
     On May 26, 2005, the Company agreed to sell its Crusoe product line and license its 130-nanometer Efficeon technology to Culture.com Technology Limited (Culturecom), a Hong Kong based technology company, and entered definitive asset purchase and license agreements with Culturecom, subject to the achievement of certain closing conditions by the parties. The agreements between the Company and Culturecom contemplated that the Company would receive both up-front payments of $15.0 million, which amount was held in a third-party escrow pending close of the transaction, and payments of royalties on future sales of Crusoe and licensed 130-nanometer Efficeon products.
     Effective February 6, 2006, the Company entered into a Mutual Termination Agreement with Culturecom that the parties mutually agreed to terminate two related asset purchase and license agreements. The companies mutually and amicably elected to terminate those agreements based upon their mutual concern that they could not satisfy all of the approval conditions necessary to close the agreements in a timely fashion. After several meetings with U.S. government officials, the companies mutually concluded that the necessary technology export control approvals could not be obtained for these two agreements within the timeframe necessary to satisfy Culturecom’s commercial requirements.
15. Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143“, Accounting for Asset Retirement Obligations”. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The adoption of the interpretation did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward-Looking Statements
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.
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
Overview
     Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. In 2005, we further modified our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies, as well as to provide microprocessor design and engineering services to other companies. Under our modified business model, we have three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
     During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. Each of those two strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the other. Those two strategic alliances remain integral to our business planning in 2006, and have developed as follows:
•	On March 31, 2005, we entered into a design and engineering services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our prior project agreements expired by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. In April 2006, we entered into a series of new project agreements for us to continue to provide design and engineering services to the Sony Group during the second year of the two-year design and engineering services agreement. The new project agreements provide for us to perform a variety of design and engineering services for the Sony Group over project periods ranging from three months to one year, ending March 31, 2007. Under the new project agreements, we initially will provide the services of more than 100 engineers in the second quarter of fiscal 2006 to work on advanced projects for the Sony Group. We and the Sony Group are currently discussing additional potential engineering projects for us to perform for the Sony Group under the design and engineering services agreement, but we cannot assure you that the parties will enter into any additional project agreements. In light of both the reduction in the Sony Group’s requirements for our engineering services as reflected in the current project agreements and our current expectations regarding further decisions by the Sony Group about prospective new engineering service engagements in 2006, we now anticipate reduced demand by the Sony Group for our engineering services in fiscal 2006.

•	On May 12, 2005, we entered into a series of related definitive engineering and development services agreements with Microsoft Corporation. We have substantially completed the services to be provided under these engineering and development services agreements. We generally have deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for such completed deliverables. However, since we have substantially completed the project, we have elected to segment our fixed fee revenue and related costs into a recognized portion (for the amount accepted by the customer) and a deferred portion (for the remaining amount). Accordingly, in the three months ended March 31, 2006, we recognized $9.1 million and $4.6 million of fixed fee revenue and the related fixed fee development costs of services, respectively. Furthermore, at March 31, 2006, the deferred portion of the fixed fee revenue and related fixed fee development costs of services were $0.6 million and $0.4 million, respectively. We currently are in negotiations with Microsoft regarding the provision of additional engineering and development services, and, although we expect to continue to provide such services to Microsoft in 2006, we do not necessarily expect that we will continue to supply engineering and development services at the same level as we provided in 2005.
     Our engineering services business under our respective agreements with the Sony Group and Microsoft resulted in significant positive margin and cash flow contributions to our operations in the first quarter of fiscal 2006, consistent with our modified business model. We expect that our design and engineering services activities relating to our strategic alliance with Sony will continue to contribute significantly to our gross margin and cash flow in the remainder of fiscal 2006.
     In February 2006, we entered into and announced an agreement granting a license for our LongRun2 advanced power management technologies to Toshiba Corporation. That licensing agreement includes deliverable-based technology transfer fees, maintenance and technical support service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future.
     Under our modified business model, we expect to generate revenue from sales of our 90 nanometer Efficeon product in connection with some of the third-party systems or platforms for which we also provide or have provided design and development services. Because we have improved our production costs for such products, we anticipate positive gross margin on those sales.
     In the three months ended March 31, 2006, we incurred a net loss of $1.6 million and negative cash flows from operations of $2.0 million. This compares to the three months ended March 31, 2005 in which we incurred a net loss of $21.1 million and negative cash flows from operations of $13.3 million. While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during the last three quarters of fiscal 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
     Our cash and cash equivalents and short-term investment balances were $57.4 million at March 31, 2006, as compared to $56.5 million at December 31, 2005. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures, at least through March 31, 2007, notwithstanding our anticipated net losses and negative net cash flows described in the preceding paragraph. Our current business model permits us to manage our resources as appropriate to meet opportunities in all our lines of businesses, including the current and expected demand for our engineering services. Accordingly, in the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least through March 31, 2007.
Critical Accounting Policies
     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to our annual report on Form 10-K, as amended, for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. There have been no changes in our critical accounting policies and estimates since December 31, 2005, except as set out below.
Accounting for Stock-Based Compensation
     Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Company uses Black-Scholes in determining the fair value of its stock options at the date of grant. Black-Scholes requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Product	3%	93%
License	0%	0%
Service	97%	7%

Total	100%	100%

Costs of product	1%	69%
Costs of license	0%	0%
Costs of service	56%	3%

Total cost of revenue	57%	72%

Gross profit	43%	28%

Operating expenses:
Research and development	17%	178%
Selling, general and administrative	28%	116%
Restructuring charges	0%	19%
Amortization of patents and patent rights	9%	25%
Stock compensation	0%	0%

Total operating expenses	54%	338%

Operating loss	(11%)	(310%)
Interest income and other, net	3%	4%
Interest expense	0%	(2%)

Net loss	(8%)	(308%)

     Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Product	$589	$6,406
License	—	—
Service	18,920	448

Total revenue	$19,509	$6,854

     Revenues are generated from three types of activities: Product, License and Service. Product revenues consist of sales of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees.

     Product Revenues. In both 2006 and 2005, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue in the three months ended March 31, 2006 decreased by $5.8 million over the three months ended March 31, 2005. The decrease was due to the announced end of life of all Crusoe and 130 nanometer Efficeon products and an unexpected increase in demand in fiscal 2005 from customers who received notice of our intention to discontinue certain products.
     We currently have approximately $0.2 million of product orders, the majority of which we expect to ship during the second quarter of the fiscal year 2006. Given the announced end of life of all Crusoe and 130 nanometer Efficeon products, the sales of these products will continue to decline significantly in fiscal 2006. We further expect to continue support our 90 nanometer Efficeon products for the foreseeable future. While we expect product revenues to decline significantly by the end of this fiscal year, we believe that we can manage our production costs, and potentially achieve acceptable gross margins in a more focused product business in the future.
     License Revenue. No license revenue was recognized during the three months ended March 31, 2006 and 2005, respectively. However, we are continuing to develop and market our LongRun2 advanced power management technology and we expect future license revenues.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues in the three months ended March 31, 2006 increased by $18.5 million over the three months ended March 31, 2005. This increase in service revenue was attributable to our microprocessor design services beginning in the second quarter of 2005, and revenues from a fixed fee development contract recognized in the current quarter. We expect to derive significant portion of our revenue by providing engineering services during the remainder of 2006. As part of our modified business model announced March 31, 2005, we expect to continue to deploy the majority of our engineering headcount in design and development services arrangements.
     Deferred income related to services was $0.6 million at March 31, 2006. The majority of this deferred income is related to a series of related fixed fee, technical milestone based development services agreements. We expect to continue these projects until such time as we complete the contract requirements and recognize the related revenues and costs.
Services Revenue

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Time & Materials Based Contracts	$9,829	$198
Fixed Fee Development Service	9,091	—
Maintenance & Technical Support Services for License	—	250

Total Services Revenue	$18,920	$448

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
     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company generally has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, the Company has elected to segment its fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the three months ended March 31, 2006, the Company recognized $9.1 million and $4.6 million of fixed fee revenue and the related fixed fee development costs of services, respectively. Furthermore, at March 31, 2006, the deferred portion of the fixed fee revenue and related fixed fee development costs of services were $0.6 million and $0.4 million, respectively
     Time and Materials Based Design Service Revenue. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced third-party technical projects. We recognize the service revenue and related direct cost of service, the latter consisting primarily of assigned staff compensation related costs using the time and materials method, as work is performed. As noted above, in prior periods, we recorded the relatively immaterial time and materials based service revenue under the “License and Service Revenue” caption.
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,		March 31,
	2006		2005
Sony Corporation	50%		* %
Microsoft Corporation	47%		* %
Hewlett-Packard	*	%	28%
Siltrontech	*	%	15%
Fujitsu	*	%	15%
All American	*	%	13%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at March 31, 2006 and December 31, 2005:

	March 31,		December 31,
	2006		2005
Microsoft Corporation	63%		12%
All American	18%		12%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
ASEM S.p.A.	*	%	11%
Sony Corporation	*	%	11%

*	represents less than 10% of net accounts receivable
Costs of Revenues
     Cost of revenues consists of cost of product revenue, cost of license revenue and cost of service revenue.
Products:
     Our cost of product revenue is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Product revenue	100%	100%
Cost of product revenue	28%	74%

Product gross margin	72%	26%

     The significant decreases in our cost of product revenue in the three months of 2006 versus the corresponding period of 2005 were primarily attributed to a benefit derived from sale of previously written-down inventory during the first three months of 2006 from customers and lower manufacturing costs.
     Product gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.

Licenses:

Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Cost of License	$—	$—

     The cost of license revenue in future periods represent an allocation of compensation cost of engineering support from the LongRun2 group dedicated to completing the transfer of the licensing technology.
Services:
     The cost of services revenue is comprised of three sub-types: (i) Maintenance and Technical Support Services pursuant to the delivery of LongRun2 licenses; (ii) Fixed Fee Development Services; and (iii) Time and Materials Based Design Services.
     Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The increase in costs of service revenue resulted primarily from costs associated with design and engineering design revenues beginning in the second quarter of 2005 from a new design services agreement and a recognition of costs of a previously deferred fixed-fee development contract. Service revenue and the related costs are summarized for the three months ended March 31, 2006 and 2005 in the table below:
Costs of Services Revenue

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Time & Materials Based Contract	$6,220	$161
Fixed Fee Development Service	4,661	—
License Related Maintenance and Support Services	—	—

Total Cost of Services	$10,881	$161

Research and Development

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Research and development expenses	$3,252	$12,222

Amount classified to costs of service and deferred costs (1)	$6,196	$—

(1)	In fiscal 2006, we classified costs directly attributable to the design and development services agreements to costs of service revenues. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities.
     Research and development expenses in the three months ended March 31, 2006 decreased by $9.0 million over the comparable period in fiscal 2005. Apart from the classification discussed above, R&D expenses declined primarily as a result of lower headcount associated with attrition during the first quarter of 2005, and workforce reduction of manufacturing related R&D personnel as part of the March 31, 2005 restructuring plan. In addition to lower R&D expenses associated with personnel, we reduced our non-recurring engineering charges by $0.3 million in the three months ended March 31, 2006 by discontinuing certain of our products, and by continuing to manufacture select models of our 90 nanometer Efficeon processor in connection with some of the third-party systems or platforms for which we also provide or have provided design and development services.
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
Selling, General and Administrative

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Selling, general and administrative expenses	$5,544	$7,956

     Selling, general and administrative expenses for the three months ended March 31, 2006 decreased by $2.4 million, compared to the corresponding period of fiscal 2005. The decrease in selling, general and administrative expenses were partially offset by additional headcount and accounting costs as the Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002. We anticipate that selling, general and administrative expenses will remain at current levels during future periods.
Restructuring Charges, net
     During the three months ended March 31, 2006 and 2005, the Company recorded $74,000 and $1.3 million of restructuring charges, respectively. The additional restructuring charges in the first three months of fiscal 2006 were related to facilities charges resulted from revisions to out estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the first three months of 2005 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.
Amortization of Patents and Patent Rights
     Amortization of patents and patent rights were $1.7 million for the three months ended March 31, 2006 and 2005. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
Stock Compensation

	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005
Stock compensation expense	$1,317	$(34)

     Stock compensation expense recorded in cost of revenues, research and development, selling, general administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on January 1, 2006 (see Note 7). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three months ended March 31, 2006, we accounted for stock compensation under SFAS No. 123(R) while for the three months ended March 31, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the first quarter of 2005, under APB 25, we recorded negative $34,000 of variable compensation expense based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Under SFAS No. 123 (R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended March 31, 2006 was not comparable to the prior-year period.
Interest Income and Other, Net
     Interest income and other, net was $0.5 million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively. The increase in interest income resulted primarily from higher yield on higher cash balances.
Interest Expense
     Interest expense was $35,000 and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. This decrease was primarily the result of lower average debt balances due to a debt arrangement to a development partner paid off during fiscal 2005.

Liquidity and Capital Resources
     Except for the second, third and fourth quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the first quarter of 2006, we incurred a cumulative loss aggregating $657.2 million, which included net losses of $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $57.8 million at March 31, 2006.
     The following comparison table summarizes our usage of cash and cash equivalents for the three months ended March 31, 2006 and 2005:

	Three months Ended
	March 31,	March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(2,039)	$(13,255)
Net cash provided by (used in) investing activities	(1,115)	8,480
Net cash provided by financing activities	3,017	1,760

Decrease in cash and cash equivalents	$(137)	$(3,015)

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least March 31, 2007. Our current business model permits us to manage our resources as appropriate to meet opportunities in all our lines of businesses, including the current and expected demand for our engineering services. Accordingly, in the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least March 31, 2007.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least March 31, 2007 under our modified business model, it is also possible that we may seek to raise significant additional funds through public or private equity or debt financing in order to continue operations at current levels. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.
     While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during the last three quarters of fiscal 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
     Net cash used in operating activities was $2.0 million for the three months ended March 31, 2006, compared to $13.3 million for the corresponding period in fiscal 2005. Net cash used in operating activities during the first three months of fiscal 2006 resulted from a net loss of $1.6 million and decreases in advances from customers of $3.7 million, accounts payable and accrued liabilities of $1.1 million, accrued restructuring charges of $0.5 million, and deferred income of $0.2 million, partially offset by a decrease in accounts receivables of $1.5 million, non-cash charges of stock compensation of $1.3 million, amortization of patents and patent rights of $1.7 million and depreciation of $0.3 million.
     Net cash used by operations of $13.3 million during the first three months of fiscal 2005 was primarily the result of a net loss of $21.1 million, an increase in accounts receivable of $2.3 million, partially offset by an increase in accounts payable and other accrued liabilities of $4.7 million, a decrease in inventory of $2.2 million, non-cash charges related to amortization of patents and patent rights of $1.7 million and non-cash restructuring charges of $1.3 million.
     Net cash used in investing activities was $1.1 million for the three months ended March 31, 2006, compared to net cash provided by investing activities of $8.5 million for the corresponding period in fiscal 2005. This change was primarily due to $1.0 million in net purchases of available-for-sale investments and $0.1 million in purchases of property, plant and equipment in the first three months of fiscal 2006, compared to $8.6 million in net sales of available-for-sale investments for the same period last year.
     Net cash provided by financing activities, consisting primarily of net proceeds from sales of common stock under our employee stock purchase and incentive stock options plans, was $3.0 million for the three months ended March 31, 2006, compared to $1.8 million for the corresponding period in fiscal 2005.

     At March 31, 2006, we had $57.4 million in cash, cash equivalents and short-term investments. This compares to March 31, 2005 of $42.0 million in cash, cash equivalents and short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008.
Restructuring
     During the first quarter of fiscal 2006, we adjusted our accrued restructuring costs as a result of an update to certain underlying assumptions. We had previously anticipated subleasing our vacant facilities in future periods. In view of market conditions, this assumption had been revised such that we no longer assume that we will be able to sublease our previously vacated space that remained unused as of December 31, 2005. As a result of this update in assumptions, we adjusted the accrued restructuring costs and recorded a charge of $0.1 million in restructuring charges. We may need to adjust our restructuring accruals in the future as circumstances change and as we make our quarterly reassessment.
     Accrued restructuring charges consist of the following at March 31, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	$3,846	$—	$3,846

Contractual Obligations
     At March 31, 2006, we had the following contractual obligations:

	Payments Due by Period
		Remainder	2007 to	After
Contractual Obligations	Total	of 2006	2009	2009
		(In thousands)
Operating Leases(1)	$10,624	$3,492	$7,128	$4
Unconditional Purchase Obligations(2)	3,319	3,319	—	—

Total	$13,943	$6,811	$7,128	$4

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
   Off-Balance Sheet Arrangements
     As of March 31, 2006, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The adoption of the interpretation did not have a material impact on the Company’s financial position, results of operations, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of March 31, 2006, we had cash equivalents and available-for-sale investments of $57.4 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at March 31, 2006.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Beginning during our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products have declined significantly since the end of the third fiscal quarter of 2005. Further, while we have improved our financial results and financial position beginning during our second quarter of fiscal 2005, we reported net losses during fiscal 2005 and the first quarter of fiscal 2006 and expect to report net losses and negative net cash flows during the remainder of fiscal 2006. Since our inception, we have incurred a cumulative loss aggregating $657.2 million, which includes net losses of $1.6 million during the first three months of fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $57.8 million at March 31, 2006.
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
     Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We have recently lost some of our executive management. Andre Kowalczyk, our Vice President of VLSI Engineering since January 2004, retired and left Transmeta in April 2006. Takashi Murayama, a Vice President of Transmeta since August 2002, resigned his office in April 2006, and we expect and have announced that Mark R. Kent, our Chief Financial Officer since September 2004, will resign his office in May 2006. Others have joined us in key management roles only recently. In March 2005, Arthur Swift, formerly our Senior Vice President of Marketing, became our President and Chief Executive Officer. In February 2006, Patrick V. Boudreau joined us as Senior Vice President of Human Resources. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least March 31, 2007, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second, third and fourth quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
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
     We have not yet earned or received any royalties under any of our LongRun2 licensees. All four of our LongRun2 licenses include provisions for royalty payments from our licensees, but we may not receive royalties from our LongRun2 licensees unless our licensees incorporate our technology into their manufacturing and products, bring their products to market, and successfully sell their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:
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
     While we have already generated current and deferred revenue from delivering engineering services to third parties under contract, we entered that line of business only recently and have only limited experience as a provider of contract engineering services. Our current engineering services business is substantially limited to two agreements entered into during fiscal 2005, one entered into with the Sony Group in March 2005, and one entered into with Microsoft in May 2005. The term of the design services agreement with Sony Group extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our prior project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. In April 2006, we entered into new project agreements with Sony for their new fiscal year, but at a lower revenue level than anticipated. We are in negotiations with Sony regarding the provision of additional engineering services. However, in light of both reductions in Sony’s requirements for our engineering services as reflected in the current project agreements entered into with Sony in April 2006 and our current expectations regarding further decisions by Sony about prospective new engineering service engagements in 2006, we anticipate that the engineering services that we provide to Sony for fiscal 2006 will be lower than the level as we provided in 2005. The Microsoft definitive development services agreements are currently structured so that we provide development services of approximately thirty Transmeta engineers to Microsoft relating to a proprietary Microsoft project. We have substantially completed the services to be provided under these development services agreements, and, upon Microsoft’s acceptance thereof, we will recognize the related revenue and direct cost of sale, which we expect will occur in 2006. We currently are in negotiations with Microsoft regarding the provision of additional services, and, although we expect to continue to provide services to Microsoft in 2006, we do not necessarily expect that the scale of those services during 2006 will be at the same level as during 2005. Under both of those agreements, we are obligated to provide certain design or development services to our customers or to achieve certain project milestones. While we believe that we can perform our service obligations to the satisfaction of our service customers, there can be no assurance that we can accurately estimate the personnel or other resources required to perform our obligations under those agreements, or that we will have, or be able to devote, the personnel or resources required to complete our project milestones. Furthermore, there can be no assurance that the project schedules of our services customers will not be changed, delayed or even canceled. We depend upon timely contractual payments from our service customers to cover a substantial portion of our personnel costs, and the cancellation of any project could have a material adverse effect on our operating results in any period. Our service customers are not obligated to continue using our engineering services to complete their existing projects, or to engage us to provide engineering services on any future project. Our ability to extend or renew our engineering services agreements, or to win other engineering services contracts in the future, will depend in part upon our successful performance of our obligations under our existing engineering services agreements. Accordingly, our current engineering services revenue is not necessarily indicative of the engineering services revenue that we can expect in any future period.
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
     Our customer base is highly concentrated. For example, revenue from two customers in the aggregate accounted for 97% of total revenue during the first three months of fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
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
     Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal year 2006. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) will result in a decrease in any earnings that we report.
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

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.26+	LongRun2 Technology License Agreement, dated February 22, 2006, between Transmeta and Toshiba Corporation.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ MARK R. KENT Mark R. Kent
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Date: May 10, 2006		Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.26+	LongRun2 Technology License Agreement, dated February 22, 2006, between Transmeta and Toshiba Corporation.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Mark R. Kent pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Mark R. Kent pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.