Form 10-Q
period 2006-06-30
TRANSMETA CORP
filed 2006-08-09
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 196,699,094 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on July 31, 2006.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,344	$27,659
Short-term investments	30,866	28,811
Accounts receivable	366	1,686
Inventories	440	265
Prepaid expenses and other current assets	2,094	2,279

Total current assets	55,110	60,700
Property and equipment, net	1,372	1,623
Patents and patent rights, net	12,657	16,080
Other assets	921	911

Total assets	$70,060	$79,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,228	$1,521
Accrued compensation and related compensation liabilities	3,748	3,279
Deferred income, net	5,485	5,937
Other accrued liabilities	1,792	2,109
Advances from customers	2,431	7,260
Current portion of accrued restructuring costs	1,804	1,803

Total current liabilities	16,488	21,909
Long-term accrued restructuring costs, net of current portion	1,640	2,453

Total liabilities	18,128	24,362

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued and outstanding	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 195,999,445 and 191,710,620, respectively	720,176	713,129
Treasury stock shares — 796,875 and 796,875, respectively	(2,439)	(2,439)
Accumulated other comprehensive loss	(146)	(195)
Accumulated deficit	(665,659)	(655,543)

Total stockholders’ equity	51,932	54,952

Total liabilities and stockholders’ equity	$70,060	$79,314

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenue:
Product	$361	$7,068	$950	$13,474
License	—	10,000	—	10,000
Service	8,970	7,634	27,890	8,082

Total revenue	9,331	24,702	28,840	31,556

Cost of revenue:
Product (2)	(62)	3,950	100	8,702
License	—	25	—	25
Service (2)	5,795	4,152	16,676	4,313

Total cost of revenue	5,733	8,127	16,776	13,040

Gross profit	3,598	16,575	12,064	18,516
Operating expenses:
Research and development (1) (2)	4,769	2,991	8,021	15,213
Selling, general and administrative (2)	6,043	4,996	11,587	12,952
Restructuring charges, net	96	46	170	1,355
Amortization of patents and patent rights	1,712	1,711	3,423	3,422
Stock compensation	—	(14)	—	(48)

Total operating expenses	12,620	9,730	23,201	32,894

Operating loss	(9,022)	6,845	(11,137)	(14,378)
Interest income and other, net	590	93	1,093	339
Interest expense	(37)	(106)	(72)	(214)

Net income (loss)	$(8,469)	$6,832	$(10,116)	$(14,253)

Net income (loss) per share — basic and diluted	$(0.04)	$0.04	$(0.05)	$(0.08)

Weighted average shares outstanding — basic	195,725	189,848	194,553	189,848

Weighted average shares outstanding — diluted	195,725	190,081	194,553	189,848

(1)	Excludes $0, $0, $(14) and $(48) in variable stock compensation for the three and six months ended June 30, 2006 and 2005, respectively.

(2)	Includes stock based compensation charges as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Cost of product revenue	$5	$—	$9	$—
Cost of service revenue	763	—	1,364	—
Research and development	403	—	661	—
Selling, general and administrative	739	—	1,193	—

Total stock-based compensation	$1,910	$—	$3,227	$—

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,116)	$(14,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,227	(48)
Depreciation	556	635
Amortization of patents and patent rights	3,423	3,424
Non cash restructuring charges	170	—
Changes in operating assets and liabilities:
Accounts receivable	1,320	(7,942)
Inventories	(163)	3,691
Prepaid expenses and other current assets	191	(850)
Other assets	(10)	—
Accounts payable and accrued liabilities	(188)	7,495
Deferred income, net	(450)	—
Advances from customers	(4,829)	—
Accrued restructuring charges	(982)	(558)

Net cash used in operating activities	(7,851)	(8,406)

Cash flows from investing activities:
Purchase of available-for-sale investments	(14,000)	(12,000)
Proceeds from sale or maturity of available-for-sale investments	12,000	20,548
Purchase of property and equipment	(305)	(267)

Net cash provided by (used in) investing activities	(2,305)	8,281

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	3,841	1,848
Repayment of notes from stockholders	—	18
Repayment of debt and capital lease obligations	—	(175)

Net cash provided by financing activities	3,841	1,691

Change in cash and cash equivalents	(6,315)	1,566
Cash and cash equivalents at beginning of period	27,659	17,273

Cash and cash equivalents at end of period	$21,344	$18,839

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.
3. Balance Sheet Details

	June 30,	December 31,
	2006	2005
Inventories
Raw materials	$192	$—
Work in progress	239	—
Finished goods	9	265

Total	$440	$265

Property and equipment, net
Leasehold improvements	$2,475	$2,410
Computer equipment	6,110	5,911
Furniture and fixtures	1,648	1,635
Computer software	1,853	1,825

	12,086	11,781
Less accumulated depreciation and amortization	(10,714)	(10,158)

Total	$1,372	$1,623

Other accrued liabilities
Accrued audit	$598	$885
Deferred rent	334	408
Other	860	816

Total	$1,792	$2,109

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
     All short-term investments as of June 30, 2006 and December 31, 2005, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	cost	Gains	Losses	Fair Value
As of June 30, 2006
Federal agency discount notes	$15,000	$—	$134	$14,866
Commercial paper	16,000	—	—	16,000

Total	$31,000	$—	$134	$30,866

As of December 31, 2005
Federal agency discount notes	$25,000	$—	$189	$24,811
Commercial paper	4,000	—	—	4,000

Total	$29,000	$—	$189	$28,811

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Aggregate
	Cost	Fair Value
	(In thousands)
As of June 30, 2006:
Amounts maturing within one year	$22,000	$21,959
Amounts maturing after one year, within five years	9,000	8,907

Total	$31,000	$30,866

     The Company had a restricted cash balance of $110,000 at June 30, 2006 and December 31, 2005 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three and six months ended June 30, 2006 and 2005, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2006 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2006 (in thousands):

	In Loss Position		In Loss Position
	<12 Months		>12 Months		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Short-term investments:
Federal agency discount notes	$5,959	$(41)	$8,907	$(93)	$14,866	$(134)
Commercial paper	16,000	—	—	—	16,000	—

Total in loss position	$21,959	$(41)	$8,907	$(93)	$30,866	$(134)

5. Commitments and Contingencies
Purchase Obligations
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2006 were $3.0 million which are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.
Operating Leases
     Transmeta leases its facilities and certain equipment under non cancelable operating leases expiring through 2008.
     At June 30, 2006, future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
Years ending December 31,
2006 (remaining six months)	$2,425
2007	4,858
2008	2,510
2009	16
2010	4
Income from subleases	(548)

Total minimum operating lease payments	$9,265

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

6. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and six month periods ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income (loss)	$(8,469)	$6,832	$(10,116)	$(14,253)
Net change in unrealized gain (loss) on investments	7	66	55	(41)
Net change in foreign currency translation adjustments	(5)	(9)	(6)	(20)

Net comprehensive income (loss)	$(8,467)	$6,889	$(10,067)	$(14,314)

     The components of accumulated other comprehensive loss, net of taxes as of June 30, 2006 and December 31, 2005, respectively, is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Net unrealized loss on investments	$(134)	$(189)
Cumulative foreign currency translation adjustments	(12)	(6)

Accumulated other comprehensive loss	$(146)	$(195)

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
     The Company adopted SFAS 123(R) using the Black-Scholes option-pricing model (“Black-Scholes model”), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $1.9 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $1.3 million and $0.6 million, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $3.2 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $2.3 million and $0.9 million, respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted following December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three and six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the three and six months ended June 30, 2005 for options granted to employees with a market value greater than the exercise price of the underlying common stock on the date of grant.
     The pro-forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income (loss) as reported	$6,832	$(14,253)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(14)	(48)
Less: Pro forma stock compensation expense computed under the fair value method for all awards, net of related tax effects	(1,923)	(4,861)

Pro forma net income (loss)	$4,895	$(19,162)

Basic and diluted net income (loss) per share, as reported	$0.04	$(0.08)

Pro forma basic and diluted net income (loss) per share	$0.03	$(0.10)

Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$1,302	$2,314
Employee stock purchase plan	609	927
Net change in amounts capitalized as inventory	(2)	(12)
Net change in amounts capitalized as deferred costs	2	(2)

Total stock-based compensation	1,911	3,227
Tax effect on stock-based compensation	—	—

Net effect on net loss	$1,911	$3,227

     In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% for its options. Accordingly, as of June 30, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.8 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $12.1 million after estimated forfeitures and will be recognized over weighted-average period of approximately 4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Approximately $12,000 and $2,000 of stock-based compensation was capitalized as inventory and deferred costs at June 30, 2006, respectively.
     Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock plans were $0.8 million and $3.8 million for the three and six months ended June 30, 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three and six months ended June 30, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123 using the multiple-award attribution method). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and, effective January 1, 2006, the Company adopted the straight-line attribution approach for prospective ESPP purchases using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Incentive Plans	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.7%	4.8%	3.6%
Expected life of option in years	3 to 4	3.2	3 to 4	4.0
Expected dividend yield	0%	0%	0%	0%
Volatility	100%	98%	100%	65%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.2%	4.8%	3.2%
Expected life of option in years	1.25	0.5	1.25	0.5
Expected dividend yield	0%	0%	0%	0%
Volatility	89%	98%	89%	98%
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
     The weighted-average fair value of the options granted under the stock option plan was $0.99 and $0.99 for the three and six months ended June 30, 2006, and $0.48 and $0.49 for the three and six months ended June 30, 2005, respectively.
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
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the three months ended June 30, 2006:

			Weighted
	Shares		Average	Weighted Average	Weighted Average	Aggregate
	Available for	Number of	Exercise	Grant Date	Remaining	Intrinsic
	Grant	Shares	Price	Fair Value	Contractual Term	Value
					( In years)	(In thousands)
Balance at December 31, 2005	16,847,775	39,124,784	$1.90
Additional shares reserved	9,585,531	—
Options granted	(7,002,163)	7,002,163	$1.49	$0.99
Options exercised	—	(2,491,242)	$1.02
Options forfeited / canceled / expired	1,331,894	(1,331,894)	$1.88

Balance at June 30, 2006	20,763,037	42,303,811	$1.89		7.7	$15,986

Vested and expected to be vested		39,452,666	$1.93		7.6	$13,666

Shares Exercisable at:
June 30, 2006		23,631,155	$2.48		6.6	$6,417
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Transmeta’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of Transmeta’s stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $0.5 million and $1.9 million, respectively.
     The exercise prices for options outstanding and exercisable as of June 30, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price
As of June 30, 2006:
$0.19-$0.72	1,023,168	6.5	$0.67	567,084	$0.65
$0.75-$0.75	10,185,109	8.9	$0.75	3,243,926	$0.75
$0.77-$1.15	4,305,838	7.3	$0.97	2,867,708	$1.00
$1.19-$1.35	4,268,091	8.3	$1.22	2,309,304	$1.22
$1.36-$1.43	219,875	8.8	$1.39	32,958	$1.36
$1.48-$1.48	6,267,163	9.9	$1.48	0	$0.00
$1.49-$2.15	5,800,468	7.7	$1.82	4,419,945	$1.87
$2.16-$2.46	4,403,684	5.7	$2.41	4,384,295	$2.41
$2.48-$6.00	4,650,744	4.9	$4.34	4,626,264	$4.35
$8.25-$14.49	1,179,671	4.3	$9.40	1,179,671	$9.40

Total	42,303,811	7.7	$1.89	23,631,155	$2.48

  2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. The compensation costs in connection with the Purchase Plan for the three and six months ended June 30, 2006 were $0.6 million and $0.9 million, respectively. There were none and 1,797,583 shares purchased under the Employee Stock Purchase Plan during the three and six months ended June 30, 2006. As of June 30, 2006, 14,767,125 shares had been issued under the Purchase Plan.
8. Geographic and Customer Concentration Information
     The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,	June 30,
	2006		2005	2006	2005
Sony Corporation	88%		31%	63%	24%
Microsoft Corporation	*	%	* %	34%	* %
Fujitsu	*	%	44%	* %	37%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at June 30, 2006 and December 31, 2005:

	June 30,		December 31,
	2006		2005
Sony Corporation	98%		11%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
All American	*	%	12%
Microsoft Corporation	*	%	12%
ASEM S.p.A.	*	%	11%

*	represents less than 10% of net accounts receivable
9. Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended June 30, 2006 and the six months ended June 30, 2006 and 2005, diluted net loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. In the three months ended June 30, 2005, diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants under the treasury method. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 42,668,843 and 42,668,843 for the three and six months ended June 30, 2006, and 34,853,387 and 40,556,562 for the three and six months ended June 30, 2005, respectively. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except for per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic and diluted:
Net income (loss), as reported	$(8,469)	$6,832	$(10,116)	$(14,253)

Shares used to compute basic net loss per share	195,725	189,848	194,553	189,848
Effect of dilutive securities:
Common stock equivalents	—	233	—	—

Shares used to compute diluted net loss per share	195,725	190,081	194,553	189,848

Basic and diluted net income (loss) per share	$(0.04)	$0.04	$(0.05)	$(0.08)

10. Advances from Customers
     As of June 30, 2006, the Company received $2.4 million of cash advances from one customer for design and engineering services. These cash advances will be applied against future revenues to this customer at the time the revenues are recognized.
11. Deferred Income, net
     Deferred income, net consists of deferred revenue, net of deferred costs, not recognized in the current period. The Company has not recognized the deferred income where the delivery of all the required elements has not yet occurred. Deferred revenue and costs consist of revenues and costs related to certain deferred product sales, license agreements for technology transfer, maintenance and technical support services, design services, and development services.

	June 30,	December 31,
	2006	2005
Deferred revenue:
Product	$579	$619
License	5,000	—
Service	—	8.934

Total	5,579	9.553

Deferred costs:
Product	60	54
License	—	—
Service	34	3.562

Total	94	3.616

Deferred income	$5.485	$5.937

12. Restructuring Charges
     During the three and six months ended June 30, 2006, the Company recorded $0.1 million and $0.2 million of restructuring charges, respectively, compared to $46,000 and $1.4 million in the same periods of fiscal 2005 The additional restructuring charges in the first three and six months of fiscal 2006 were related to facilities charges resulted from revisions to our estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the first three and six months of 2005 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.
     Accrued restructuring charges consist of the following at June 30, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	3,846	—	3,846
Restructuring charges	96	—	96
Cash drawdowns	(498)	—	(498)

Balance as of June 30, 2006	$3,444	$—	$3,444

     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.

13. Related Party Transactions
     Sales to Investee
     The Company entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized service revenue of $66,000 and $264,000 for the three and six months ended June 30, 2005, respectively. The Company did not have any revenue from this customer in the three and six months of fiscal 2006. The investments in CL2 were valued at zero in the accompanying Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, respectively.
  Indemnification Agreements
     The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.
14. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 and its impact on our condensed consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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
     This report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will,” “might” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products, our ability to migrate our products to smaller process geometries, and our future gross margins, operating expenses and need for additional capital.
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
     During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. Each of those two strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the other. Those two strategic alliances remain integral to our business planning in 2006, and have developed as follows:
•	On March 31, 2005, we entered into a design and engineering services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our prior project agreements expired by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. In April 2006, we entered into a series of new project agreements for us to continue to provide design and engineering services to the Sony Group during the second year of the two-year design and engineering services agreement. Those April 2006 project agreements provide for us to perform a variety of design and engineering services for the Sony Group over project periods ranging from three months to one year, ending March 31, 2007. Under those April 2006 project agreements, we initially provided the services of more than 100 engineers in the second quarter of fiscal 2006 to work on advanced projects for the Sony Group. Since April 2006, we have also negotiated some additional new project agreements with the Sony Group. Notwithstanding those most recent new project agreements, we expect a slight reduction in Sony’s demand for our engineering services in the third quarter of fiscal 2006. We and the Sony Group are currently discussing additional potential engineering projects for us to perform for the Sony Group under the design and engineering services agreement, but we cannot assure you that the parties will enter into any additional project agreements.

•	On May 12, 2005, we entered into a series of related definitive engineering and development services agreements with Microsoft Corporation. Those agreements provide for us to develop certain security technologies designed to enable end users to use or access certain products, services or functionality for limited periods of time or specific tasks on a variety of business models, including customer services offered on a pre-paid or subscription basis. Microsoft publicly announced and introduced that technology under the trade name FlexGo in May 2006. We have substantially completed the services to be performed under these engineering and development services agreements. We generally have deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for such completed deliverables. However, since we have substantially completed the project, we have elected to segment our fixed fee revenue and related costs into a recognized portion (for the amount accepted by the customer) and a deferred portion (for the remaining amount). Accordingly, in the three and six months ended June 30, 2006, we recognized $0.7 million and $9.8 million of fixed fee revenue, respectively, and $0.4 million and $5.1 million of the related fixed fee development costs of services, respectively. We currently are in negotiations with Microsoft regarding the provision of additional engineering and development services, and, although we expect to continue to provide such services to Microsoft in 2006, we do not necessarily expect that we will continue to supply engineering and development services at the same level as we provided in 2005.
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
     In June 2006, we entered into and announced an agreement with Advanced Micro Devices, Inc., a Delaware corporation (“AMD”), providing for AMD to distribute a special version of our Efficeon microprocessor on an exclusive basis worldwide. Under that distribution agreement, AMD has the exclusive rights to market, promote and sell the special Efficeon microprocessor product, which has been designed with secured processing capability for Microsoft’s recently announced FlexGo technology. FlexGo is a proprietary Microsoft security technology designed to enable end users to use or access certain products, services or functionality for limited periods of time or specific tasks on a variety of business models, including customer services offered on a pre-paid or subscription basis. The distribution agreement also grants to AMD certain limited licenses relating to the special Efficeon microprocessor, including a FlexGo-enabled version of our code morphing software and the Efficeon trademark. The distribution agreement has an initial term of 36 months and is renewable from year to year in incremental renewal terms of one year thereafter unless otherwise terminated by either party, with or without cause, upon two months prior notice.
     In the three and six months ended June 30, 2006, we incurred a net losses of $8.5 million and $10.1 million, respectively, and negative cash flows from operations for the six months ended June 30, 2006 of $7.9 million, compared to the three and six months ended June 30, 2005 in which we incurred a net income of $6.8 million and a net loss of $14.3 million, respectively, and negative cash flows from operations of $8.4 million for the six months ended June 30, 2005. While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during the last two quarters of fiscal 2006. We are maintaining our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
     Our cash and cash equivalents and short-term investment balances were $52.2 million at June 30, 2006, as compared to $56.5 million at December 31, 2005. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures, at least through June 30, 2007, notwithstanding our anticipated net losses and negative net cash flows described in the preceding paragraph. Our current business model permits us to manage our resources as appropriate to meet opportunities in all our lines of businesses, including the current and expected demand for our engineering services. Accordingly, in the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least through June 30, 2007.

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
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Product	4%	29%	3%	43%
License	0%	40%	0%	32%
Service	96%	31%	97%	25%

Total	100%	100%	100%	100%

Costs of product	(1%)	16%	0%	27%
Costs of license	0%	0%	0%	0%
Costs of service	62%	17%	58%	14%

Total cost of revenue	61%	33%	58%	41%

Gross profit	39%	67%	42%	59%

Operating expenses:
Research and development	51%	12%	28%	48%
Selling, general and administrative	65%	20%	40%	41%
Restructuring charges	1%	0%	1%	4%
Amortization of patents and patent rights	19%	7%	12%	11%
Stock compensation	0%	0%	0%	0%

Total operating expenses	136%	39%	81%	104%

Operating income (loss)	(97%)	28%	(39%)	(45%)
Interest income and other, net	6%	0%	4%	1%
Interest expense	0%	(0%)	(0%)	(1%)

Net income (loss)	(91%)	28%	(35%)	(45%)

     Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Product	$361	$7,068	$950	$13,474
License	—	10,000	—	10,000
Service	8,970	7,634	27,890	8,082

Total revenue	$9,331	$24,702	$28,840	$31,556

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
     Product Revenues. In both 2006 and 2005, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue in the three and six months ended June 30, 2006 decreased by $6.7 million and $12.5 million over the three and six months ended June 30, 2005, respectively. The decreases were due to the announced end of life of all Crusoe and 130 nanometer Efficeon products and an unexpected increase in demand in fiscal 2005 from customers who received notice of our intention to discontinue certain products.
     We currently have no backlog of product orders. Given the announced end of life of all Crusoe and 130 nanometer Efficeon products, the sales of these products will continue to decline significantly in fiscal 2006. We further expect to continue support our 90 nanometer Efficeon products for the foreseeable future.
     License Revenue. No license revenue was recognized during the three and six months ended June 30, 2006, compared to $10.0 million recorded in the three and six months ended June 30, 2005. We are continuing to develop and market our LongRun2 advanced power management technology and we expect future license revenues.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues in the three and six months ended June 30, 2006 increased by $1.3 million and $19.8 million over the three and six months ended June 30, 2005, respectively. The increases in service revenue were attributable to our microprocessor design services beginning in the second quarter of 2005, and revenues from a fixed fee development contract recognized in the three and six months ended June 30, 2006. We expect to derive significant portion of our revenue by providing engineering services during the remainder of 2006. As part of our modified business model announced March 31, 2005, we expect to continue to deploy the majority of our engineering headcount in design and development services arrangements.
Services Revenue

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Time & Materials Based Contracts	$8,223	$7,634	$18,052	$7,832
Fixed Fee Development Service	747	—	9,838	—
Maintenance & Technical Support Services for License	—	—	—	250

Total Services Revenue	$8,970	$7,634	$27,890	$8,082

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
     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company generally has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, the Company has elected to segment its fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the three and six months ended June 30, 2006, the Company recognized $0.7 million and $9.8 million of fixed fee revenue and the related fixed fee development costs of services, respectively.
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
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30,		June 30,	June 30,	June 30,
	2006		2005	2006	2005
Sony Corporation	88%		31%	63%	24%
Microsoft Corporation	*	%	* %	34%	* %
Fujitsu	*	%	44%	* %	37%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at June 30, 2006 and December 31, 2005:

	June 30,		December 31,
	2006		2005
Sony Corporation	98%		11%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
All American	*	%	12%
Microsoft Corporation	*	%	12%
ASEM S.p.A.	*	%	11%

*	represents less than 10% of net accounts receivable
Costs of Revenues
     Cost of revenues consists of cost of product revenue, cost of license revenue and cost of service revenue.
Products:
     Our cost of product revenue is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Product revenue	100%	100%	100%	100%
Cost of product revenue	(17%)	56%	11%	65%

Product gross margin	117%	44%	89%	35%

     The significant decreases in our cost of product revenue in the three and six months ended June 30, 2006 versus the corresponding periods of 2005 were primarily attributed to a benefit derived from sale of previously written-down inventory during the first three and six months of 2006 from customers and lower manufacturing costs.
     Product gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.
Licenses:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cost of License	$ —	$ 25	$ —	$ 25

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
     Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The increases in costs of service revenue resulted primarily from costs associated with design and engineering design revenues beginning in the second quarter of 2005 from a new design services agreement, a recognition of costs of a previously deferred fixed-fee development contract, and stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R). Service revenue and the related costs are summarized for the three and six months ended June 30, 2006 and 2005 in the table below:
Costs of Services Revenue

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Time & Materials Based Contract	$5,400	$4,152	$11,620	$4,313
Fixed Fee Development Service	395	—	5,056	—

Total Cost of Services	$5,795	$4,152	$16,676	$4,313

Research and Development

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Research and development expenses	$4,769	$2,991	$8,021	$15,213

Amount classified to costs of service and deferred costs (1)	$5,123	$6,025	$11,319	$6,025

(1)	In fiscal 2006, we classified costs directly attributable to the design and development services agreements to costs of service revenues. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities.
     Research and development expenses in the three months ended June 30, 2006 increased by $1.8 million over the comparable period in fiscal 2005, primarily due to lower engineering headcount assigned to engineering service projects and stock compensation expense which we recorded in fiscal 2006 under SFAS No. 123(R).
     Research and development expenses in the six months ended June 30, 2006 decreased by $7.2 million over the comparable period in fiscal 2005. Apart from the classification discussed above, R&D expenses declined primarily as a result of lower headcount associated with attrition during the first quarter of 2005, and workforce reduction of manufacturing related R&D personnel as part of the March 31, 2005 restructuring plan. In addition to lower R&D expenses associated with personnel, we reduced our non-recurring engineering charges by $0.3 million in the six months ended June 30, 2006 by discontinuing certain of our products, and by continuing to manufacture select models of our 90 nanometer Efficeon processor in connection with some of the third-party systems or platforms for which we also provide or have provided design and development services. These decreases in expenses were partially offset by stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R).
     We expect our research and development expense to increase significantly in future periods due to both the anticipated reallocation of certain dedicated design and development services activities, which are currently classified as cost of services, and the provision of systems engineering and manufacturing support for both our LongRun2 development and further 90 nanometer Efficeon product enhancements for our focused product business.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Selling, general and administrative expenses	$6,043	$4,996	$11,587	$12,952

     Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $1.0 million, compared to the corresponding period of fiscal 2005, primarily due to stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R).
     Selling, general and administrative expenses for the six months ended June 30, 2006 decreased by $1.4 million, compared to the corresponding period of fiscal 2005. The decrease in selling, general and administrative expenses were primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs. partially offset by stock compensation expense and accounting costs as the Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.
     We anticipate that selling, general and administrative expenses will remain at current levels during future periods.
Restructuring Charges, net

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Restructuring charges, net	$96	$46	$170	$1,355

     During the three and six months ended June 30, 2006, we recorded $0.1 million and $0.2 million of restructuring charges, respectively, compared to $46,000 and $1.4 million in the same periods of fiscal 2005. The additional restructuring charges in the first three and six months of fiscal 2006 were related to facilities charges resulted from revisions to out estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the first three and six months of 2005 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.
Amortization of Patents and Patent Rights

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
Amortization of patent and patent rights	$1,712	$1,711	$3,423	$3,422

     Amortization of patents and patent rights were $1.7 million and $3.4 million in the three and six months ended June 30, 2006, respectively, compared to $1.7 million and $3.4 million in the same periods in fiscal 2005. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
Stock Compensation

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Stock compensation expense	$1,910	$(14)	$3,227	$(48)

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
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three and six months ended June 30, 2006, we accounted for stock compensation under SFAS No. 123(R) while for the three and six months ended June 30, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock

Issued to Employees.” In the three and six months of fiscal 2005, under APB 25, we recorded negative $14,000 and negative $48,000, respectively, of variable compensation expense based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Under SFAS No. 123 (R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended June 30, 2006 was not comparable to the prior-year periods.
Interest Income and Other, Net

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income and other, net	$590	$93	$1,093	$339

Interest Expense

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest expense	$37	$106	$72	$214

     Interest expense was $37,000 and $72,000 for the three and six months ended June 30, 2006, respectively, compared to $0.1 million and $0.2 million for the same periods in fiscal 2005, respectively. These decreases were primarily the result of lower average debt balances due to a debt arrangement to a development partner paid off during fiscal 2005.
     Interest income and other, net was $0.6 million and $1.1 million in the three and six months ended June 30, 2006, respectively, compared to $0.1 million and $0.3 million in the same periods of fiscal 2005, respectively. The increase in interest income resulted primarily from higher yield on higher cash balances.
Liquidity and Capital Resources
     Except for the second, third and fourth quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the second quarter of 2006, we incurred a cumulative loss aggregating $665.7 million, which included net losses of $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $51.9 million at June 30, 2006.
     The following comparison table summarizes our usage of cash and cash equivalents for the six months ended June 30, 2006 and 2005:

	Six months Ended
	June 30,	June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(7,851)	$(8,406)
Net cash provided by (used in) investing activities	(2,305)	8,281
Net cash provided by financing activities	3,841	1,691

Increase (decrease) in cash and cash equivalents	$(6,315)	$1,566

     We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least June 30, 2007. Our current business model permits us to manage our resources as appropriate to meet opportunities in all our lines of businesses, including the current and expected demand for our engineering services. Accordingly, in the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least June 30, 2007.

     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least June 30, 2007 under our modified business model, it is also possible that we may seek to raise significant additional funds through public or private equity or debt financing in order to continue operations at current levels. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.
     While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during the last two quarters of fiscal 2006. We are maintaining, and in some cases increasing, our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
     Net cash used in operating activities was $7.9 million for the six months ended June 30, 2006, compared to $8.4 million for the corresponding period in fiscal 2005. Net cash used in operating activities during the first six months of fiscal 2006 resulted from a net loss of $10.1 million and decreases in advances from customers of $4.8 million, accrued restructuring charges of $1.0 million, and deferred income of $0.5 million, respectively, partially offset by non-cash charges of amortization of patents and patent rights of $3.4 million, stock compensation of $3.2 million and depreciation of $0.6 million, and a decrease in accounts receivables of $1.3 million.
     Net cash used in operating activities during the first six months of fiscal 2005 was primarily the result of a net loss of $14.3 million, increases in accounts receivable and prepaids and other current assets of $7.9 million and $0.9 million, respectively, and a decrease in accrued restructuring charges of $0.6 million. The net loss and changes in operating assets and liabilities were partially offset by an increase in accounts payable and other accrued liabilities of $7.5 million, a decrease in inventory of $3.7 million and non-cash charges related to amortization of patents and patent rights of $3.4 million. The increase in the accounts receivable balance was primarily attributed to increased service revenue for the six months ended June 30, 2005 compared to the corresponding period of fiscal 2004. The increase in accounts payable and other accrued liabilities was primarily attributed to increased deferred revenue from licensees of our proprietary LongRun2 technologies for power management and transistor leakage control and cash advances from customers, offset by decreases in accounts payable and accrued inventory-related charges.
     Net cash used in investing activities was $2.3 million for the six months ended June 30, 2006, compared to net cash provided by investing activities of $8.3 million for the corresponding period in fiscal 2005. This change was primarily due to $2.0 million in net purchases of available-for-sale investments and $0.3 million in purchases of property, plant and equipment in the first six months of fiscal 2006, compared to $8.5 million in net sales of available-for-sale investments and $0.3 million in purchases of property, plant and equipment for the same period last year.
     Net cash provided by financing activities, consisting primarily of net proceeds from sales of common stock under our employee stock purchase and incentive stock options plans, was $3.8 million for the six months ended June 30, 2006, compared to $1.8 million for the corresponding period in fiscal 2005.
     At June 30, 2006, we had $52.2 million in cash, cash equivalents and short-term investments. This compares to June 30, 2005 of $46.6 million in cash, cash equivalents and short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008.
Restructuring
     During the three and six months ended June 30, 2006, we recorded $0.1 million and $0.2 million of restructuring charges, respectively, compared to $46,000 and $1.4 million in the same periods of fiscal 2005. The additional restructuring charges in the first three and six months of fiscal 2006 were related to facilities charges resulted from revisions to out estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the first three and six months of 2005 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge consisted primarily of workforce reduction costs for termination and transition benefits for approximately 65 employees.

     Accrued restructuring charges consist of the following at June 30, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	$3,846	$—	$3,846
Restructuring charges	96	—	96
Cash drawdowns	(498)	—	(498)

Balance as of June 30, 2006	$3,444	$—	$3,444

     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.
Contractual Obligations
     At June 30, 2006, we had the following contractual obligations:

	Payments Due by Period
		Remainder	2007 to	After
Contractual Obligations	Total	of 2006	2009	2009
	(In thousands)
Operating Leases(1)	$9,813	$2,425	$7,384	$4
Unconditional Purchase Obligations(2)	2,962	2,962	—	—

Total	$12,775	$5,387	$7,384	$4

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN 48 and its impact on our condensed consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of June 30, 2006, we had cash equivalents and available-for-sale investments of $52.2 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at June 30, 2006.
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
Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Beginning during our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products have declined significantly since the end of the third fiscal quarter of 2005. Further, while we have improved our financial results and financial position beginning during our second quarter of fiscal 2005, we reported net losses during fiscal 2005 and the first six months of fiscal 2006 and expect to report net losses and negative net cash flows during the remainder of fiscal 2006. Since our inception, we have incurred a cumulative loss aggregating $665.7 million, which includes net losses of $10.1 million during the first six months of fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $51.9 million at June 30, 2006.
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
     In March 2005, we announced a modified business model and related restructuring plan. As part of this modified business model, we have decided to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing our product business on a modified basis to focus on those customer opportunities and product models that are economically advantageous for the company. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, deliver engineering services in accordance with customer expectations, achieve market acceptance for our products or technologies, earn adequate revenues from the sale of our products or from our licensing and services businesses, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects should be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
We might not be able to execute on our modified business model if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.
     Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. We have recently lost some of our executive management. In April 2006, Andre Kowalczyk, our Vice President of VLSI Engineering since January 2004, retired. Takashi Murayama, a Vice President of Transmeta since August 2002, resigned his office in April 2006, and Mark R. Kent, our Chief Financial Officer since September 2004, resigned his office in May 2006. Others have joined us in key management roles only recently. In March 2005, Arthur Swift, formerly our Senior Vice President of Marketing, became our President and Chief Executive Officer. In February 2006, Patrick V. Boudreau joined us as Senior Vice President of Human Resources, and in July 2006, Ralph J. Harms joined us as Chief Financial Officer. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least June 30, 2007, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second, third and fourth quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
•	fund expansion;

•	fund marketing expenditures;

•	develop or enhance our products or technologies;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or acquire complementary businesses or technologies.
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
     Our customer base is highly concentrated. For example, revenue from two customers in the aggregate accounted for 96% of total revenue during the first six months of fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
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
Our licensing and other businesses depend in part on our proprietary technology rights, and we might experience difficulties and expense in obtaining and protecting those rights.
     We believe that our success will depend in part upon our proprietary technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and technologies, and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties might breach confidentiality agreements or other protective contracts with us, and we might not be able to enforce our rights in the event of these breaches. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We might be required to spend significant resources to monitor, protect and enforce our intellectual property rights.
     Our pending patent and trademark applications might not be allowed or approved. Our patents, including any patents that may result from our patent applications, might not provide us with any competitive advantage or might be challenged by third parties. If challenged, our patents might not be upheld or their claims could be narrowed. We might be required to initiate claims or litigation against third parties based on our proprietary rights. Litigation relating to our proprietary rights could force us to divert important financial and other resources from our other business operations.
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
     If it were determined that our products or technologies infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products and technologies in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or to reengineer our products and technologies successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products or technologies.
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
     While we have already generated current and deferred revenue from delivering engineering services to third parties under contract, we entered that line of business only recently and have only limited experience as a provider of contract engineering services. Our current engineering services business is substantially limited to two agreements entered into during fiscal 2005, one entered into with the Sony Group in March 2005, and one entered into with Microsoft in May 2005. The term of the design services agreement with Sony Group extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our prior project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. In April 2006, we entered into new project agreements with Sony for their new fiscal year, but at a lower revenue level than anticipated. Since April 2006, we have also negotiated some additional new project agreements with the Sony Group, but notwithstanding even those most recent new project agreements, we expect a slight reduction in Sony’s demand for our engineering services in the third quarter of fiscal 2006. We are in negotiations with Sony regarding the provision of additional engineering services. However, in light of both reductions in Sony’s requirements for our engineering services as reflected in the current project agreements entered into with Sony in and subsequent to April 2006 and our current expectations regarding further decisions by Sony about prospective new engineering service engagements in 2006, we anticipate that Sony’s demand for our engineering services will be lower in fiscal 2006 than in fiscal 2005. Our definitive development services agreements with Microsoft provide for us to develop certain security technologies in connection with a proprietary Microsoft project that has been publicly announced and introduced by Microsoft under the trade name FlexGo in May 2006. We have substantially completed the services to be performed under those agreements. We generally have deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for such completed deliverables. However, since we have substantially completed the Microsoft project, we have elected to segment our fixed fee revenue and related costs into a recognized portion (for the amount accepted by the customer) and a deferred portion (for the remaining amount). We currently are in negotiations with Microsoft regarding the provision of additional engineering and development services, and, although we expect to continue to provide such services to Microsoft in 2006, we do not necessarily expect that we will continue to supply engineering and development services at the same level as we provided in 2005. Under both of those two sets of engineering services agreements, we are obligated to provide certain design or development services to our customers or to achieve certain project milestones. While we believe that we can perform, and have performed, our service obligations to the satisfaction of our service customers, there can be no assurance that we can accurately estimate the personnel or other resources required to perform our obligations under those agreements, or that we will have, or be able to devote, the personnel or resources required to complete our project milestones. Furthermore, there can be no assurance that the project schedules of our services customers will not be changed, delayed or even canceled. We depend upon timely contractual payments from our service customers to cover a substantial portion of our personnel costs, and the cancellation of any project could have a material adverse effect on our operating results in any period. Our service customers are not obligated to continue using our engineering services to complete their existing projects, or to engage us to provide engineering services on any future project. Our ability to extend or renew our engineering services agreements, or to win other engineering services contracts in the future, will depend in part upon our successful performance of our obligations under our existing engineering services agreements. Accordingly, our current engineering services revenue is not necessarily indicative of the engineering services revenue that we can expect in any future period.
We could encounter a variety of technical and manufacturing problems that could delay or prevent us from satisfying customer demand for Efficeon TM8000 series microprocessors manufactured using a 90 nanometer process.
     We are using Fujitsu Limited to manufacture our 90 nanometer Efficeon TM8000 series microprocessors, including the special FlexGo-enabled version of our Efficeon microprocessor to be distributed by AMD. Manufacturing on an advanced 90 nanometer CMOS process involves a variety of technical and manufacturing challenges. Fujitsu has limited experience with the 90 nanometer CMOS process and, although we have achieved production of our Efficeon TM8800 product on the Fujitsu 90 nanometer CMOS process, we cannot be sure that Fujitsu’s 90 nanometer foundry will achieve production shipments on our planned schedule or that other manufacturing challenges might not later arise. For example, during 2001 and again in 2004, we experienced yield problems as we migrated our products to smaller geometries, which caused increases in our product costs, delays in product availability and diversion of engineering personnel. If we encounter problems with the manufacture of the Efficeon TM8000 series microprocessors using the 90 nanometer process that are more significant or take longer to resolve than we anticipate, our ability to fulfill our customer demand would suffer and we could incur significant expenses.

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
     Our customer base is highly concentrated. For example, revenue from two customers in the aggregate accounted for 96% of total revenue during the first six months of fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
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
     We do not have our own manufacturing facilities and, therefore, must rely on third parties to manufacture our products. We currently rely on Fujitsu in Japan to manufacture our 90 nanometer Efficeon TM8000 series products. Although we recently entered into a supply contract with Fujitsu, that contract does not obligate Fujitsu to commit or reserve any production capacity for us and, therefore, we cannot be assured that we will have any guaranteed production capacity. Fujitsu may allocate capacity to other companies’ products while reducing the capacity available to us on short notice. Foundry customers that have greater economic resources than we do, that have long-term agreements with Fujitsu or that purchase in significantly larger volumes than we do may cause Fujitsu to allocate capacity to them, decreasing the capacity available to us. In addition, Fujitsu could, with little or no notice, refuse to continue to fabricate all or some of the wafers that we require. If Fujitsu were to stop manufacturing for us, we would likely be unable to replace the lost capacity in a timely manner. Transferring to another manufacturer would require a significant amount of time and money. As a result, we could lose potential sales and fail to meet existing obligations to our customers. Fujitsu could also, with little or no notice, change the terms under which they manufacture for us, which could cause our manufacturing costs to increase substantially.
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
     Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal year 2006. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) resulted in a decrease in any earnings that we report.
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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of Transmeta was held on June 1, 2006.
(b)	At the Annual Meeting, our stockholders elected each of the following nominees as Class III directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:

	Total Votes
Nominees	For	Withheld
Lester M. Crudele	141,548,928	5,270,721
William P. Tai	141,606,313	5,213,336
Rick Timmins	142,542,915	4,276,734
In addition to these three individuals elected as directors at the meeting, the following six individuals continued in their offices as directors after the meeting: R. Hugh Barnes, Robert V. Dickinson, David R. Ditzel, Murray A. Goldman, Arthur L. Swift, and T. Peter Thomas.

(c)	Further, at the Annual Meeting, our stockholders adopted the following resolution by the vote indicated:
     To ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for 2006.

Total Votes
For	145,461,840
Against	782,136
Abstain	575,673

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.27	Separation Benefits and Release Agreement and Consulting Agreement, entered May 19, 2006, between Transmeta and Mark R. Kent.

10.28+	Agreement for the Purchase and Sale of Products, entered June 5, 2006, between Transmeta and Advanced Micro Devices, Inc.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ RALPH J. HARMS

Ralph J. Harms
Chief Financial Officer
Date: August 9, 2006		(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.27	Separation Benefits and Release Agreement and Consulting Agreement, entered May 19, 2006, between Transmeta and Mark R. Kent

10.28+	Agreement for the Purchase and Sale of Products, entered June 5, 2006, between Transmeta and Advanced Micro Devices, Inc.

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.