Form 10-Q
period 2006-09-30
TRANSMETA CORP
filed 2006-11-06
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 197,447,768 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on November 1, 2006.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,759	$27,659
Short-term investments	31,942	28,811
Accounts receivable	285	1,686
Inventories	933	265
Prepaid expenses and other current assets	1,859	2,279

Total current assets	53,778	60,700
Property and equipment, net	1,201	1,623
Patents and patent rights, net	10,946	16,080
Other assets	919	911

Total assets	$66,844	$79,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$1,521
Accrued compensation and related compensation liabilities	2,765	3,279
Deferred income, net	47	5,937
Other accrued liabilities	1,872	2,109
Advances from customers	1,320	7,260
Current portion of accrued restructuring costs	1,821	1,803

Total current liabilities	9,122	21,909
Long-term accrued restructuring costs, net of current portion	1,223	2,453

Total liabilities	10,345	24,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued and outstanding	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares —197,095,249 and 191,710,620, respectively	722,156	713,129
Treasury stock shares —796,875 and 796,875, respectively	(2,439)	(2,439)
Accumulated other comprehensive loss	(78)	(195)
Accumulated deficit	(663,140)	(655,543)

Total stockholders’ equity	56,499	54,952

Total liabilities and stockholders’ equity	$66,844	$79,314

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenue:
Product	$507	$7,927	$1,457	$21,401
License	10,000	9,628	10,000	19,628
Service	6,810	10,308	34,700	18,390

Total revenue	17,317	27,863	46,157	59,419

Cost of revenue:
Product (2)	9	2,167	109	10,869
License	39	46	39	71
Service (2)	3,913	6,017	20,589	10,330

Total cost of revenue	3,961	8,230	20,737	21,270

Gross profit	13,356	19,633	25,420	38,149
Operating expenses:
Research and development (1) (2)	4,838	1,905	12,859	17,118
Selling, general and administrative (2)	4,847	4,523	16,434	17,475
Restructuring charges, net	107	1,529	277	2,884
Amortization of patents and patent rights	1,711	1,711	5,134	5,133
Stock compensation	—	—	—	(48)

Total operating expenses	11,503	9,668	34,704	42,562

Operating income (loss)	1,853	9,965	(9,284)	(4,413)
Interest income and other, net	708	305	1,801	644
Interest expense	(42)	(132)	(114)	(346)

Net income (loss)	$2,519	$10,138	$(7,597)	$(4,115)

Net income (loss) per share — basic and diluted	$0.01	$0.05	$(0.04)	$(0.02)

Weighted average shares outstanding — basic	196,636	190,933	195,255	189,984

Weighted average shares outstanding — diluted	199,809	197,767	195,255	189,984

(1)	Excludes $0, $0, $0 and $(48) in variable stock compensation for the three and nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes stock based compensation charges as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Cost of product revenue	$(4)	$—	$5	$—
Cost of service revenue	239	—	1,603	—
Research and development	339	—	1,000	—
Selling, general and administrative	527	—	1,720	—

Total stock-based compensation	$1,101	$—	$4,328	$—

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,597)	$(4,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	4,328	(48)
Allowance for bad debts	—	60
Depreciation	801	967
Amortization of patents and patent rights	5,134	5,135
Non cash restructuring charges	277	1,508
Changes in operating assets and liabilities:
Accounts receivable	1,401	(2,242)
Inventories	(660)	3,762
Prepaid expenses and other current assets	420	(128)
Other assets	(8)	—
Accounts payable and accrued liabilities	(969)	(2,681)
Deferred income, net	(5,890)	—
Advances from customers	(5,940)	—
Accrued restructuring charges	(1,489)	(1,100)

Net cash provided by (used in) operating activities	(10,192)	1,118

Cash flows from investing activities:
Purchase of available-for-sale investments	(22,000)	(22,000)
Proceeds from sale or maturity of available-for-sale investments	19,000	28,548
Purchase of property and equipment	(379)	(668)

Net cash provided by (used in) investing activities	(3,379)	5,880

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	4,671	3,174
Repayment of notes from stockholders	—	18
Repayment of debt and capital lease obligations	—	(356)

Net cash provided by financing activities	4,671	2,836

Change in cash and cash equivalents	(8,900)	9,834
Cash and cash equivalents at beginning of period	27,659	17,273

Cash and cash equivalents at end of period	$18,759	$27,107

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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.
3. Balance Sheet Details

	September 30,	December 31,
	2006	2005
Inventories
Raw materials	$401	$—
Work in progress	525	—
Finished goods	7	265

Total	$933	$265

Property and equipment, net
Leasehold improvements	$2,484	$2,410
Computer equipment	6,176	5,911
Furniture and fixtures	1,622	1,635
Computer software	1,858	1,825

	12,140	11,781
Less accumulated depreciation and amortization	(10,939)	(10,158)

Total	$1,201	$1,623

Other accrued liabilities
Accrued audit	$811	$885
Deferred rent	303	408
Other	758	816

Total	$1,872	$2,109

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
     All short-term investments as of September 30, 2006 and December 31, 2005, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	cost	Gains	Losses	Fair Value
As of September 30, 2006
Federal agency discount notes	$14,000	$—	$58	$13,942
Commercial paper	18,000	—	—	18,000

Total	$32,000	$—	$58	$31,942

As of December 31, 2005
Federal agency discount notes	$25,000	$—	$189	$24,811
Commercial paper	4,000	—	—	4,000

Total	$29,000	$—	$189	$28,811

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Aggregate
	Cost	Fair Value
	(In thousands)
As of September 30, 2006:
Amounts maturing within one year	$24,000	$23,960
Amounts maturing after one year, within five years	8,000	7,982

Total	$32,000	$31,942

     The Company had a restricted cash balance of $110,000 at September 30, 2006 and $110,000 at December 31, 2005 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three and nine months ended September 30, 2006 and 2005, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of September 30, 2006 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2006 (in thousands):

	In Loss Position		In Loss Position
	< 12 Months		> 12 Months		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Short-term investments:
Federal agency discount notes	$5,960	$(40)	$7,982	$(18)	$13,942	$(58)
Commercial paper	18,000	—	—	—	18,000	—

Total in loss position	$23,960	$(40)	$7,982	$(18)	$31,942	$(58)

5. Commitments and Contingencies
  Purchase Obligations
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at September 30, 2006 were $1.6 million which are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.
  Operating Leases
     Transmeta leases its facilities and certain equipment under non cancelable operating leases expiring through 2008.
     At September 30, 2006, future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
Years ending December 31,
2006 (remaining three months)	$1,212
2007	4,858
2008	2,510
2009	16
2010	4
Income from subleases	(455)

Total minimum operating lease payments	$8,145

  Litigation
     The Company is a party to one consolidated stockholder lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

6. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income (loss)	$2,519	$10,138	$(7,597)	$(4,115)
Net change in unrealized gain (loss) on investments	76	(17)	131	(58)
Net change in foreign currency translation adjustments	(8)	—	(14)	(20)

Net comprehensive income (loss)	$2,587	$10,121	$(7,480)	$(4,193)

     The components of accumulated other comprehensive loss, net of taxes as of September 30, 2006 and December 31, 2005, respectively, is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Net unrealized loss on investments	$(58)	$(189)
Cumulative foreign currency translation adjustments	(20)	(6)

Accumulated other comprehensive loss	$(78)	$(195)

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
     The Company adopted SFAS 123(R) using the Black-Scholes option-pricing model (“Black-Scholes model”), which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 1 23(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $1.1 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $1.2 million and ($0.1) million, respectively. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $4.3 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $3.5 million and $0.8 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted following December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS

123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three and nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the three and nine months ended September 30, 2005 for options granted to employees with a market value greater than the exercise price of the underlying common stock on the date of grant.
     The pro-forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	$10,138	$(4,115)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	(48)
Less: Pro forma stock compensation expense computed under the fair value method for all awards, net of related tax effects	(5,275)	(10,136)

Pro forma net income (loss)	$4,863	$(14,299)

Basic and diluted net income (loss) per share, as reported	$0.05	$(0.02)

Pro forma basic and diluted net income (loss) per share	$0.03	$(0.08)

Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$1,231	$3,545
Employee stock purchase plan	(136)	791
Net change in amounts capitalized as inventory	4	(8)
Net change in amounts capitalized as deferred costs	2	0

Total stock-based compensation	1,101	4,328
Tax effect on stock-based compensation	—	—

Net effect on net loss	$1,101	$4,328

     In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% and 2% for its employees and directors and officers options, respectively. The company also uses a range of 12% to 20% forfeiture rates for its Employee Stock Purchases for the nine months ended September 30, 2006. Accordingly, as of September 30, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.7 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $11.5 million after estimated forfeitures and will be recognized over weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Approximately $8,000 of stock-based compensation was capitalized as inventory and none was capitalized as deferred costs as of September 30, 2006, respectively.
     Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock plans were $0.8 million and $4.7 million for the three and nine months ended September 30, 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three and nine months ended September 30, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and, effective January 1, 2006, the Company adopted the straight-line attribution approach for prospective ESPP purchases using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Incentive Plans	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	4.8%	4.0%
Expected life of option in years	3 to 4	2.7	3 to 4	2.7
Expected dividend yield	0%	0%	0%	0%
Volatility	89% to 92%	98%	89% to 100%	98%

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Purchase Plan	2006	2005	2006	2005
Risk-free interest rate	5.08%	3.7%	5.08%	3.7%
Expected life of option in years	1.25	0.5	1.25	0.5
Expected dividend yield	0%	0%	0%	0%
Volatility	89%	98%	89%	98%
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
     The weighted-average fair value of the options granted under the stock option plans was $0.91 and $0.98 per share for the three and nine months ended September 30, 2006, and $0.82 and $0.50 for the three and nine months ended September 30, 2005, respectively.
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
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the three months ended September 30, 2006:

			Weighted
	Shares		Average	Weighted Average	Weighted Average	Aggregate
	Available for	Number of	Exercise	Grant Date	Remaining	Intrinsic
	Grant	Shares	Price	Fair Value	Contractual Term	Value
					(In years)	(In thousands)
Balance at December 31, 2005	16,847,775	39,124,784	$1.90
Additional shares reserved	9,585,531
Options granted	(7,826,163)	7,826,163	$1.48	$0.98
Options exercised		(2,896,737)	$0.98
Options forfeited / canceled / expired	3,495,982	(3,495,982)	$1.69

Balance at September 30, 2006	22,103,125	40,558,228	$1.90		7.5	$4,850

Vested and expected to be vested		38,201,067	$1.95		7.4	$5,977

Shares Exercisable at:
September 30, 2006		24,556,572	$2.39		6.5	$2,241
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Transmeta’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of Transmeta’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $0.2 million and $2.0 million, respectively.

     The exercise prices for options outstanding and exercisable as of September 30, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price
As of September 30, 2006:
$0.19-$0.72	942,960	6.03	$0.67	530,813	$0.64
$0.75-$0.75	9,127,268	8.60	$0.75	3,801,428	$0.75
$0.77-$1.15	4,265,399	7.08	$0.97	2,976,602	$1.00
$1.19-$1.31	4,131,922	8.12	$1.22	2,439,680	$1.22
$1.32-$1.43	1,000,917	9.33	$1.37	115,936	$1.36
$1.48-$1.48	6,023,660	9.67	$1.48	366,112	$1.48
$1.49-$2.15	5,135,397	7.42	$1.85	4,439,103	$1.86
$2.16-$2.46	4,268,155	5.44	$2.41	4,248,828	$2.41
$2.48-$6.00	4,482,879	4.63	$4.32	4,458,399	$4.33
$8.25-$14.49	1,179,671	4.07	$9.40	1,179,671	$9.40

Total	40,558,228	7.46	$1.90	24,556,572	$2.39

  2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. The compensation costs in connection with the Purchase Plan for the three and nine months ended September 30, 2006 were $(0.1) million and $0.8 million, respectively. There were 690,309 and 2,487,892 shares purchased under the Employee Stock Purchase Plan during the three and nine months ended September 30, 2006. As of September 30, 2006, 15,457,434 shares had been issued under the Purchase Plan.
8. Geographic and Customer Concentration Information
     The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2006		2005		2006	2005
Toshiba	59%		*	%	22%	* %
Sony Corporation	38%		72%		54%	46%
Hewlett-Packard Corporation	*	%	20%		* %	14%
Microsoft Corporation	*	%	*	%	21%	* %
Fujitsu	*	%	*	%	* %	20%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at September 30, 2006 and December 31, 2005:

	September 30,		December 31,
	2006		2005
Sony Corporation	98%		11%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
All American	*	%	12%
Microsoft Corporation	*	%	12%
ASEM S.p.A.	*	%	11%

*	represents less than 10% of net accounts receivable

9. Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005, diluted net loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. In the three months ended September 30, 2005, diluted net income per share is computed based on the weighted average number of shares of common stock outstanding for the period plus dilutive common equivalent shares including stock options and warrants under the treasury method. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 40,923,260 and 40,923,260 for the three and nine months ended September 30, 2006, and 17,922,082 and 29,648,874 for the three and nine months ended September 30, 2005, respectively. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except for per share amounts)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Basic and diluted:
Net income (loss), as reported	$2,519	$10,138	$(7,597)	$(4,115)

Shares used to compute basic net loss per share	196,636	190,933	195,255	189,984
Effect of dilutive securities:
Common stock equivalents	—	6,834	—	—

Shares used to compute diluted net loss per share	199,809	197,767	195,255	189,984

Basic and diluted net income (loss) per share	$0.01	$0.05	$(0.04)	$(0.02)

10. Advances from Customers
     As of September 30, 2006, the Company received $1.3 million of cash advances from one customer for design and engineering services. These cash advances will be applied against future revenues to this customer at the time the revenues are recognized.
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

	September 30,	December 31,
	2006	2005
Deferred revenue:
Product	$143	$619
License	—	—
Service	—	8,934

Total	143	9,553

Deferred costs:
Product	96	54
License	—	—
Service	—	3,562

Total	96	3,616

Deferred income	$47	$5,937

12. Restructuring Charges
     During the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.3 million of restructuring charges, respectively, compared to $1.5 million and $2.9 million in the same periods of fiscal 2005. The additional restructuring charges in the first three and nine months of fiscal 2006 were related to facilities charges resulted from revisions to estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the three months ended September 30, 2005 consisted of lease costs of excess facilities that were no longer needed. The restructuring charges in the nine months ended September 30, 2005 consisted of workforce reduction costs for termination and transition benefits for approximately 65 employees in the first quarter of fiscal 2005, and lease costs of excess facilities that were no longer needed in the third quarter of fiscal 2005.
     Accrued restructuring charges consist of the following at September 30, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	3,846	—	3,846
Restructuring charges	96	—	96
Cash drawdowns	(498)	—	(498)

Balance as of June 30, 2006	3,444	—	3,444
Restructuring charges	107	—	107
Cash drawdowns	(507)	—	(507)

Balance as of September 30, 2006	$3,044	$—	$3,044

     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.

13. Related Party Transactions
  Sales to Investee
     The Company entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited, whereby the Company became a 16.6% beneficial owner of Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company recognized service revenue of $66,000 and $330,000 for the three and nine months ended September 30, 2005, respectively. The Company did not have any revenue from this customer in the three and nine months of fiscal 2006. The investments in CL2 were valued at zero in the accompanying Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively.
  Indemnification Agreements
     The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.
14. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s condensed consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operation, or cash flows.
      In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
      In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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
     This report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will”, “might” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products, our ability to migrate our products to smaller process geometries, and our future gross margins, operating expenses and need for additional capital.
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
     During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. Each of those two strategic alliances, and the respective agreements that govern them, is independent of and unrelated to the other. Those two strategic alliances remain integral to our business planning in 2006, and have developed as follows:
•	On March 31, 2005, we entered into a design and engineering services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”). The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our prior project agreements expired by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. In April 2006, we entered into a series of new project agreements for us to continue to provide design and engineering services to the Sony Group during the second year of the two-year design and engineering services agreement. Those April 2006 project agreements provide for us to perform a variety of design and engineering services for the Sony Group over project periods ranging from three months to one year, ending March 31, 2007. Under those April 2006 project agreements, we initially provided the services of more than 100 engineers in the second quarter of fiscal 2006 to work on advanced projects for the Sony Group. Since April 2006, we have also negotiated some additional new project agreements with the Sony Group. Notwithstanding those most recent new project agreements, we experienced a reduction in Sony’s demand for our engineering services in the third quarter of fiscal 2006 and we expect a further reduction in Sony’s demand for our engineering services in the fourth quarter of 2006. We and the Sony Group are currently discussing additional potential engineering projects for us to perform for the Sony Group, but we cannot assure you that the parties will enter into any additional project agreements.

•	On May 12, 2005, we entered into a series of related definitive engineering and development services agreements with Microsoft Corporation. Those agreements provide for us to develop certain security technologies designed to enable end users to use or access certain products, services or functionality for limited periods of time or specific tasks on a variety of business models, including customer services offered on a pre-paid or subscription basis. Microsoft publicly announced and introduced that technology under the trade name FlexGo in May 2006. We have completed the services to be performed under these engineering and development services agreements, and we have obtained customer acceptance for such completed deliverables. Accordingly, in the nine months ended September 30, 2006, we recognized $9.8 million of fixed fee revenue and related fixed fee development costs of services, respectively. We currently are in negotiations with Microsoft regarding the provision of additional engineering and development services, but we do not necessarily expect that we will continue to supply engineering and development services in 2007 at the same level as we provided in 2006.
      In February 2006, we entered into and announced an agreement granting a license for our LongRun2 advanced power management technologies to Toshiba Corporation. That licensing agreement includes deliverable-based technology transfer fees, maintenance and technical support service fees, and subsequent royalties on products incorporating the licensed technologies. In September 2006, Toshiba exercised an option under that LongRun2 Technology License Agreement to acquire the right to use Transmeta’s LongRun2 Technology in all semiconductor devices manufactured by Toshiba using any of Toshiba’s CMOS manufacturing process technologies between the 90 nanometer and 22 nanometer generations. We completed all of our obligations related to our LongRun2 technology transfer to Toshiba in September 2006, and we recognized $10.0 million in license fees and approximately $146,000 in service fee revenue in the quarter ended September 30, 2006. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also contemplating licensing our intellectual property and microprocessor and computing technologies to other companies in the future.
      In June 2006, we entered into and announced an agreement with Advanced Micro Devices, Inc. (“AMD”), providing for AMD to distribute a special version of our Efficeon microprocessor on an exclusive basis worldwide. Under that distribution agreement, AMD has the exclusive rights to market, promote and sell the special Efficeon microprocessor product, which has been designed with secured processing capability for Microsoft’s recently announced FlexGo technology. FlexGo is a proprietary Microsoft security technology designed to enable end users to use or access certain products, services or functionality for limited periods of time or specific tasks on a variety of business models, including customer services offered on a pre-paid or subscription basis. The distribution agreement also grants to AMD certain limited licenses relating to the special Efficeon microprocessor, including a FlexGo-enabled version of our Code Morphing software and the Efficeon trademark. The distribution agreement has an initial term of 36 months and is renewable from year to year in incremental renewal terms of one year thereafter unless otherwise terminated by either party, with or without cause, upon two months prior notice.
      On October 11,2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. The complaint charges that Intel has infringed and is infringing our patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. The complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel has not yet responded to the complaint.
      In the three and nine months ended September 30, 2006, we incurred net income of $2.5 million and net losses of $7.6 million, respectively, and negative cash flows from operations of $10.2 million for the nine months ended September 30, 2006. While we have improved our financial results and financial position since our restructuring on March 31, 2005, we expect to report net losses and negative net cash flows during the last quarter of fiscal 2006. We are maintaining our current resource spend rates while seeking additional licenses of our LongRun2 technology, sales of our 90 nanometer Efficeon products, and additional engagements to provide development and design services.
      Our cash and cash equivalents and short-term investment balances were $50.7 million at September 30, 2006, as compared to $56.5 million at December 31, 2005. We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least September 30, 2007, although there is risk that our cash from operations could decline significantly over the next twelve months as a result of reduced demand for our engineering services by Sony Group or Microsoft. In the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least September 30, 2007.

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
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Product	3%	28%	3%	36%
License	58%	35%	22%	33%
Service	39%	37%	75%	31%

Total	100%	100%	100%	100%

Costs of product	0%	8%	0%	18%
Costs of license	0%	0%	0%	0%
Costs of service	23%	22%	45%	18%

Total cost of revenue	23%	30%	45%	36%

Gross profit	77%	70%	55%	64%

Operating expenses:
Research and development	28%	7%	28%	29%
Selling, general and administrative	28%	17%	36%	29%
Restructuring charges	0%	5%	0%	5%
Amortization of patents and patent rights	10%	6%	11%	9%
Stock compensation	0%	0%	0%	0%

Total operating expenses	66%	35%	75%	72%

Operating income (loss)	11%	35%	(20%)	(8%)
Interest income and other, net	4%	1%	4%	1%
Interest expense	(0%)	(0%)	(0%)	(0%)

Net income (loss)	15%	36%	(16%)	(7%)

     Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Product	$507	$7,927	$1,457	$21,401
License	10,000	9,628	10,000	19,628
Service	6,810	10,308	34,700	18,390

Total revenue	$17,317	$27,863	$46,157	$59,419

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

     Product Revenues. In both 2006 and 2005, our product revenues consist of two product groups: the older Crusoe chip product line and the newer Efficeon chip line. Product revenue in the three and nine months ended September 30, 2006 decreased by $7.4 million and $20 million over the three and nine months ended September 30, 2005, respectively. The decreases were due to the announced end of life of all Crusoe and 130 nanometer Efficeon products.
     We currently have no backlog of product orders. Given the announced end of life of all Crusoe and 130 nanometer Efficeon products, the sales of these products will continue to decline significantly in fiscal 2006. We further expect to continue supporting our 90 nanometer Efficeon products for the foreseeable future.
     License Revenue. Licensed revenue was increased by $0.4 million in the three months ended September 2006 and decreased by $9.6 million in the nine months ended September 2006. The increase for the three months ended September 2006 was due to significant revenue recognized from Toshiba in the month of September 2006. The decrease for the nine months ended September 2006 was due to no license revenue recognized for the first six months of 2006, as we were continuing to develop and market our LongRun2 advanced power management technology.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues were decreased by $3.5 million in the three months ended September 30, 2006 and increased by $16.3 million over the nine months ended September 30, 2005, respectively. The decrease in the three months ended September 2006 was driven by recognizing less revenue from billable engineering headcounts than that was recognized in the same quarter of prior year. The increase in the nine months ended September 2006 was attributable to recognizing three full quarters of revenue from billable engineering headcounts as well as recognizing a $9.8 million fixed fee development contract service revenue in the first two quarters of 2006; whereas, for the same period in prior year, only two quarters of service revenue from billable engineering headcounts was recognized. We expect to derive significant portion of our revenue by providing engineering services during the remainder of 2006.
Services Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Time & Materials Based Contracts	$6,665	$10,308	$24,715	$18,140
Fixed Fee Development Service	—	—	9,838	—
Maintenance & Technical Support Services for License	145	—	147	250

Total Services Revenue	$6,810	$10,308	$34,700	$18,390

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
     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements or providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company generally has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, the Company has elected to segment its fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the nine months ended September 30, 2006, the Company recognized $9.8 million fixed fee revenue and $5.1 million of the related fixed fee development costs of services, respectively.
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
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region, as well as the geographic areas in which they sell their products containing our microprocessors. The following table presents our sales to customers (each of which, except for Microsoft, is located in Asia) that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2006		2005		2006	2005
Toshiba	59%		*	%	22%	* %
Sony Corporation	38%		72%		54%	46%
Hewlett-Packard Corporation	*	%	20%		* %	14%
Microsoft Corporation	*	%	*	%	21%	* %
Fujitsu	*	%	*	%	* %	20%

*	represents less than 10% of total revenue
     The following table presents balances from our customers that accounted for more than 10% of our accounts receivable balance at September 30, 2006 and December 31, 2005:

	September 30,		December 31,
	2006		2005
Sony Corporation	98%		11%
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
All American	*	%	12%
Microsoft Corporation	*	%	12%
ASEM S.p.A.	*	%	11%

*	represents less than 10% of net accounts receivable
Costs of Revenues
     Cost of revenues consists of cost of product revenue, cost of license revenue and cost of service revenue.
Products:
     Our cost of product revenue is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Product revenue	100%	100%	100%	100%
Cost of product revenue	2%	27%	7%	51%

Product gross margin	98%	73%	93%	49%

     The significant decreases in our cost of product revenue in the three and nine months ended September 30, 2006 versus the corresponding periods of 2005 were primarily attributed to a benefit derived from sale of previously written-down inventory during the first three and nine months of 2006 from customers and lower manufacturing costs.
     Product gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory.
Licenses:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Cost of License revenue	$39	$46	$39	$71

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
     Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The increases in costs of service revenue resulted primarily from costs associated with design and engineering design revenues beginning in the second quarter of 2005 from a new design services agreement, a recognition of costs of a previously deferred fixed-fee development contract, and stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R). Service revenue and the related costs are summarized for the three and nine months ended September 30, 2006 and 2005 in the table below:
Costs of Services Revenue

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Time & Materials Based Contract	$3,913	$6,017	$15,533	$10,330
Fixed Fee Development Service	—	—	5,056	—

Total Cost of Services	$3,913	$6,017	$20,589	$10,330

Research and Development

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Research and development expenses	$4,838	$1,905	$12,859	$17,118

Amount classified to costs of service and deferred costs (1)	$3,688	$5,753	$15,007	$11,778

(1)	In fiscal 2006, we classified costs directly attributable to the design and development services agreements to costs of service revenues. In the prior years, such costs were included in the R&D activities as the employees involved with such activities were performing R&D related activities.
     Research and development expenses in the three months ended September 30, 2006 increased by $2.9 million over the comparable period in fiscal 2005, primarily due to less allocation of research and development headcounts to cost of services related Sony project and stock compensation expense which we recorded in fiscal 2006 under SFAS No. 123(R), not in fiscal 2005.
     Research and development expenses in the nine months ended September 30, 2006 decreased by $4.3 million over the comparable period in fiscal 2005. R&D expenses declined primarily as a result of lower headcount associated with attrition during the first quarter of 2005, and workforce reduction of manufacturing related R&D personnel as part of the March 31, 2005 restructuring plan. In addition to lower R&D expenses associated with personnel, we reduced our non-recurring engineering charges by $0.3 million in the nine months ended September 30, 2006 by discontinuing certain of our products, and by continuing to manufacture select models of our 90 nanometer Efficeon processor in connection with some of the third-party systems or platforms for which we also provide or have provided design and development services. The decrease is also attributable to more engineering headcounts being allocated from R&D expense to cost of services related to the Sony project in fiscal 2006 than that in fiscal 2005. These decreases in expenses were partially offset by stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R).
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

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Selling, general and administrative expenses	$4,847	$4,523	$16,434	$17,475

     Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $324,000, compared to the corresponding period of fiscal 2005, primarily due to stock compensation expense recorded in fiscal 2006 under SFAS No. 123(R).
     Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased by $1.0 million, compared to the corresponding period of fiscal 2005. The decrease in selling, general and administrative expenses were primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs, partially offset by stock compensation expense recorded in fiscal 2006 under SFAS No.123(R) and accounting costs as the Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.
     We anticipate that selling, general and administrative expenses will remain at current levels during future periods.
Restructuring Charges, net

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Restructuring charges, net	$107	$1,529	$277	$2,884

     During the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.3 million of restructuring charges, respectively, compared to $1.5 million and $2.9 million in the same periods of fiscal 2005. The decrease of restructuring charges in the first three and nine months of fiscal 2006 was attributable to rent restructured for one of the three buildings in September 2005 whereas such restructured charges were reduced by sublease rent in September 2006. The restructuring charge in the three months ended September 30, 2005 consisted of lease costs of excess facilities that were no longer needed. The restructuring charges in the nine months ended September 30, 2005 consisted workforce reduction costs for termination and transition benefits for approximately 65 employees in the first quarter of fiscal 2005, and lease costs of excess facilities that were no longer needed in the third quarter of fiscal 2005.
     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.
Amortization of Patents and Patent Rights

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Amortization of patent and patent rights	$1,711	$1,711	$5,134	$5,133

     Amortization of patents and patent rights were $1.7 million and $5.1 million in the three and nine months ended September 30, 2006, respectively, compared to $1.7 million and $5.1 million in the same periods in fiscal 2005. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
Stock Compensation

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30,2005	September 30, 2006	September 30, 2005
Stock compensation expense	$1,101	$—	$4,328	$(48)

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
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three and nine months ended September 30, 2006, we accounted for stock compensation under SFAS No. 123(R) while for the three and nine months ended September 30, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the three and nine months of fiscal 2005, under APB 25, we recorded zero and negative $48,000, respectively, of variable compensation expense based on the excess, if any, of the current market price of our stock as of the period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. Under SFAS No. 123 (R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended September 30, 2006 was not comparable to the prior-year periods.
Interest Income and Other, Net

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest income and other, net	$708	$305	$1,801	$644

     Interest income and other, net was $0.7 million and $1.8 million in the three and nine months ended September 30, 2006, respectively, compared to $0.3 million and $0.6 million in the same periods of fiscal 2005, respectively. The increase in interest income resulted primarily from higher yield on higher cash balances.
Interest Expense

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Interest expense	$42	$132	$114	$346

     Interest expense was $42,000 and $0.1 million for the three and nine months ended September 30, 2006, respectively, compared to $0.1 million and $0.3 million for the same periods in fiscal 2005, respectively. These decreases were primarily the result of lower average debt balances due to a debt arrangement to a development partner paid off during fiscal 2005.
Liquidity and Capital Resources
     Except for the second, third and fourth quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through the third quarter of 2006, we incurred a cumulative loss aggregating $663 million, which included net losses of $7.6 million during the first nine months of fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $56.5 million at September 30, 2006.
     The following comparison table summarizes our usage of cash and cash equivalents for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(10,192)	$1,118
Net cash provided by (used in) investing activities	(3,379)	5,880
Net cash provided by financing activities	4,671	2,836

Increase (decrease) in cash and cash equivalents	$(8,900)	$9,834

      We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least September 30, 2007, although there is risk that our cash from operations could decline significantly over the next twelve months as a result of reduced demand for our engineering services by Sony Group and Microsoft. In the event that our existing cash and cash equivalents and short-term investment balances and cash from operations were not sufficient to fund our operations, planned capital and research and development expenditures at current levels, we are positioned to limit our operations and reduce costs to permit us to continue to operate until at least September 30, 2007. It is also possible that we may seek to raise significant additional funds through public or private equity or debt financing in order to continue operations at current levels. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would likely result.

     While we have improved our financial results and financial position for the three months ended September 30, 2006, we expect to report net losses and negative net cash flows for the last quarter of fiscal 2006 and for the 12 months ended December 31, 2006. We anticipate maintaining our current resource spend rates for our operations during the fourth quarter of 2006, although we expect to increase our spend rate over time for litigation costs associated with our patent infringement lawsuit against Intel.
     Net cash used in operating activities was $10.2 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $1.1 million for the corresponding period in fiscal 2005. Net cash used in operating activities during the first nine months of fiscal 2006 resulted from a net loss of $7.6 million and decreases in advances from customers of $5.9 million, accrued restructuring charges of $1.5 million, and deferred income of $5.9 million, respectively, partially offset by non-cash charges of amortization of patents and patent rights of $5.1 million, stock compensation of $4.3 million and depreciation of $0.8 million, and a decrease in accounts receivables of $1.4 million.
     Net cash provided by operating activities during the first nine months of fiscal 2005 was primarily the result of a net loss of $4.1 million, increases in accounts receivable, accrued restructuring charges and prepaids and other current assets of $2.2 million, $1.1 million and $0.1 million, respectively. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $5.1 million, a decrease in inventory of $3.8 million and an increase in accounts payable and other accrued liabilities of $2.7 million. The increase in the accounts receivable balance was primarily attributed to increased service revenue for the nine months ended September 30, 2005, compared to the corresponding period of fiscal 2004.
     Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of $5.9 million for the corresponding period in fiscal 2005. This change was primarily due to $3.0 million in net purchases of available-for-sale investments and $0.4 million in purchases of property, plant and equipment in the first nine months of fiscal 2006, compared to $6.5 million in net sales of available-for-sale investments and $0.7 million in purchases of property, plant and equipment for the same period last year.
     Net cash provided by financing activities, consisting primarily of net proceeds from sales of common stock under our employee stock purchase and incentive stock options plans, was $4.7 million for the nine months ended September 30, 2006, compared to $2.8 million for the corresponding period in fiscal 2005.
     At September 30, 2006, we had $50.7 million in cash, cash equivalents and short-term investments. This compares to $56.5 million in cash, cash equivalents and short-term investments at September 30, 2005. We lease our facilities under non-cancelable operating leases expiring in 2008.
Restructuring
     During the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.3 million of restructuring charges, respectively, compared to $1.5 million and $2.9 million in the same periods of fiscal 2005. The additional restructuring charges in the first three and nine months of fiscal 2006 were related to facilities charges resulted from revisions to out estimates of future sublease income due to the prolonged recovery of the applicable real estate market. The restructuring charge in the three months ended September 30, 2005 consisted of lease costs of excess facilities that were no longer needed. The restructuring charges in the nine months ended September 30, 2005 consisted workforce reduction costs for termination and transition benefits for approximately 65 employees in the first quarter of fiscal 2005, and lease costs of excess facilities that were no longer needed in the third quarter of fiscal 2005.

     Accrued restructuring charges consist of the following at September 30, 2006 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	74	—	74
Cash drawdowns	(484)	—	(484)

Balance as of March 31, 2006	3,846	—	3,846
Restructuring charges	96	—	96
Cash drawdowns	(498)	—	(498)

Balance as of June 30, 2006	3,444	—	3,444
Restructuring charges	107	—	107
Cash drawdowns	(507)	—	(507)

Balance as of September 30, 2006	$3,044	$—	$3,044

     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.
Contractual Obligations
     At September 30, 2006, we had the following contractual obligations:

	Payments Due by Period
		Remainder	2007 to	After
Contractual Obligations	Total	of 2006	2009	2009
		(In thousands)
Operating Leases(1)	$8,600	$1,212	$7,384	$4
Unconditional Purchase Obligations(2)	1,563	1,563	—	—

Total	$10,163	$2,775	$7,384	$4

(1)	Operating leases include agreements for building facilities.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
Off-Balance Sheet Arrangements
As of September 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s condensed consolidated financial statements.
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
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operation, or cash flows.
      In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
      In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of September 30, 2006, we had cash equivalents and available-for-sale investments of $50.7 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at September 30, 2006.
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
Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party in one consolidated stockholder lawsuit. Beginning in September 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the Court. It is possible that the parties may not reach a final written settlement agreement or that the Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
      On October 11, 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. The complaint charges that Intel has infringed and is infringing our patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. The complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel has not yet responded to the complaint.
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
     Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our product revenue and our licensing and service revenue has not been sufficient to cover our operating cash requirements. Beginning during our second quarter of fiscal 2005, our product business contributed positive gross margin to our operating results in part due to end-of-life sales demand and price increases on certain products; however, the sales of those products have declined significantly since the end of the third fiscal quarter of 2005. Further, while we improved our financial results and financial position beginning during our second quarter of fiscal 2005, we reported net losses during fiscal 2005 and the first nine months of fiscal 2006 and expect to report net losses and negative net cash flows during the remainder of fiscal 2006. Since our inception, we have incurred a cumulative loss aggregating $663 million, which includes net losses of $7.6 million during the first nine months of fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $56.5 million at September 30, 2006.
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
     In March 2005, we announced a modified business model and related restructuring plan. As part of this modified business model, we have decided to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in synergistic engineering services opportunities and continuing our product business on a modified basis to focus on those customer opportunities and product models that are economically advantageous for us. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, deliver engineering services in accordance with customer expectations, achieve market acceptance for our products or technologies, earn adequate revenues from the sale of our products or from our licensing and services businesses, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects should be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
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
     Our lawsuit against Intel for patent infringement will be costly to litigate, could be decided adversely to us, and could adversely affect our intellectual property rights, distract our management and technical staff, and cause our stock price to decline.
     On October 11, 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. Our complaint charges that Intel has infringed and is infringing our patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel has not yet responded to the complaint. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an unexpectedly adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Intel, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Intel might respond to our lawsuit by asserting counterclaims against us or by leveraging its dominant commercial and market position to injure our current and potential business relationships, with adverse affects on our business results. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.
We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures until at least September 30, 2007, although there is risk that our cash from operations could decline significantly over the next twelve months as a result of reduced demand for our engineering services by Sony Group and Microsoft. Accordingly, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies or to enhance our products or service competencies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second, third and fourth quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
•	fund expansion;

•	fund marketing expenditures;

•	develop or enhance our products or technologies;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	fund litigation to enforce our intellectual property rights;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.
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
     We believe that our success will depend in part upon our proprietary technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and technologies, and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties might breach confidentiality agreements or other protective contracts with us, and we might not be able to enforce our rights in the event of these breaches. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We might be required to spend significant resources to monitor, protect and enforce our intellectual property rights. For example, in October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies.

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
We have only recently entered the engineering services business, and our ability to succeed in that line of business is uncertain and subject to many risks
     While we have already generated revenue from delivering engineering services to third parties under contract, we entered that line of business only recently and have only limited experience as a provider of contract engineering services. Our current engineering services business is substantially limited to two agreements entered into during fiscal 2005, one entered into with the Sony Group in March 2005, and one entered into with Microsoft in May 2005. The term of the design services agreement with Sony Group extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our initial project agreements with Sony Group expired by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. Since March 2006, we entered into a series of new project agreements for us to continue to provide design and engineering services to the Sony Group over project periods ranging from three months to one year, all ending on or before March 31, 2007. Notwithstanding those project agreements, we experienced a reduction in Sony’s demand for our engineering services in the third quarter of fiscal 2006, and we expect a further reduction in Sony’s demand for our engineering services in the fourth quarter of 2006. Independently, we have completed the services to be performed under our engineering and development services agreements with Microsoft. Although we are currently discussing separate and unrelated potential engineering and development services projects with each of Sony Group and Microsoft, we cannot assure you that we will reach any project agreement to provide such services to either of those companies, and we do not necessarily expect that the demand for our engineering services in 2007 will be similar to the demand that we experienced in 2006. Under all of our engineering services agreements, we are obligated to provide certain design or development service to our customers or to achieve certain project milestones.

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
     Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 97% of total revenue during the first nine months of fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue. Our future revenue will depend upon our ability to meet contractual obligations under our customer agreements and on our ability to fulfill product orders, if any, from these customers.
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
Item 5: Other Information
      On October 31, 2006, the Company entered into a Consulting Agreement with Lester M. Crudele, a non-employee member of the Company’s Board of Directors. Under the terms of the Consulting Agreement, in addition to and independent of his service as a member of the Board of Directors, Mr. Crudele will perform consulting services for the Company relating to the evaluation of business opportunities and the planning of potential projects to develop advanced computing technologies, as requested by the Company’s President and Chief Executive Officer, Arthur L. Swift. Under the Consulting Agreement, Mr. Crudele shall serve as a consultant to the Company through January 31, 2007, unless the Consulting Agreement is extended or earlier terminated. In consideration for Mr. Crudele’s performances of consulting services, the Company shall pay Mr. Crudele a consulting fee of $2,500 per day. The Consulting Agreement also provides, however, that the aggregate amount of the Company’s payments to Mr. Crudele for consulting services rendered under the Consulting Agreement shall not exceed $59,999 during any period of twelve(12) consecutive months beginning on October 31, 2006.

Item 6. Exhibits
     (a) Exhibits.
     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.29	Consulting agreement between Lester M. Crudele and Transmeta Corporation dated October 31, 2006

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ RALPH J. HARMS

Ralph J. Harms
Chief Financial Officer
Date: November 6, 2006		(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.29	Consulting Agreement between Lester M. Crudele and Transmeta Corporation dated October 31, 2006

31.01	Certification by Arthur L. Swift pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Arthur L. Swift pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.