Form 10-K
period 2006-12-31
TRANSMETA CORP
filed 2007-03-30
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Stock Purchase Rights

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐ Accelerated filer     ☑  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $285,660,563 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2007, 199,913,774 shares of the registrant’s common stock, $.00001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference into Parts II and III hereof. Except with respect to information specifically incorporated by reference in this 10-K, the Proxy Statement is not deemed to be filed as part hereof.

TRANSMETA CORPORATION

FISCAL YEAR 2006 FORM 10-K

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this Report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will”, “might” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our technologies, and our future gross margins, operating expenses and need for additional capital.

Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in the section entitled “Risks Factors.” You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

Item 1.	Business

General

Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We are presently focused on developing and licensing our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing our computing and microprocessor technologies to other companies.

From Transmeta’s inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we derived the majority of our revenue from selling our microprocessor products. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain that line of business. Consequently, in 2005 we put most of our microprocessor products to End-of-Life status and began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. During the first half of 2005, we entered into two significant strategic alliance agreements with other companies to leverage our intellectual property rights and our microprocessor design and development capabilities, and to harvest value from certain of our legacy microprocessor products. During 2005 and 2006, we pursued three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. In February 2007 we announced and initiated a restructuring plan to streamline our operations and focus our efforts and resources on our primary line of business in developing and licensing intellectual property and technology.

Our Licensing Business

We began the commercial licensing of certain of our intellectual property and advanced computing and semiconductor technologies to other companies in 2003, and we expect to continue building this line of business in the future. We have derived most of our revenue in this line of business from licensing and services agreements relating to our proprietary LongRun2 technologies for advanced power management and transistor leakage control. Since March 2004, we have entered into and announced agreements granting licenses for our LongRun2 technologies to NEC Electronics, Fujitsu Limited, Sony Corporation and Toshiba Corporation. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies, and we are also working to license our intellectual property and microprocessor and computing technologies to other companies. We cannot assure you that in 2007 we will enter any additional licensing agreements or generate any royalties under our existing licensing agreements.

Our Services Business

In 2005, we entered into two significant and unrelated strategic alliance agreements with other companies to leverage our microprocessor design and development capabilities by providing engineering services to other companies under contract. In March 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we provided the design and engineering services of up to 140 Transmeta engineers to work on advanced projects for Sony Group pursuant to a series of project agreements entered during 2005 and 2006. Separately, in May 2005 we entered into a series of development services agreements with Microsoft Corporation, under which agreements we provided development services of up to 30 Transmeta engineers to develop a customized microprocessor and certain platform technologies for a proprietary Microsoft project, which project Microsoft announced in May 2006 under the name FlexGo. We have successfully completed our work for the Microsoft FlexGo program. We have also successfully completed virtually all of our work under our project agreements with Sony Group, and we expect to complete any remaining services work for Sony Group under those agreements, on schedule, on or before March 31, 2007.

Although we derived substantial revenue in 2005 and 2006 from our performance of engineering services under our contracts with Sony Group and Microsoft, the demand for such services was unpredictable and varied from quarter to quarter, and we experienced significant reductions in the demand for our engineering services in 2006 due to our completion of major programs and our customers’ declining needs for such services. The billable time for our services engineers declined to the point where the cash generated by our services business was no longer sufficient to cover the costs associated with that business. In spite of our successful execution on our services work, we determined that the high cost structure and low growth potential of our engineering services business is not consistent with our business model in 2007. Therefore, we have decided not to continue pursuing engineering services as a separate line of business. Accordingly, in February 2007 we initiated a restructuring plan to realign our headcount and expenses with our core business of licensing technology and intellectual property.

We intend to continue providing engineering and support services as an important element of our technology licensing business, and we also plan to continue exploring and pursuing strategic alliance opportunities with other companies that might include an engineering services component. We cannot assure you that in 2007 we will enter into any technology licenses or strategic alliances that will result in any significant engineering services revenue.

Our Product Business

Historically, our product business model focused on designing, developing and selling energy efficient x86-compatible microprocessor products, including products in both our Crusoe® and Efficeontm microprocessor families. Unlike traditional microprocessors that are built entirely with silicon hardware, our microprocessor products utilize our innovative combination of software and hardware technology. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain that line of business. Consequently, in 2005 we put most of our microprocessor products to End-of-Life status and began modifying our business model to focus on licensing our intellectual property and advanced technologies to other companies.

In 2006 we derived only minimal product revenue from sales of our Crusoe and Efficeon microprocessor products, and we do not expect any additional product revenue from sales of those products in the future. We placed our Crusoe and 130 nanometer Efficeon products on End-of-Life status in the first quarter of 2005 and supported our customer programs through the end of 2005. We continued to sell and support our 90 nanometer Efficeon microprocessor products in 2006. In June 2006, we entered into an agreement with Advanced Micro Devices, Inc. (“AMD”), providing for AMD to distribute, on an exclusive basis worldwide, a special version of our 90 nanometer Efficeon microprocessor designed for Microsoft’s FlexGo technology. In 2006 we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we have not received any production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded an inventory write down for our remaining 90 nanometer Efficeon products as of December 31, 2006. As part of the restructuring plan that we announced in February 2007, we will have reduced our workforce and effectively ceased our operations relating to microprocessor production support as of March 31, 2007. As a consequence of these restructuring activities, we believe that we have exited the business of selling microprocessor products.

Customers

We have licensed our proprietary LongRun2 and advanced power management technologies to four companies. During the year ended December 31, 2006, we entered into such a licensing agreement with Toshiba Corporation.

In 2006, we entered into and derived revenue from our performance of engineering services under design services agreements with both the Sony Group and with Microsoft Corporation.

In 2006, we derived product revenue from our sales of Crusoe and Efficeon microprocessor products.

Based on total revenues for the year ended December 31, 2006, our top three customers were Sony Corporation, Microsoft Corporation and Toshiba Corporation.

Sales and Marketing

Our sales efforts for technology licensing and engineering services are targeted to semiconductor manufacturers and other companies with which we developed customer or manufacturing relationships in the course of our historical microprocessor product business, as well as to other semiconductor manufacturers and fabless semiconductor companies. We employ direct sales and marketing personnel based in the United States for our licensing business.

In 2006, we further reduced our sales efforts for our microprocessor products and focused on selling our products in connection with third-party systems or platforms for which we also provided design and development services. Based upon the changes that we have made to our product business model, we significantly reduced our sales and marketing activities and resources worldwide, including our direct sales personnel. In June 2006, we entered into an agreement with Advanced Micro Devices, Inc. (“AMD”), providing for AMD to distribute, on an exclusive basis worldwide, a special version of our 90 nanometer Efficeon microprocessor designed for Microsoft’s FlexGo technology. Otherwise, and beginning in 2005, we have substantially closed our sales and distribution network by terminating our agreements with distributors, stocking representatives and manufacturers’ representatives, as appropriate, to reflect changes to our business model.

Manufacturing

In 2006, we used third-party manufacturers for all of our wafer fabrication. We used Fujitsu Limited in Japan to manufacture our 90 nanometer Efficeon products and test wafers used to market licenses for our LongRun2 and advanced power management technologies. Advanced Semiconductor Engineering, or ASE, performed the initial testing of the silicon wafers that contain our microprocessors. After initial testing, ASE cut the silicon wafers into individual semiconductors and assembled them into packages. All testing was performed on standard test equipment using proprietary test programs developed by our test engineering group. We generally shipped our products from a third party fulfillment center in Hong Kong. We participated in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer fabrication plants and assembly subcontractor. We closely monitored wafer fabrication plant production to enhance product quality and reliability and yield levels.

Based upon the changes that we have made to our microprocessor product business model, we significantly reduced the number of our employees necessary to manage our manufacturing activities in 2005 and, as a result of the restructuring plan that we announced in February 2007, we will have reduced our workforce and effectively ceased our operations relating to manufacturing support as of March 31, 2007.

Competition

The development of advanced computing and microprocessor technologies is highly specialized and customized, and the related technical know how is subject to rapid technological change. The development of power management and transistor leakage control technologies is an emerging field subject to rapid technological change, and our competition for licensing such technologies, and providing related services, is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company offering or demonstrating any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Our current and prospective licensees are larger, technologically sophisticated companies, which generally have internal efforts to develop their own technological solutions. We expect to compete against any emerging competition on the basis of several factors, including the following:

•	technical innovation;

•	performance of our technology;

•	compatibility with other semiconductor design, materials and manufacturing choices by current and prospective licensees;

•	sufficient technical personnel available to provide relevant services and technical support;

•	reputation and branding; and

•	quality and pricing of our services and technical support.

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

Intellectual Property

Our success depends in part upon our ability to secure and maintain legal protection for the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our intellectual property rights include numerous issued U.S. patents, with expiration dates ranging from 2012 to 2027. We also have a number of patent applications pending in the United States and in other countries. It is possible that no more patents will be issued from patent applications that we have filed. Our existing patents and any additional patents that may be issued may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, Crusoe, Efficeon, LongRun, LongRun2, Code Morphing software, and AntiVirusNX.

Legal protections afford only limited protection for our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products or technology is difficult. Leading companies in the semiconductor industry have extensive intellectual property portfolios relating to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. There are currently no such third party claims that we believe to be material. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to defend against claims of infringement or invalidity, or to determine the validity and scope of the proprietary rights of others.

In October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. The Court has scheduled the initial case management conference for April 2007.

Employees

At December 31, 2006, we employed 198 people in the United States, Taiwan and Japan. Of these employees, 154 were engaged in research and development, 11 were engaged in sales and marketing and 33 were engaged in general and administrative functions. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. We expect to further reduce our workforce by approximately 55 employees on or about March 31, 2007, as we complete our existing engineering services work for Sony and Microsoft. None of our employees is subject to any collective bargaining agreements. We believe that our employee relations are good. We believe that our future success depends in part upon our continued ability to retain and hire qualified personnel.

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

For the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $679 million, which includes net losses of $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $42.7 million at December 31, 2006.

At the end of 2006 we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under the business model that we pursued during 2005 and 2006, which model included three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below in Item 7. Accordingly, we announced in February 2007 that we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. We expect to further reduce our workforce by approximately 55 employees on or about March 31, 2007. Although we believe that if the actions taken under our restructuring plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures in our focused business model through March 31, 2008, we recognize that there is substantial doubt about our ability to continue to operate as a going concern for a period that extends at least through March 31, 2008, and that our ability to continue as a going concern depends upon our successful execution of our restructuring plan.

We might fail to execute our restructuring plan or to operate successfully under our modified business model.

In February 2007, we announced a restructuring plan to focus on our core business of developing and licensing intellectual property and technology. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, achieve market acceptance for our technologies, earn adequate revenues from the sale of our products or from our licensing business, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.

We might not be able to execute under our restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Over the last year we have had substantial turnover in our executive management team, including the separations of our former president and CEO Arthur L. Swift in February 2007 and our former chief financial officer Mark R. Kent in May 2006. Some executives have joined us in key management roles only recently. In February 2007, Lester M. Crudele was appointed to serve as our president and chief executive officer, and Ralph J. Harms joined us as our chief financial officer in July 2006. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

Our lawsuit against Intel for patent infringement will be costly to litigate, could be decided adversely to us, and could adversely affect our intellectual property rights, distract our management and technical staff, and cause our stock price to decline.

In October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that we have infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. The Court has scheduled the initial case management conference for April 2007. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an unexpectedly adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Intel, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Intel might respond to our lawsuit by asserting counterclaims against us or by leveraging its dominant commercial and market position to injure our current and potential business relationships, with adverse affects on our business results. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.

We may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.

Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under our modified business model and related restructuring plan, it is possible that we may need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies in accordance with our modified business model, we might require more cash to fund our operations. Although we generated positive cash flows from operations during the second, third and fourth quarters of fiscal 2005, we have had a history of net losses and negative cash flow from operations and we might not sustain positive cash flow or profitability. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:

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

We have previously received notices of potential delisting of our stock from the Nasdaq National Market, now known as the Nasdaq Global Market, based on our failure to satisfy certain continued listing requirements of the Nasdaq Global Market, and we may be unable to satisfy those requirements in the future. To maintain our listing on the Nasdaq Global Market, we are required, among other things, both to make timely regular filings of periodic reports with the SEC and to maintain a minimum bid price per share of at least $1.00. On March 21, 2007, we received a letter from the Nasdaq Stock Market indicating that we were not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion. We will be provided 180 calendar days, or until September 17, 2007, to regain compliance with the minimum bid price rule. If we are unable to regain and maintain compliance with this or other listing requirements, our common stock may be delisted from the Nasdaq Global Market. Delisting from the Nasdaq Global Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease. If our common stock were to be delisted, holders of our common stock would be less able to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. The loss or discontinuation of our Nasdaq Global Market listing may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

Our licensing business depends on maintaining and increasing our LongRun2 licensing revenue, and we might be unsuccessful in our efforts to license our LongRun2 technology to other parties.

Although we have achieved increased revenue in our licensing business, our licensing business revenue will depend upon executing our obligations under existing licensing agreements and our entering into new licensing agreements. Most of our licensing revenue is currently associated with international customers. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.

We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies.

We have not yet earned nor received any royalties from any of our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees incorporating our technology into their manufacturing and products, their bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:

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

Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 96% of total revenue during fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue.

Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. The loss of any major customer or licensee, or delays in delivery or performance under our customer agreements, and could significantly reduce or delay our recognition of revenue.

We face intense competition in the power management market. Many of our competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.

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

If we do not keep pace with technological change, our technology offerings may not be competitive and our revenue and operating results may suffer.

The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. As a result, our technology offerings may not be competitive if we fail to develop and introduce new technology or technology enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing products to fully meet customer demands, particularly in view of our restructuring plan.

Our technologies may infringe the intellectual property rights of others, which may cause us to become subject to expensive litigation, cause us to incur substantial damages, require us to pay significant license fees or prevent us from selling our products.

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

If it were determined that our technologies infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our technologies in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or to reengineer our technologies successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing technology. Any of the foregoing could cause us to incur significant costs and prevent us from licensing our technologies

Any dispute regarding our intellectual property may require us to indemnify certain licensees or third parties, the cost of which could severely hamper our business operations and financial condition.

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

Our ability to implement our business plan in a rapidly evolving market requires effective planning and management process. Changes in our business plans could place significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will continue to improve our financial and managerial controls and procedures. We will also need to train and manage our workforce worldwide. If we fail to manage change effectively, our employee-related costs and employee turnover could increase and our business may not succeed.

We have significant international operations, which exposes us to risk and uncertainties.

We have licensed, and in the future we expect to license, most of our technologies to customers in Asia. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishing a classified board of directors so that not all members of our board may be elected at one time;

•	providing that directors may be removed only “for cause” and only with the vote of 66 2/3% of our outstanding shares;

•	requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorizing the issuance of “blank check” preferred stock that our board could issue to increase the number of shares outstanding and to discourage a takeover attempt;

•	limiting the ability of our stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to our board or for proposals that can be acted upon by stockholders at stockholder meetings.

In addition, the stockholder rights plan, which we implemented in 2002, and Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, which replaces SFAS 123 and supersedes APB 25. We were required to adopt SFAS 123(R) in our first quarter of fiscal year 2006. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) has and will continue to result in a decrease in any earnings that we report.

We may identify material weaknesses in our internal control over financial reporting.

In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. Certain of those material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We remediated all of those material weaknesses in our system of internal control over financial reporting in 2005, but we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. We also lease office space in Taiwan and Japan. As a result of our workforce reductions in fiscals 2002 and 2005, we vacated approximately 58,725 square feet of office space in Santa Clara, California. We have listed the vacated excess office space with a real estate broker in an effort to secure subtenants. As of December 31, 2006, approximately 31,100 square feet of vacated office space has been subleased. In February 2007, we initiated a restructuring plan to further streamline our operations and consolidate our office space. Under that plan, we expect to vacate during the first half of 2007 an additional 45,000 square feet of office space in Santa

Clara, California, including 22,500 square feet that we expect to vacate by the end of March 2007, and another 22,500 square feet that we plan to vacate by the end of June 2007. We have an agreement to sublease those 22,500 square feet that we are vacating in March 2007 to a third party that is expected to take occupancy in April 2007. We will list the other 22,500 square feet with our real estate broker in an effort to secure subtenants. We intend to close our offices in Taiwan and Japan, during the first half of 2007, and to list any vacated excess office space with a real estate broker in an effort to secure subtenants.

Item 3.	Legal Proceedings

The Company is a party to one consolidated stockholder lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the proposed settlement, it remains subject to final approval by the Court. A final settlement approval hearing on the proposed settlement was held in April 2006. The Court took the matter under submission and has not yet ruled. While we cannot predict with certainty whether the settlement will be approved, in whole or in part, we believe that the claims against the Company and the individual Transmeta defendants are without merit. In the event that the Court were not to approve the proposed settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

In October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. The Court has scheduled the initial case management conference for April 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the NASDAQ Global Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On March 22, 2007, the closing price of our common stock was $0.64.

	High	Low

Fiscal year ended December 31, 2005
First quarter	$1.67	$0.75
Second quarter	1.10	0.58
Third quarter	2.50	0.59
Fourth quarter	1.74	1.08
Fiscal year ended December 31, 2006
First quarter	$2.06	$1.13
Second quarter	2.32	1.32
Third quarter	1.64	1.08
Fourth quarter	1.31	1.10

Stockholders

As of February 22, 2007, we had approximately 553 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.

Dividends

Transmeta has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Meeting.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the RDG Semiconductor Composite over the same period. The graph assumes that $100 was invested in our common stock, the NASDAQ Stock Market Index and the RDG Semiconductor Composite on November 7, 2000, and calculates the annual return through December 31, 2006, and assumes the reinvestment of dividends, if any. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG TRANSMETA CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RDG SEMICONDUCTOR COMPOSITE INDEX

Item 6.	Selected Financial Data

The following table reflects selected consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of our company for the five years ended December 31, 2006.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
Product	$1,673	$24,636	$18,776	$16,225	$24,247
License	10,000	19,628	9,000	1,090	—
Service	36,877	28,467	1,668	—	—

Total revenue	48,550	72,731	29,444	17,315	24,247

Cost of revenue:
Product(1)(5)	303	12,271	36,335	16,324	17,127
License	39	71	—	—	—
Service(5)	22,062	15,990	730	—	—
Impairment charge on inventories(3)	1,802	—	—	—	—
Impairment charge on long-lived assets(3)	—	—	1,943	—	—

Total cost of revenue	24,206	28,332	39,008	16,324	17,127

Gross profit (loss)	24,344	44,399	(9,564)	991	7,120

Operating expenses:
Research and development(5)	20,120	19,609	52,765	48,525	63,603
Selling, general and administrative(5)	21,472	23,039	30,855	26,199	29,917
Restructuring charges (recovery)(2)	698	2,009	904	(244)	14,726
Amortization of patents and patent rights	6,846	6,846	9,217	10,530	11,392
Impairment charge on long-lived and other assets(3)	800	—	2,544	—	—
Stock compensation(4)	—	(34)	1,665	4,529	1,809

Total operating expenses	49,936	51,469	97,950	89,539	121,447

Operating loss	(25,592)	(7,070)	(107,514)	(88,548)	(114,327)
Interest income and other, net	2,370	1,253	827	1,389	4,962
Interest expense	(276)	(364)	(111)	(477)	(601)

Net loss	$(23,498)	$(6,181)	$(106,798)	$(87,636)	$(109,966)

Net loss per share — basic and diluted	$(0.12)	$(0.03)	$(0.61)	$(0.63)	$(0.82)

Weighted average shares outstanding — basic and diluted	195,839	190,404	175,989	139,692	134,719

Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,595	$27,659	$17,273	$74,765	$16,613
Short-term investments	29,955	28,811	36,395	46,000	112,837
Working capital	32,864	38,791	40,661	99,290	116,033
Total assets	56,729	79,314	89,613	171,590	197,555
Long-term payables, net of current Portion	1,333	—	5,000	356	18,116
Total stockholders’ equity	42,683	54,952	58,000	131,418	140,847

(1)	Cost of revenue includes $0, $0.5 million, $9.0 million, $1.5 million and $2.6 million, respectively, related to charges taken to decrease the value of our inventory to its fair market value in fiscal 2006, 2005, 2004, 2003 and 2002, respectively, which was partially offset by the sale of previously written down inventory and the reversal of previously accrued inventory charges of $0, $6.3 million, $0.6 million, $0.5 million and $1.9 million, respectively. In fiscal 2004, when we became aware of factors indicating that inventory associated with non-cancelable purchase orders would be sold to customers at a loss, we recorded a charge of $8.4 million in cost of revenue related to these non-cancelable orders.

(2)	Restructuring charges recorded in fiscal 2006 primarily consist of $0.7 million for excess facilities, in fiscal 2005 primarily consist of $1.8 million for excess facilities and $1.5 million related to a reduction in workforce, offset by a restructuring recovery of $1.3 million of charge due to re-occupation of certain buildings previously deemed in excess of the Company’s needs and a benefit derived from certain assets previously written off. Restructuring charge in fiscal 2004 and restructuring recovery in fiscal 2003 primarily relate to adjustments in the costs related to excess facilities. Restructuring charges recorded in fiscal 2002 primarily consist of $8.9 million for excess facilities, $1.6 million for equipment and prepaid software maintenance write-offs and $4.1 million related to a reduction in workforce.

(3)	During the fourth quarter of 2006 and 2004, we performed an impairment assessment of inventory charges and long-lived and other assets. As a result of this assessment, we recorded a charge in operating expenses of $0.8 million and $2.5 million, respectively, to write off certain long-lived and other asset balances. In 2006, the impairment was comprised of $0.3 million for property and equipment and $0.5 million for software maintenance prepayments. In 2004, the impairment was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments. These charges were included in operating expenses. Additionally, in the fourth quarter of 2006 and 2004, we recorded a charge in cost of revenue of $1.8 million for inventory impairment and $1.9 million for prepaid manufacturing tools.

(4)	Stock compensation includes $0, $0, $0.7 million, $1.8 million and $3.6 million in amortization of deferred stock compensation for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Stock compensation also includes $0, $(34,000), $1.0 million, $2.7 million and $(1.8) million in variable stock compensation for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(5)	Includes stock-based compensation charges as follows in year 2006:

	2006	2005	2004

Cost of product revenue	$9	$—	$—
Cost of service revenue	1,789	—	—
Research and development	1,723	—	—
Selling, general and administrative	2,253	—	—

Total stock-based compensation	$5,774	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

Overview

Transmeta Corporation develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We are presently focused on developing and licensing our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing our computing and microprocessor technologies to other companies.

From our inception in 1995 through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we derived the majority of our revenue from selling our microprocessor products. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain that line of business. Consequently, in 2005 we put most of our microprocessor products to End-of-Life status and began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. In 2005, we also entered into two significant and unrelated strategic alliance agreements with Sony and Microsoft, respectively, to leverage our microprocessor design and development capabilities by providing engineering services to other companies under contract. During 2005 and 2006, we pursued three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

In 2006, we continued to derive significant revenue from our licensing of intellectual property and technologies. In 2006, we entered into and announced a commercial licensing and services agreement with Toshiba Corporation relating to our proprietary LongRun2 technologies for advanced power management and transistor leakage control. The Toshiba licensing agreement is similar to our LongRun2 licensing agreements with NEC Electronics, Fujitsu Limited and Sony Corporation. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating the licensed technologies. We intend to continue our efforts to license our advanced power management technologies to other companies, and we are also working to license our intellectual property and microprocessor and computing technologies to other companies. We cannot assure you that in 2007 we will enter any additional licensing agreements or generate any royalties under our existing licensing agreements.

In 2006, we also derived significant revenue from our performance of engineering services under our contracts with Sony Group and Microsoft, but we completed the vast majority of that services work by the end of 2006, and we expect to have successfully completed all of our services work under those agreements, on schedule, on or before March 31, 2007. The demand for our engineering services has been unpredictable and varied from quarter to quarter, and we experienced significant reductions in the demand for our engineering services in 2006 due to our completion of major programs and our customers’ declining needs for such services. The billable time for our services engineers declined to the point where the cash generated by our services business was no longer sufficient to cover the costs associated with that business. In spite of our successful execution on our services work, we determined that the high cost structure and low growth potential of our engineering services business is not consistent with our business model in 2007. Therefore, we have decided not to pursue engineering services as a separate line of business. Accordingly, in February 2007 we initiated a restructuring plan to realign our headcount and expenses with our core business of licensing technology and intellectual property.

In 2006, we derived only minimal product revenue from sales of our Crusoe and Efficeon microprocessor products, and we do not expect any additional product revenue from sales of those products in the future. We placed our Crusoe and 130 nanometer Efficeon products on End-of-Life status in the first quarter of 2005 and supported our customer programs through the end of 2005. We continued to sell and support our 90 nanometer Efficeon microprocessor products in 2006. In June 2006, we entered into an agreement with Advanced Micro Devices, Inc. (“AMD”), providing for AMD to distribute, on an exclusive basis worldwide, a special version of our 90 nanometer Efficeon microprocessor designed for Microsoft’s FlexGo technology. In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we have not received any production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded an inventory write down for our remaining 90 nanometer Efficeon products as of December 31, 2006. As part of the restructuring plan that we announced in February 2007, we will have reduced our workforce and effectively ceased our operations relating to microprocessor production support as of March 31, 2007. As a consequence of these restructuring activities, we believe that we have exited the business of selling microprocessor products.

As a result of our 2006 operations, we reported total revenue of $48.6 million, a $24.1 million decrease compared to $72.7 million for the 2005 year. Our total revenue decreased primarily due to a decrease in product revenue of $22.9 million and license revenue of $9.6 million, partially offset by an increase in service revenue of $8.4 million.

As a percentage of total revenue, our overall gross margin was 50.1% in fiscal 2006, compared to 61.0% in fiscal 2005. The decrease in gross margin was due to a decrease in product revenues and license revenues, partially offset by an increase in service revenues. The decrease was also due to an impairment charge of $1.8 million in the fourth quarter of 2006 relating to certain product inventory that had been built in anticipation of demand resulting from the Microsoft FlexGo program. Our product revenue decreased from $24.6 million in 2005 to $1.7 million in 2006, with gross margins of 50.2% and negative 25.8%, respectively. The decrease in our product revenue is primarily attributable to the depletion of our inventory of legacy microprocessor products that we put to End-of-Life status in January 2005. Our license revenue decreased from $19.6 million to $10 million, but gross margin for both years remain the same at 99.6%. The decrease in license revenue reflects the fact that we granted one new LongRun2 license in 2006 as compared to two such licenses in 2005. Our service revenues increased from $28.5 million to $36.9 million with a gross margin of 40.2% in 2006 and 43.8% in fiscal 2005. Our total operating expenses were $49.9 million in fiscal 2006, compared to $51.5 million in fiscal 2005. The decrease in the Company’s total operating expenses was mainly due to a decrease in the selling and administrative costs resulting from a decrease of $1.0 million in Compensation and Benefits, a decrease of $2.2 million in temporary and contractual services, a decrease of $1.3 million in salaries for Research and Development, a decrease of $0.3 million in depreciation, a decrease of $0.5 million in corporate insurance and a decrease of $0.2 million in various Selling and Administrative items, offset by an increase of $4.0 million in stock-based compensation.

In fiscal 2006, we incurred a net loss of $23.5 million while we generated negative cash flows from operations of $19.9 million. This compares to fiscal 2005 in which we incurred a net loss of $6.2 million and positive cash flows from operations of $5.6 million.

Our cash and cash equivalents and short-term investment balances were $41.6 million at December 31, 2006, as compared to $56.5 million at December 31, 2005. As we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. Under our current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and we believe that as a result of actions taken under that plan, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures through March 31, 2008. If we are unable to generate cash from operations sufficient to sustain our research and development activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our research and development spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through March 31, 2008.

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

We believe the following critical accounting policies include the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	Maintenance and technical support services revenue;

•	Fixed fee development service revenue and cost of services; and

•	Recognition of time and materials based design service revenue

•	License and service revenue recognition;

•	Estimation of inventory valuations;

•	Stock-based compensation

•	Valuation of long-lived and intangible assets;

•	Restructuring charges; and

•	Loss contingencies;

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

Fixed Fee Development Service Revenue and Cost of Services.  In the first and second quarter of fiscal 2006, we recognized our service revenue and the associated costs as the project was completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables.

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

Estimation of Inventory Valuations.  Our inventory valuation policy stipulates that we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory at the end of each reporting period. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Conversely, if demand for estimated excess or obsolete materials exceeds our original estimates, or the sales prices for previously written down materials are higher than anticipated, our gross margins would benefit to the extent that the associated revenue exceeds the material’s adjusted value. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. Inventory on hand in excess of forecasted demand is not valued. In computing inventory valuation adjustments as a result of lower of cost or market considerations, we review not only the inventory on hand but also inventory in the supply chain pursuant to the non-cancelable purchase orders. If we become aware of factors that indicate that inventory associated with these non-cancelable purchase orders will be sold to customers below its cost, we accrue such loss as an additional cost of revenue and as an additional accrued liability on the balance sheet. Consistent with this policy, we recorded charges of $0.5 million for fiscals 2006, 2005 and 2004, respectively. For fiscals 2006 and 2005, the Company’s gross margins included an impairment charge on inventories of $1.8 million in 2006 and a benefit of $6.3 million in 2005 resulting from the sale of previously written down inventory.

Stock-based Compensation.  Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123,“Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options.

Through December 31, 2005, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of FASB 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net loss would have been increased by $11.6 million and $34.8 million in fiscal years 2005 and 2004, respectively. Also see Note 12 to our Consolidated Financial Statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenue, research and development, and selling, general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options as we adopted the provision of SFAS No. 123(R) on January 1, 2006 (see Note 1 — Summary of Significant Accounting Policies — Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

We account for stock compensation costs in accordance with SFAS No. 123(R) and apply the provisions of SAB 107. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

The guidance in SFAS No. 123(R) and SAB 107 is relatively new and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” as if the fair-value-based method had been applied in measuring compensation expense. We recorded employee stock compensation expense prior to fiscal 2006 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Accounting Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of the employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Valuation of Long-Lived and Intangible Assets.  Our policy for the valuation and impairment of long lived assets stipulates that, at the end of each accounting period or whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we evaluate our long-lived and intangible assets for impairment. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2006 and the fourth quarter of 2004, consistent with this policy, we recorded impairment charges of $0.8 million and $4.5 million respectively, related to certain long-lived and other assets associated with our product sales. We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

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

Restructuring Charges.  In fiscal 2002, in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. As part of the 2002 restructuring plan, we recorded restructuring charges of $10.6 million primarily related to lease costs and equipment write-offs. We recorded restructuring charges of $4.1 million related to a reduction in workforce during the third quarter of fiscal 2002. Our assumptions used in determining the estimation of restructuring expenses include the determination of the period that it will take to sublet our vacated premises, the market price that we would be able to command for the subleased space and the interest rate used to determine the present value of our future lease obligations. Any significant variation in these estimates compared to actual results may have a material impact on our restructuring expenses and our operating results. We reassess the restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities. The most significant variables of our accrued restructuring costs are the period that it will take to sublet our vacated premises and the market price at which we believe that we will be able to sublet our vacated facilities. For example, if it is determined that the rate for which we are able to sublease our vacated space is less than our assumed rate, our restructuring charges could significantly increase as a result. Additionally, if it takes longer than expected to sublease our vacated space, additional restructuring charges may be incurred. When reassessing our estimates, we incorporate the most recently available industry data regarding relevant occupancy and lease cost rates. We have found that these variables are often difficult to predict as there are many uncertainties related to the commercial real estate market in which we are attempting to sublet our vacated facilities. During the fourth quarter of fiscal 2003, we adjusted the balance in our accrued restructuring costs and recorded a recovery of $0.2 million of previously recorded restructuring charges. This adjustment was the result of an update in assumptions regarding the Company’s internal use of previously vacated office space, as well as the anticipated length of time before our vacated facilities are sublet to others. During the third quarter of fiscal 2004, we adjusted the balance in our accrued restructuring costs and recorded a charge of $0.9 million to restructuring charges. This adjustment was the result of an update to certain underlying assumptions regarding the sublease of our vacant facilities in future periods. The assumption had been revised such that we no longer assume that we will be able to sublease our previously vacated space that remained unused as of September 30, 2004. During fiscal 2005, we recorded restructuring charges of $1.5 million and $1.8 million, related to a workforce reduction and excess facilities, respectively. We also recorded a restructuring recovery of $1.3 million related to the reoccupation of certain excess facilities previously restructured. During fiscal 2006, we recorded restructuring charges of $0.7 million related to excess facilities.

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

Restructuring Charges.  Restructuring charges resulted from our decision in 2002 and 2005 to cease development and production of a previous generation of microprocessors. The restructuring charges consisted primarily of lease costs, employee severance and termination costs, equipment write-offs and other costs.

Amortization of Patents and Patent Rights.  These charges primarily relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001.

Impairment Charge on Long-Lived and Other Assets.  The impairment charge on long-lived and other assets was recorded in fiscal 2006 after the restructuring in the fourth quarter of fiscal 2006 as well as in fiscal 2004 after the emergence of indicators of impairment in the fourth quarter of fiscal 2004 related to the expected negative operating margin related to the Company’s product sales. This led to the recording of an impairment charge for assets for which the carrying amount exceeded their fair value.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

		Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Product	3%	34%	64%
License	21%	27%	30%
Service	76%	39%	6%

Total	100%	100%	100%

Costs of product	1%	17%	123%
Costs of license	—	—	—
Costs of service	45%	22%	3%
Impairment charge on inventories	4%	—	—
Impairment charge on long-lived assets	—	—	7%

Total cost of revenue	50%	39%	133%

Gross profit (loss)	50%	61%	(33)%
Operating expenses:
Research and development	41%	27%	179%
Selling, general and administrative	44%	32%	105%
Restructuring charges	1%	3%	3%
Amortization of patents and patent rights	14%	9%	31%
Impairment charge on long-lived and other assets	2%	—	9%
Stock compensation	—	—	6%

Total operating expenses	102%	71%	333%

Operating loss	(52)%	(10)%	(366)%
Interest income and other, net	5%	2%	3%
Interest expense	—	(1)%	—

Net loss	(47)%	(9)%	(363)%

Total Revenue

Revenues are generated from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees. Total revenue, which includes product, license and service revenue is presented in the following table:

Total revenue for the comparative periods is summarized in the following table:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Product	$1,673	$24,636	$18,776
License	10,000	19,628	9,000
Service	36,877	28,467	1,668

Total revenue	$48,550	$72,731	$29,444

Fiscal 2006 Compared to Fiscal 2005.  Total revenue was $48.6 million for fiscal 2006 compared to $72.7 million for fiscal 2005. The decrease in our product revenue is primarily attributable to the depletion of our inventory of legacy microprocessor products that we put to End-of-Life status in January 2005. The decrease in license revenue reflects the fact that we granted one new LongRun2 technology license in 2006 as compared to two such licenses in 2005.

Product Revenues.  Product revenue of $1.7 million for fiscal 2006 represents a $23.0 million decrease over product revenue in fiscal 2005. The decline was primarily attributable to the depletion of our inventory of legacy products that we put to End-of-Life status in January 2005.

License Revenue.  License revenue of $10.0 million during fiscal 2006 represents recognition of license fees related to technology transfers made to our fourth customer pursuant to one of our LongRun2 technology license agreements. The $9.6 million decline in license revenue from 2005 reflects the fact that we granted one new LongRun2 license in 2006 as compared to two such licenses in 2005.

Service Revenue.  Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues increased significantly from $28.5 million in fiscal 2005 to $36.9 million in fiscal 2006. This increase in service revenue was primarily attributable to the Fixed Fee Development Service revenue recognized in the first quarter of 2006.

Deferred income related to services was zero at December 31, 2006. We recognized all service income in the year 2006.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed Fee Development Service	$9,838	$—	$—
Time & Materials Based Contract	27,037	28,217	918
Maintenance and Technical Support Service	—	250	750
Other	2	—	—

Total Services Revenue	$36,877	$28,467	$1,668

Fixed Fee Development Service Revenue and Cost of Services.  In the first and second quarter of fiscal 2006, we recognized our service revenue and the associated costs as the project was completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables.

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

License Revenue.  License revenue of $19.6 million was recognized during fiscal 2005, which represent recognition of license fees related to technology transfers made to our second and third customer pursuant to one of our LongRun2 license agreements. The license revenue in fiscal 2004 represents recognition of license fees related to technology transfers made to our first customer pursuant to one of our LongRun2 license agreements.

Service Revenue.  Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues increased significantly to $28.5 million in fiscal 2005, versus $1.7 million in fiscal 2004. This increase in service revenue was attributable to our microprocessor design services beginning in the second quarter of 2005 with the Sony Group. As part of our modified business model announced March 31, 2005, we deployed the majority of our engineering headcount in design and development services arrangements.

On March 31, 2005, we entered into a design services agreement with Sony Computer Entertainment Inc. and Sony Corporation (collectively, the “Sony Group”), under which agreement we currently provide the design and engineering services of approximately one hundred and forty Transmeta engineers to work on advanced projects for Sony Group. The term of this design services agreement extends to March 31, 2007; however, the services we provide are agreed upon pursuant to specific project agreements with terms of one year or less. Our current project agreements expire by their terms on March 31, 2006, corresponding to Sony Group’s fiscal year end. We expect to continue to provide services to the Sony Group until March 31, 2007, and we are negotiating project agreements with the Sony Group respecting such services. However, due to the uncertainty of these negotiations, we cannot assure you that we will extend any of the current project agreements or enter any additional project agreements, or that such agreements, if any, will continue to require engineering services of the same kind or at the same level as we provided in 2005.

	Years Ended December 31,
	2005	2004
	(In thousands)

Time & Materials Based Contract	$28,217	$918
Maintenance & Technical Support Services for License	250	750

Total Services Revenue	$28,467	$1,668

Maintenance and Technical Support Services Revenue

We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates.

Fixed Fee Development Service Revenue and Cost of Services

In the first and second quarter of fiscal 2006, we recognized our service revenue and the associated costs as the project was completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables.

Time and Materials Based Design Service Revenue

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

Customer Concentration Information

We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products containing our microprocessors. The following table represents our sales to customers, each of which is located in Asia, that accounted for more than 10% of total revenue for fiscals 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Customer:
Sony Corporation	55%	52%	—
Fujitsu America Inc.	—	16%	—
Hewlett Packard International Pte Inc	—	15%	27%
Microsoft	20%	—	—
NEC Electronics Corp.	—	—	33%
Sharp Trading Corporation	—	—	12%
Toshiba	21%	—	—

*	represents less than 10% of total revenue

Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2006 and 2005 are as follows:

	December 31,
	2006		2005

Customer:
3COM Corporation		—	27%
OQO, Inc.	—		14%
All American	—		12%
ASEM S.p.A.	—		11%
Microsoft Corporation	100%		12%
Sony Corporation	—		11%
Hewlett Packard International Pte Ltd.	—		* %
Sharp Trading Corporation	—		* %

*	represents less than 10% of accounts receivable balance

Costs of Revenue

Cost of revenue consists of cost of product revenue, cost of license and cost of service revenue.

Cost of Products

Our product gross margin is comprised of the components displayed in the following table, shown as a percentage of product revenue:

	Years Ended December 31,
	2006	2005	2004

Product revenue	100.0%	100.0%	100.0%

Product cost	(75.5)%	72.6%	90.3%
Underabsorbed overhead	7.2%	0.6%	7.5%
Charges for inventory and other adjustments	(0.5)%	2.2%	98.7%
Benefits to gross margin from the sale of previously written down inventory	86.9%	(25.6)%	(3.0)%
Impairment charges for long-lived assets	107.7%	—%	10.3%

Cost of product revenue	125.8%	49.8%	203.8%

Gross margin	(25.8)%	50.2%	(103.8)%

Fiscal 2006 Compared to Fiscal 2005.  As a percent of product revenue, our cost of product revenue was 125.8% for fiscal 2006, compared to 49.8% in fiscal 2005. The increase in our cost of product revenue in fiscal 2006 versus fiscal 2005 was primarily attributed to Inventory impairment in fiscal 2006, resulting from restructuring in the fourth quarter of 2006.

Product gross margins were negative 25.8% in fiscal 2006 compared to 50.2% in fiscal 2005. As previously discussed, positive gross margins were achieved through a combination of higher benefits from previously written down inventories, higher ASP, lower manufacturing costs and higher product demand due to end of life orders.

In fiscal 2006, inventories were written down to zero at the close of a fiscal period. We recorded a benefit to product gross margin of approximately $0.3 million for fiscal 2006 and $6.3 million for the fiscal 2005. The $0.3 million benefit to gross margin during fiscal 2006 was associated with the sale of inventory that was previously reserved.

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

In fiscal 2005, we recorded a charge of $0.5 million to costs of revenue related to the valuation of inventory on hand, which resulted in a reduction of the carrying value of that inventory. As a component of this charge and in computing inventory valuation adjustments as a result of lower of costs or market considerations, we review the inventory on hand and inventory on order. In estimating the net realizable value of the inventory on hand and in determining whether the inventory on hand was in excess of anticipated demand, we took into consideration current assumptions regarding our future plans on its products and the related potential impact on customer demand and average selling prices. Inventories written down to net realizable value at the close of a fiscal period are not marked up in subsequent periods. Of the $0.3 million and $5.4 million of net inventory on hand at December 31, 2005 and 2004, respectively, zero and $2.4 million of net inventory, respectively, were adjusted to their net realizable value.

For fiscal 2005, we experienced an unexpected increase in demand for this previously written down inventory from customers who received notice of our intention to discontinue certain products and to substantially raise the ASPs on many of our products. We recorded a benefit to gross margin from the sale of previously written down inventory of approximately $6.3 million for fiscal 2005 and $0.6 million for the fiscal 2004. The $6.3 million benefit to gross margin during fiscal 2005 included (a) $3.3 million in sales to one customer of inventory that had been written down as of December 31, 2004, but was sold during fiscal 2005, because of favorable changes in that customer’s product specification requirements, and (b) $1.5 million associated with the sale of inventory that was improperly written down in the fourth quarter of fiscal 2004. We do not expect to realize additional gross margin benefit in future periods from the sale of such improperly written down inventory.

Gross margin may be impacted from future sales of other previously written down inventory to the extent that the associated revenue exceeds or fails to achieve the currently adjusted value of that inventory, although the amount is expected to be diminimus.

Cost of License

	Years Ended December 31
	2006	2005	2004
	(In thousands)

Cost of License	$39	$71	$—

The cost of license revenue represents an allocation of compensation cost of engineering support from the LongRun2 group dedicated to completing the transfer of the licensing technology.

Cost of Service Revenue:

The cost of service revenue is comprised of three sub-types: (i) Maintenance and Technical Support Services pursuant to the delivery of LongRun2 licenses; (ii) Fixed Fee Development Services; and (iii) Time and Materials Based Design Services. Costs of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support.

Fiscal 2006 Compared to Fiscal 2005.  The increase in costs of service revenue of fiscal 2006 as compared to fiscal 2005 was $6.1 million as a result of a first-time occurrence of $5.1 million of fiscal 2006 fixed fee development service costs and $1.8 million of stock-based compensation applicable to headcount associated with design and engineering design revenues, partially offset by a $.6 million decrease in fiscal 2006 headcount costs due to a decline in billable contractual design and engineering services and a first-time occurrence of $.2 million in fiscal 2005 license related maintenance and support service costs.

Fiscal 2005 Compared to Fiscal 2004.  The increase in costs of service revenue of fiscal 2005 as compared to fiscal 2004 was $15.3 million as a result of a $15.1 million fiscal 2005 increment of headcount costs associated with design and engineering design revenues and a first-time occurrence of $.2 million in fiscal 2005 license related maintenance and support service costs.

Service revenue and the related costs are summarized for 2006, 2005, and 2004 in the table below:

	Years Ended December 31
	2006	2005	2004
	(In thousands)

Fixed Fee Development Service	$5,053	$—	$—
Time & Materials Based Contract	17,005	15,779	730
License Related Maintenance and Support Services	—	211	—
Other	4	—	—

Total Cost of Services	$22,062	$15,990	$730

Research and Development

	Years Ended December31
	2006	2005	2004
	(In thousands)

Research and development expenses	$20,120	$19,609	$52,765

Amount reclassified to costs of service and deferred costs(1)	$16,321	$17,737	$—

(1)	In fiscal 2006 and 2005, we included costs directly attributable to the design and development services agreements in cost of service revenues. Prior to 2005, such costs were included in the research and development activities as the employees involved with such activities were performing research and development related activities in the prior years.

Fiscal 2006 Compared to Fiscal 2005.  Research and development (R&D) expenses were $20.1 million for fiscal 2006 compared to $19.6 million for fiscal 2005, representing an increase of $0.5 million, as a result of $1.7 million of stock-based compensation expense applicable to R&D personnel in fiscal 2006, partially offset by a decrease of $0.9 million in R&D employee-related headcount costs and $0.3 million in hardware and software costs in fiscal 2006.

We expect our research and development expense to increase in future periods due to anticipated reallocation of certain dedicated design and development services activities, currently classified as cost of services, and systems engineering and manufacturing support for both our LongRun2 development and further 90 nanometer Efficeon product enhancements for our focused product business.

Fiscal 2005 Compared to Fiscal 2004.  Research and development expenses were $19.6 million for fiscal 2005 compared to $52.8 million for fiscal 2004, representing a significant decrease of $33.2 million. Apart from the reclassification discussed above, R&D expenses declined as a result of lower non-recurring engineering charges by $7.6 million in the fiscal year ended December 31, 2005 as we discontinued certain of our products, and continued to manufacture select models of our 90 nanometer Efficeon processor for critical customers only under modified terms and conditions.

We expect our research and development expense to increase in future periods due to anticipated reallocation of certain dedicated design and development services activities, currently classified as cost of services, and systems engineering and manufacturing support for both our LongRun2 development and further 90 nanometer Efficeon product enhancements for our focused product business.

Selling, General and Administrative

Fiscal 2006 Compared to Fiscal 2005.  Selling, general and administrative expenses for fiscal 2006 decreased by $1.6 million compared to fiscal 2005. The decrease in selling, general and administrative expenses was primarily due to lower compensation and related employee expenses as well as lower temporary and contractual service costs. Included in the selling, general and administrative expenses in 2006 was $2.3 million of stock-based compensation expense.

Fiscal 2005 Compared to Fiscal 2004.  Selling, general and administrative expenses for fiscal 2005 decreased by $7.8 million compared to fiscal 2004. The decrease in selling, general and administrative expenses was primarily due to lower compensation and related employee expenses resulting from lower headcount following the March 31, 2005 restructuring plan, which significantly reduced our sales force and marketing costs. We anticipate that selling, general and administrative expenses will increase somewhat in the next several quarters due to additional headcount and accounting costs as the Company is required to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002.

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

During fiscal 2005, we recorded restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.8 million related to excess facilities related to the workforce reduction in early 2005, partially offset by a net restructuring benefit of $1.3 million as we reoccupied a portion of our previously vacated and restructured facilities.

During fiscal 2006, we recorded restructuring charges of $0.7 million related to excess facilities. We recorded total 2006 lost rent of $0.4 million and change of estimates of $0.3 million.

Accrued restructuring charges consist of the following at December 31, 2006 (in thousands):

	Building
	Leasehold	Workforce
	Costs	Reduction	Total Balance

Balance at December 31, 2003	$6,071	$—	$6,071
Restructuring charges	904	—	904
Cash drawdowns	(1,730)	—	(1,730)

Balance at December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance at December 31, 2005	$4,256	$—	$4,256
Restructuring charges	373	—	373
Change in estimates	325	—	325
Cash drawdowns	(1,970)	$—	(1,970)

Balance at December 31, 2006	$2,984	$—	$2,984

Amortization of Patents and Patent Rights

Amortization charges for fiscal 2006, 2005 and 2004 relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. See Note 7 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.

Fiscal 2006 Compared to Fiscal 2005.  Amortization of patents and patent rights was $6.8 million for both fiscal 2006 and fiscal 2005. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001.

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

Impairment Charge on Long-Lived and Other Assets

During the fourth quarter of 2006, we recorded a charge of $0.8 million related to long-lived and other assets associated with the product business and was comprised of $0.3 million for property and equipment and $0.5 million for software maintenance prepayments. During the fourth quarter of 2004, due to the emergence of indicators of impairment, we performed an assessment of our long-lived and other assets. The assessment was performed in connection with our internal policies and pursuant to SFAS 144. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, we recorded a charge of $2.5 million in 2004 to write-off such assets based on the amount by which the carrying amount of these assets exceeded their fair value, which was deemed to be zero and was based on the expected future discounted cash flows for the Company’s product sales. The assumptions supporting the estimated future discounted cash flows reflect management’s best estimates and may be affected by future events. The $2.5 million charge in 2004 related to long-lived and other assets associated with the product business and was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments.

Stock Compensation

Fiscal 2006 Compared to Fiscal 2005.  Stock compensation was zero for fiscal 2006 compared to negative $34,000 for fiscal 2005. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation.

Fiscal 2005 Compared to Fiscal 2004.  Stock compensation was negative $34,000 for fiscal 2005 compared to $1.7 million for fiscal 2004. The two components of stock compensation were the amortization of deferred stock compensation and variable stock compensation. Net amortization of deferred stock compensation for fiscal 2005 was none compared to $0.7 million for fiscal 2004. This decrease was primarily a result of amortizing the deferred charge on an accelerated method in accordance with our accounting policy. The amortization of the deferred stock compensation, calculated in connection with stock options granted prior to November 2000, was completed in fiscal 2004. Variable stock compensation for fiscal 2005 was negative $34,000, compared to $1.0 million in fiscal 2004. The decrease in the variable stock compensation component in fiscal 2005 compared to fiscal 2004 primarily resulted from a higher repayment amount of notes from which such variable stock accounting is applied, as well as a lower market price of our stock as of December 31, 2005 compared to the same period in the prior year.

Interest Income and Other, Net

Fiscal 2006 Compared to Fiscal 2005.  Interest income and other, net for fiscal 2006 was $2.4 million compared to $1.3 million fiscal 2005, representing an increase of $1.1 million, or 89.1%. This increase was primarily due to a higher interest rate earned in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004.  Interest income and other, net for fiscal 2005 was $1.3 million compared to $0.8 million compared for fiscal 2004, representing an increase of 62.5%. This increase was primarily due to a $0.2 million gain on an early debt extinguishment with a development partner and higher interest income resulting from higher yield on higher cash balances.

Interest Expense

Fiscal 2006 Compared to Fiscal 2005.  Interest expense for fiscal 2006 was $0.3 million compared to $0.4 million for fiscal 2005, representing a decrease of $0.1 million. The decrease in interest expense is due to an IBM note paid off at the end of 2005.

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

Liquidity and Capital Resources

For the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third and fourth quarters of 2005, we have historically reported negative cash flows from our operations because the gross profit, if any, generated from our product revenues and our license and service revenues has not been sufficient to cover our operating cash requirements. From our inception in 1995 through fiscal year 2005, we incurred a cumulative loss aggregating $679.0 million, which included net losses of $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004 and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $42.7 million at December 31, 2006.

At December 31, 2006, we had $41.6 million in cash, cash equivalents and short-term investments compared to $56.5 million and $53.7 million at December 31, 2005 and December 31, 2004, respectively. The following table summarizes selected items from our statements of cash flows for fiscal 2006, 2005 and 2004. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by/(used in) operating activities	$(19,933)	$5,588	$(77,687)
Net cash provided by/(used in) investing activities	(1,457)	1,917	(11,301)
Net cash provided by financing activities	5,326	2,881	31,496

Increase/(Decrease) in cash and cash equivalents	$(16,064)	$10,386	$(57,492)

We believe that if we were to continue under the business model that we pursued during and through our fiscal year ended December 31, 2006, our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months in all three of our significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

Accordingly, and as we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. We expect to further reduce our workforce by approximately 55 employees on or about March 31, 2007, as we complete our existing engineering services work for Sony and Microsoft. Under our current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and we believe that if our actions taken under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures through March 31, 2008. If we are unable to generate cash from operations sufficient to sustain our R&D activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our R&D spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through March 31, 2008.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

In addition to the restructuring plan referred to above, we are currently engaged in discussions with other companies regarding certain potential strategic alliance opportunities that could enable us to leverage our technologies, to raise operating capital and to improve or enhance our business in other ways. Although it is possible that we might raise additional operating capital or create new prospects by means of one or more strategic alliances with other companies, we have no assurance that we will achieve any such strategic alliance or that any such strategic alliance, if achieved, will prove favorable for us or our business.

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

Operating activities

Net cash used in operating activities was $19.9 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $5.6 million for the year ended December 31, 2005 and $77.7 million for the year ended December 31, 2004.

The net cash usage for operating activities during fiscal 2006 was primarily the result of a net loss of $23.5 million, as well as $2.0 million cash usage related to the building leasehold cost component of our restructuring charges. The usage in cash was partially offset by a decrease in accounts receivable of $1.4 million and an increase in accounts payable and accrued liabilities of $0.8 million. The net loss and changes in operating assets and liabilities were partially offset by non-cash charges related to amortization of patents and patent rights of $6.8 million, amortization of stock compensation of $5.8 million, depreciation of $1.1 million and non-cash restructuring charges of $0.7 million, partially offset by decreases in advances from customers of $5.9 million and deferred income of $5.9 million.

The net cash provided by operating activities during fiscal 2005 was primarily the result of non-cash charges related to amortization of patents and patent rights of $6.8 million, restructuring charges of $2.0 million and depreciation of $1.3 million, advances from customers of $7.3 million and deferred income of $5.9 million as well as decreases in inventories and accounts receivable of $5.1 million and $0.6 million, respectively. This provision in cash was partially offset by a $6.2 million of net loss, a $3.0 million of cash usage related to the workforce reduction and building leasehold cost component of our restructuring charges and a decrease of $14.1 million in accounts payable and accrued liabilities.

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

Investing activities

Net cash used in investing activities was $1.5 million for the year ended December 31, 2006 compared to net cash provided by investing activities of $1.9 million for the year ended December 31, 2005 and to net cash used by investing activities of $11.3 million for the year ended December 31, 2004.

The change in net cash used in investing activities was primarily due to the purchase of available for-sale investments of $28.0 million, $26.0 million and $75.0 million in fiscal 2006, 2005 and 2004, respectively. Offsetting the available for-sale investment were the proceeds provided from the maturity of available for-for-sale investments of $27.0 million, $33.5 million and $84.5 million, in fiscal 2006, 2005 and 2004, respectively. Additional cash was used to purchase property and equipment of $0.5 million, $0.8 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively. Payments made to a development partner were $0, $4.8 million and $11.0 million in fiscal 2006, 2005 and 2004, respectively. Payments made for previously acquired patents and patent rights were $0, $0 and $7.5 million for fiscal 2006, 2005 and 2004, respectively.

Financing activities

Net cash provided by financing activities was $5.3 million for the year ended December 31, 2006 compared to $2.9 million for the year ended December 31, 2005 and $31.5 million for the year ended December 31, 2004.

We received $5.3 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for fiscal 2006, compared to $3.2 million and $5.3 million for fiscals 2005 and 2004, respectively. These proceeds from stock issuances were partially offset by payments for debt and capital lease obligations of zero for fiscal 2006, compared to $0.4 million for fiscals 2005 and 2004, respectively. The decrease in payments for debt and capital lease obligations was primarily the result of the expiration of these leases in fiscal 2003.

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

At December 31, 2006, we had $41.6 million in cash and cash equivalents and short-term investments. We lease our facilities under non-cancelable operating leases expiring in 2008, and we lease equipment and software under non-cancelable leases expiring in fiscal 2006.

Contractual Obligations

At December 31, 2006, we had the following contractual obligations:

	Payments Due by Period
		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
	(In thousands)

Operating Leases	$7,392	$4,862	$2,526	$4
Unconditional Purchase Obligations(1)	2,729	$1,262	1,467	—

	$10,121	$6,124	$3,993	$4
Less: Sublease income	(465)	(316)	(149)	—

Total	$9,656	$5,808	$3,844	$4

(1)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

We believe that our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, or SFAS No. 155. SFAS No. 155 will be effective for us beginning in the first quarter of 2007. SFAS No. 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and it did not have a material impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3, to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-3 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2006, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 5.0%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $0.4 million decrease in our interest income. We do not use our investment portfolio for trading or other speculative purposes.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2006 (in thousands):

	2006	2007	Thereafter	Total	Fair Value

Cash equivalents	$11,595	—	—	$11,595	$11,595
Average rate	4.9%	—	—	4.9%	—
Short term investments	$23,963	$5,992	—	$29,955	$29,955
Average rate	4.9%	5.5%	—	5.0%	—

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transmeta Corporation

We have audited the accompanying consolidated balance sheets of Transmeta Corporation and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transmeta Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 12 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
March 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Transmeta Corporation

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Transmeta Corporation for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Transmeta Corporation for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

San Jose, California
March 25, 2005

TRANSMETA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,595	$27,659
Short-term investments	29,955	28,811
Accounts receivable, net of allowances for doubtful accounts of $0, in both 2006 and 2005	310	1,686
Inventories	—	265
Prepaid expenses and other current assets	2,729	2,279

Total current assets	44,589	60,700
Property and equipment, net	758	1,623
Patents and patent rights, net	9,234	16,080
Other assets	2,148	911

Total assets	$56,729	$79,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467	$1,521
Accrued compensation and related compensation liabilities	3,245	3,279
Deferred income, net	15	5,937
Other accrued liabilities	3,015	2,109
Advance from customers	1,320	7,260
Current portion of accrued restructuring costs	1,996	1,803
Current portion of long-term payable	667	—

Total current liabilities	11,725	21,909
Long-term accrued restructuring costs, net of current portion	988	2,453
Long-term payables, net of current portion	1,333	—

Total liabilities	14,046	24,362

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2006 and 2005	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares — 197,876,403 in 2006 and 191,710,620 in 2005	724,229	713,129
Treasury stock — 796,875 shares in 2006 and 2005	(2,439)	(2,439)
Accumulated other comprehensive loss	(66)	(195)
Accumulated deficit	(679,041)	(655,543)

Total stockholders’ equity	42,683	54,952

Total liabilities and stockholders’ equity	$56,729	$79,314

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except for per share data)

Revenue:
Product	$1,673	$24,636	$18,776
License	10,000	19,628	9,000
Service	36,877	28,467	1,668

Total revenue	48,550	72,731	29,444

Cost of revenue:
Product(1)(5)	303	12,271	36,335
License	39	71	—
Service	22,062	15,990	730
Impairment charge on inventories(3)	1,802	—	—
Impairment charge on long-lived assets(3)	—	—	1,943

Total cost of revenue	24,206	28,332	39,008

Gross profit (loss)	24,344	44,399	(9,564)

Operating expenses:
Research and development(5)	20,120	19,609	52,765
Selling, general and administrative(5)	21,472	23,039	30,855
Restructuring charges(2)	698	2,009	904
Amortization of patents and patent rights	6,846	6,846	9,217
Impairment charge on long-lived and other assets(3)	800	—	2,544
Stock compensation(4)	—	(34)	1,665

Total operating expenses	49,936	51,469	97,950

Operating loss	(25,592)	(7,070)	(107,514)
Interest income and other, net	2,370	1,253	827
Interest expense	(276)	(364)	(111)

Net loss	$(23,498)	$(6,181)	$(106,798)

Net loss per share — basic and diluted	$(0.12)	$(0.03)	$(0.61)

Weighted average shares outstanding — basic and diluted	195,839	190,404	175,989

(1)	Excludes $0, $0 and $445 in amortization of deferred stock compensation for the year ended December 31, 2006, 2005 and 2004, respectively.

(2)	Excludes $0, $(34), and $330 in variable stock compensation for the year ended December 31, 2006, 2005 and 2004, respectively.

(3)	Excludes $0, $0 and $232 in amortization of deferred stock compensation for the year ended December 31, 2006, 2005 and 2004, respectively.

(4)	Excludes $0, $0 and $658 in variable stock compensation for the year ended December 31, 2006, 2005 and 2004, respectively.

— Continued —

(5)	Stock-based compensation was relevant only for year ended 12/31/06 and it includes charges as follows in year 2006:

	2006	2005	2004

Cost of product revenue	$9	$—	$—
Cost of service revenue	1,789	—	—
Research and development	1,723	—	—
Selling, general and administrative	2,253	—	—

Total stock-based compensation	$5,774	$—	$—

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common			Accumulated
	Shares of	Stock		Deferred	Other		Total
	Common	at Amounts	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Stock	Paid-in	Stock	Compensation	Income/(Loss)	Deficit	Equity
	(In thousands, except for share and per share data)

Balance at December 31, 2003	167,528,493	$677,093	$(2,439)	$(696)	$24	$(542,564)	$131,418
Issuance of common stock at $2.90 per share, in connection with the over allotment option exercised by the underwriters related to the December 2003 common stock offering, net of issuance costs of $0.7 million	3,750,000	10,289	—	—	—	—	10,289
Issuance of common stock at $1.50 per share in public offering, net of issuance costs of $1.2 million	11,083,333	15,441	—	—	—	—	15,441
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	5,401,568	5,277	—	—	—	—	5,277
Issuance of common stock in connection with net warrant exercises at exercise price of $3.00 per share	9, 899	—	—	—	—	—	—
Stock compensation	—	(19)	—	696	—	—	677
Repayment of notes from stockholders	—	857	—	—	—	—	857
Variable stock compensation	—	988	—	—	—	—	988
Other comprehensive income	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	(106,798)	(106,798)

Comprehensive loss							(106,947)

Balance at December 31, 2004	187,773,293	709,926	(2,439)	—	(125)	(649,362)	58,000
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	3,937,327	3,237	—	—	—	—	3,237
Variable stock compensation	—	(34)	—	—	—	—	(34)
Other comprehensive income	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(6,181)	(6,181)

Comprehensive loss							(6,251)

Balance at December 31, 2005	191,710,620	713,129	(2,439)	—	(195)	(655,543)	54,952
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan,	6,165,783	5,326	—	—	—	—	5,326
Stock-based compensation		5,774					5,774
Other comprehensive income	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	(23,498)	(23,498)

Comprehensive loss							(23,369)

Balance at December 31, 2006	197,876,403	$724,229	$(2,439)	$—	$(66)	$(679,041)	$42,683

(See accompanying notes)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(23,498)	$(6,181)	$(106,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	5,774	(34)	1,665
Depreciation	1,050	1,299	3,639
Loss on disposal of fixed assets, net	—	65	—
Allowance for doubtful accounts	—	(9)	(206)
Amortization of patents and patent rights	6,846	6,846	9,217
Impairment charge on inventories	1,802	—	1,943
Impairment charge on long-lived and other assets	800	—	2,544
Non cash restructuring charges	698	2,009	904
Gain on debt settlement with a development partner	—	(200)	—
Changes in operating assets and liabilities:
Accounts receivable	1,376	613	(365)
Inventories	(1,537)	5,145	3,386
Prepaid expenses and other current assets	1,022	(61)	(649)
Other assets	(1,237)	—	—
Accounts payable and accrued liabilities	803	(14,074)	8,763
Deferred income	(5,922)	5,908	—
Advances from customers	(5,940)	7,260	—
Accrued restructuring	(1,970)	(2,998)	(1,730)

Net cash (used in) provided by operating activities	(19,933)	5,588	(77,687)

Cash flows from investing activities:
Purchase of available-for-sale investments	(28,000)	(26,000)	(74,994)
Proceeds from sale or maturity of available-for-sale investments	27,000	33,514	84,450
Purchase of property and equipment	(457)	(797)	(2,257)
Payment to development partner	—	(4,800)	(11,000)
Payment of previously acquired patents and patent rights	—	—	(7,500)

Net cash (used in) provided by investing activities	(1,457)	1,917	(11,301)

Cash flows from financing activities:
Net proceeds from public offering of common stock	—	—	25,730
Common stock issued under stock option plans and employee stock purchase programs	5,326	3,219	5,277
Repayment of notes from stockholders	—	18	857
Repayment of debt and capital lease obligations	—	(356)	(368)

Net cash provided by financing activities	5,326	2,881	31,496

Change in cash and cash equivalents	(16,064)	10,386	(57,492)
Cash and cash equivalents at beginning of period	27,659	17,273	74,765

Cash and cash equivalents at end of period	$11,595	$27,659	$17,273

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$4	$302	$47
Cash paid for taxes	56	145	152
Software licenses included in prepaid expense acquired with current and long-term payable	$2,000	—	—

(See accompanying notes)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The Company

Transmeta Corporation (the “Company”, “we”, “our”, or “us”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, the Company first became known for designing, developing and selling highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. The Company is presently focused on developing and licensing its advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing its computing and microprocessor technologies to other companies.

From its inception in 1995 through its fiscal year ended December 31, 2004, the Company’s business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing its first family of microprocessor products in January 2000, the Company derived the majority of its revenue from selling its microprocessor products. In 2003, the Company began diversifying its business model to establish a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies. Although the Company believed that its products deliver a compelling balance of low power consumption, high performance, low cost and small size, the Company did not generate product revenue sufficient to sustain that line of business. Consequently, in 2005 the Company put most of its microprocessor products to End-of-Life status and began modifying its business model to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. During the first half of 2005, the Company entered into two significant strategic alliance agreements with other companies to leverage its intellectual property rights and microprocessor design and development capabilities, and to harvest value from certain of its legacy microprocessor products. During 2005 and 2006, the Company pursued three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. In February 2007 the Company announced and initiated a restructuring plan to streamline our operations and focus our efforts and resources on our primary line of business in developing and licensing intellectual property and technology. As part of this restructuring plan, the Company will have effectively ceased its operations relating to microprocessor production support as of March 31, 2007. Furthermore, as a consequence of these restructuring activities, the Company believes that it has exited the business of selling microprocessor products and it has decided not to pursue engineering services as a separate line of business. The Company was incorporated in California as Transmeta Corporation on March 3, 1995. Effective October 26, 2000, the Company reincorporated as a Delaware corporation.

Basis of Presentation

For the fiscal year ended December 31, 2006, the Company had negative cash flows from its operations. Except for the second, third and fourth quarters of 2005, the Company has historically reported negative cash flows from its operations because the gross profit, if any, generated from revenues has not been sufficient to cover its operating cash requirements. From its inception in 1995 through fiscal year 2005, the Company incurred a cumulative loss aggregating $679.0 million, which included net losses of $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, and $106.8 million in fiscal 2004, which losses have reduced stockholders’ equity to $42.7 million at December 31, 2006. The Company believes that if it were to continue under the business model that it pursued during and through its fiscal year ended December 31, 2006, its existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund its operations, planned capital and research and development expenditures for the next twelve months in all three of its lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

Accordingly, the Company announced publicly in February 2007 that it is streamlining and restructuring operations to focus on its core business of developing and licensing intellectual property and technology. In

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2007, the Company began the initial phase of its restructuring plan by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. The Company expects to further reduce its workforce by approximately 55 employees on or about March 31, 2007. Under its current restructuring plan, the Company expects to reduce overall operating expenses to align with its current intellectual property and technology licensing opportunities, and the Company believes that if the actions taken under that plan are successful, its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and R&D expenditures through March 31, 2008. If the Company is unable to generate cash from operations sufficient to sustain its R&D activities at current levels, or to raise additional operating capital for that purpose, the Company believes that it would still be positioned to further reduce R&D spending, to monetize certain technology or intellectual property assets, and to focus on licensing its intellectual property assets to other companies so as to continue operations for a period that extends at least through March 31, 2008.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should it be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The critical accounting policies that require management judgment and estimates include license and service revenue recognition, inventory valuations, long-lived and intangible asset valuations, restructuring charges, loss contingencies and stock-based compensation.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

Net comprehensive loss includes the Company’s net loss, as well as unrealized gain/(loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the years ended December 31, 2006, 2005, and 2004, respectively, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net loss	$(23,498)	$(6,181)	$(106,798)
Net change in unrealized loss on investments	144	(15)	(173)
Net change in foreign currency translation adjustments	(15)	(55)	24

Net comprehensive loss	$(23,369)	$(6,251)	$(106,947)

Cash Equivalents and Short-term Investments

Highly liquid debt securities with insignificant interest rate risk and original maturities of three months or less from the balance sheet date are classified as cash equivalents. Debt securities with maturities greater than three months are available-for-sale and are classified as short-term investments.

All of Transmeta’s short-term investments were classified as “available-for-sale” as of the consolidated balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in interest income or expense.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization have been provided on the straight-line method over the related asset’s estimated useful life ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term. The assets are disposed of or retired at net book value. Repairs and maintenance costs are charged to expense as incurred.

Valuation and Impairment of Long-Lived and Intangible Assets

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

Research and Development

Costs to develop Transmeta’s products and licenses are expensed as incurred in accordance with the SFAS 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

Foreign Currency

The Company’s functional currency is U.S. dollar. All of our sales and substantially all of our expenses are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

Advertising Costs

All costs associated with advertising are expensed in the year incurred. We currently do not incur any advertising costs.

Income Taxes

Transmeta accounts for income taxes in accordance with the SFAS 109, “Accounting for Income Taxes”, which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax asset when management estimates, based on available objective evidence that is more likely than not that the future income tax benefit represented by net deferred asset will not be realized.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with the FASB’s SFAS 128, “Earnings Per Share”, for all periods presented. Basic and diluted net loss per share has been computed using the weighted- average number of shares of common stock outstanding during each period, less weighted-average shares subject to repurchase.

The Company has excluded all outstanding warrants, stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 38,345,707, 39,489,816 and 40,301,940 shares of common stock in 2006, 2005 and 2004, respectively, determined using the treasury stock method, were not included in the computation of diluted net loss per share because the effect would be antidilutive. These securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

The Company adopted SFAS 123(R) using the modified prospective application, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $5.8 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $4.7 million and $1.1 million, respectively. There was no stock-based compensation

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to employee stock options and employee stock purchases recognized during the years ended December 31, 2005 and December 31, 2004.

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

Accrued Restructuring Costs

The Company accounted for its restructuring activity during fiscal 2002 under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for recognition of liabilities and expenses associated with exit and disposal costs when the Company made a commitment to a firm exit plan. In July 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company accounted its restructuring activities in 2005 in accordance with SFAS 146, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, or SFAS No. 155. SFAS No. 155 will be effective for us beginning in the first quarter of 2007. SFAS No. 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and it did not have a material impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3, to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-3 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets.

3.	Financial Statement Components

Cash Equivalents and Short-Term Investments

All short-term investments as of December 31, 2006 and 2005 were classified as available-for-sale securities and consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

As of December 31, 2006:
Money market funds	$11,595	$—	$—	$11,595
Federal agency discount notes	16,000	—	45	15,955
Commercial paper	14,000	—	—	14,000

Total available-for-sale securities	$41,595	$—	$45	41,550

Less amounts classified as cash equivalents				(11,595)

Total short-term investments				$29,955

As of December 31, 2005:
Money market funds	$27,659	$—	$—	$27,659
Federal agency discount notes	25,000	—	189	24,811
Commercial paper	4,000	—	—	4,000

Total available-for-sale securities	$56,659	$—	$189	56,470

Less amounts classified as cash equivalents				(27,659)

Total short-term investments				$28,811

The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Fair
	Cost	Value
	(In thousands)

As of December 31, 2006:
Amounts maturing within one year	$24,000	$23,963
Amounts maturing after one year, within five years	$6,000	$5,992

The Company had a restricted cash balance of $110,000 at December 31, 2006 and 2005 which served as collateral for the Company’s credit card program.

To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.

The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2004. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2006 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2006 (in thousands):

	In Loss Position		In Loss Position
	< 12 Months		> 12 Months		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)

Short-term investments:
US Treasury and agency securities	$9,963	$(36)	$5,992	$(9)	$15,955	$(45)
Commercial paper	14,000	—	—	—	14,000	—

Total in loss position	$23,963	$(36)	$5,992	$(9)	$29,955	$(45)

Accounts Receivable

Customers who accounted for more than 10% of Transmeta’s accounts receivable balance at December 31, 2006 and 2005 are as follows:

	December 31,
	2006		2005

Customer:
3COM Corporation	*	%	27%
OQO, Inc.	*	%	14%
All American	*	%	12%
ASEM S.p.A	*	%	11%
Microsoft Corporation	100%		12%
Sony Corporation	*	%	11%

*	represents less than 10% of accounts receivable balance

Net accounts receivable at December 31, 2006 and 2005 included a reserve for returned material authorizations of $0 and $73,000, respectively.

Inventories

The components of inventories as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Work in progress	$—	$—
Finished goods	—	265

	$—	$265

For fiscals 2006 and 2005, the Company’s gross margins included a benefit of $0.3 million and $6.3 million, respectively, resulting from products being sold at average selling prices (ASPs) in excess of their previously written down values. In fiscal 2006, the Company also recorded an inventory impairment charge of $1.8 million.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2006	2005
	(In thousands)

Furniture and fixtures	$677	$1,635
Computer equipment	4,183	5,911
Computer software	1,858	1,825
Leasehold improvements	2,076	2,410

	8,794	11,781
Less: Accumulated depreciation and amortization	(8,036)	(10,158)

Property and equipment, net	$758	$1,623

In fiscal 2006, Transmeta recorded inventory an impairment charge of $0.3 million related to property and equipment. In fiscal 2004, due to the emergence of indicators of impairment, Transmeta performed an assessment of the carrying value of certain long-lived and other assets. As a result, during the fourth quarter of 2004, the Company recorded a charge of $1.7 million related to property and equipment. See Note 9 for further discussion on the impairment charge on long-lived and other assets.

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

	December 31,	December 31,
	2006	2005
	(In thousands)

Deferred revenue:
Product	$48	$619
Service	—	8,934

Total	48	9,553

Deferred costs:
Product	33	54
Service	—	3,562

Total	33	3,616

Deferred income, net	$15	$5,937

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other accrued liabilities

Other accrued liabilities consist of:

	December 31,	December 31,
	2006	2005
	(In thousands)

Accrued audit	$847	$885
Accrued insurance	546	—
Deferred rent	407	408
Accrued property taxes	179	5
Other	1,036	811

Total other accrued liabilities	$3,015	$2,109

  Advances from Customers

As of December 31, 2006 and 2005, the Company received $1.3 million and $7.3 million, respectively of cash advances from two customers for design and development services. These cash advances will be applied against future revenues from these two customers at the time the revenues are recognized.

4.	License Revenue and Cost of License

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

The costs associated with delivering license revenue consisted of compensation costs of engineering support dedicated to the transfer of the license technology. The Company reported cost of license revenue of $39,000 and $71,000 in fiscal 2006 and 2005, respectively. There was no comparable cost of license revenue in fiscals 2004.

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

Maintenance and Technical Support Services Revenue.  The Company offers maintenance and technical support services to its LongRun2 licensees. The Company recognizes revenue from maintenance agreements based

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. The Company reported maintenance and technical support service revenue of $0, $0.3 million, and $0.8 million for fiscals 2006, 2005 and 2004, respectively.

Fixed Fee Development Service Revenue and Cost of Services.  In the first and second quarter of fiscal 2006, we recognized our service revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for all the deliverables. on our Consolidated Balance Sheets.

Time and Materials Based Design Service Revenue.  The Company recognizes revenue for services performed under the design and engineering services agreement using the time and materials method as work is performed. The Company charges the customer fees based on an agreed upon billing rate and the customers also reimburse the Company for agreed upon expenses. The Company reported time and materials based design service revenue of $27 million, $28.2 million, and $0.9 million for fiscals 2006, 2005 and 2004, respectively.

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

Although the asset was impaired, the associated liability remains on the balance sheet. The liability was accreted to its future value using the effective interest method at a rate of approximately 15% per annum and the accretion expense was recorded as part of amortization of deferred charges, patents and patent rights. Accretion expense for these payments for fiscal 2006, 2005 and 2004 was $0 million, $0 million and $2.1 million, respectively. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $7.0 million and $6.0 million was made to IBM in December 2003 and 2002, respectively, in accordance with the terms of the agreement. Under the terms of a re-negotiation of payment terms made in October 2004, the Company made a $4.0 million payment to IBM in December 2004. The Company further re-negotiated the contract payment obligation with IBM in December 2004 by making an additional $7.0 million payment in December 2004 and deferred the remaining balance and related interest payments until June 30, 2006. In December 2005, the Company re-negotiated the contract payment obligation with IBM by making a payment of $4.8 million in exchange for the remaining debt balance. As a result of this early payment, the Company recorded a $0.2 million gain in early debt extinguishment in interest and other income, net.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Patents and Patent Rights

Patents and patent rights, net, consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Patents and patent rights	$47,920	$47,920
Less: Accumulated amortization	(38,686)	(31,840)

Patents and patent rights, net	$9,234	$16,080

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

Additional patents and patent rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patents and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million, $1.5 million and $4.0 million in cash in February 2003, 2002 and 2001, respectively. The Company issued 796,178 shares, 340,483 shares and 31,719 shares of the Company’s unregistered common stock in February 2003, 2002 and 2001, respectively. Each issuance had a market value of $1.0 million calculated in accordance with the terms of the agreement. As of December 31, 2006, the Company has no further commitments for these patents and patent rights.

Patents and patent rights are amortized on a straight-line basis over their expected life of seven years. The Company believes that a seven-year amortization period continues to be appropriate and consistent with the Company’s increased focus on the licensing of intellectual property under its modified business model. Amortization expense of $6.8 million was recorded in each of fiscal 2006, 2005 and 2004 related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)

Years ending December 31,
2007	6,846
2008	2,388

Total future amortization	$9,234

8.	Restructuring Charges

In the second quarter of fiscal 2002, Transmeta recorded a $10.6 million restructuring charge as a result of the Company’s decision to cease development and production of the TM6000 microprocessor. The restructuring charge

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted primarily of lease costs, equipment write-offs and other costs as the Company identified a number of leased facilities as well as leased and owned equipment that were no longer required.

On July 18, 2002 and in connection with Transmeta’s decision to cease the development and production of the TM6000 microprocessor, the Company terminated approximately 195 employees and contractors. As a result, the Company recorded severance and termination charges of $4.1 million in the third quarter of fiscal 2002, which excludes a credit of $1.7 million to deferred compensation expense related to stock option cancellations for terminated employees. Additionally, the Company paid approximately $531,000 for previously accrued compensation in the third quarter of fiscal 2002 in connection with the employee terminations. Of the approximately 195 employees and contractors that were terminated on July 18, 2002, approximately 44 were sales, marketing, and administrative employees and approximately 151 were research and development personnel. The Company’s workforce reduction was completed in the third quarter of fiscal 2002. Additionally, the Company vacated all excess facilities as of September 30, 2002.

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

During fiscal 2005, we recorded restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.8 million related to excess facilities and $1.5 million related to the workforce reduction in early 2005, partially offset by a net restructuring benefit of $1.3 million as we reoccupied a portion of our previously vacated and restructured facilities.

During fiscal 2006, we recorded restructuring charges of $0.7 million related to excess facilities. We recorded total 2006 lost rent of $0.4 million and change of estimates of $0.3 million.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued restructuring charges consist of the following at December 31, 2005 (in thousands):

	Building	Workforce
	Leasehold Costs	Reduction	Total Balance

Balance at December 31, 2002	$7,903	$102	$8,005
Restructuring recovery	(244)	—	(244)
Cash drawdowns	(2,473)	—	(2,473)
Non-cash drawdowns	885	(102)	783

Balance at December 31, 2003	6,071	—	6,071
Restructuring charges	904	—	904
Cash drawdowns	(1,730)	—	(1,730)

Balance at December 31, 2004	5,245	—	5,245
Restructuring charges	1,841	1,502	3,343
Adjustments and reversals	(1,278)	(56)	(1,334)
Cash drawdowns	(1,552)	(1,446)	(2,998)

Balance at December 31, 2005	4,256	—	4,256
Restructuring charges	373	—	373
Change in estimates	325	—	325
Cash drawdowns	(1,970)	—	(1,970)

Balance at December 31, 2006	$2,984	$—	$2,984

9.	Impairment of Long-Lived and Other Assets

During the fourth quarter of 2006, we recorded a charge of $0.8 million related to long-lived and other assets associated with the product business and was comprised of $0.3 million for property and equipment and $0.5 million for software maintenance prepayments. During the fourth quarter of 2004, due to the emergence of indicators of impairment, Transmeta performed an assessment of its long-lived and other assets. The assessment was performed in connection with the Company’s internal policies and pursuant to SFAS 144. The conclusion of the assessment was that the carrying value of certain assets was in excess of their expected future undiscounted cash flows. As a result, the Company recorded a charge in operating expenses of $2.5 million and a charge in cost of revenue of $1.9 million to write-off such assets based on the amount by which the carrying amount of these assets exceeded their fair value, which was deemed to be zero. The $2.5 million charge in operating expenses related to long-lived and other assets associated with the product business and was comprised of $1.7 million for property and equipment and $0.8 million for software maintenance prepayments. The $1.9 million charge in cost of revenue related to prepaid tools used in the manufacture of the Company’s products. All impaired assets were impaired based upon their net book value.

10.	Commitments and Contingencies

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at December 31, 2006 were $1.3 million for less than one year and $1.5 million for over one year. This amount does include contractual obligations recorded on the consolidated balance sheets as current liabilities.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

Transmeta leases its facilities and certain equipment under noncancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $7.4 million, $6.2 million and $3.0 million in fiscals 2006, 2005 and 2004, respectively. The facility leases provide for a 4% annual base rent increase. Of the total operating lease commitments of $9.7 million included in the table below, the Company has accrued $3.0 million of the liabilities as a component of accrued restructuring costs (See Note 8). During fiscals 2003 and 2004, Transmeta entered into agreements that expire in 2007 and 2008 to sublease portions of its facilities that were vacated as part of the 2002 restructuring plan. Accordingly, sublease income of $465,000, $325,000 and $188,000 in fiscals 2006, 2005 and 2004, respectively, derived from this agreement was charged to the accrued restructuring charge balance.

At December 31, 2006, future minimum payments for purchase obligations and operating lease obligations, net of sublease income are as follows:

Operating
Leases
(In thousands)

Years ending December 31,
2007	5,808
2008	3,028
2009 and thereafter	820

Total minimum net purchase and operating lease obligation payments	$9,656

Litigation

The Company is a party to one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the proposed settlement, it remains subject to final approval by the Court. A final settlement approval hearing on the proposed settlement was held in April 2006. The Court took the matter under submission and has not yet ruled. While we cannot predict with certainty whether the settlement will be approved, in whole or in part, we believe that the claims against the Company and the individual Transmeta defendants are without merit. In the event that the Court were not to approve

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the proposed settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

In October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing eleven Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel’s counterclaim seeks an award of unspecified treble damages and other costs as well as an injunction against further infringement of the seven Intel patents. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. The Court has scheduled the initial case management conference for April 2007. It is not possible to predict how these claims will be resolved, whether the Company will be found liable, or the nature and extent of alleged damages, consequently no amounts have been accrued for potential unfavorable settlement.

11.	Stockholders’ Equity

At December 31, 2006, the total common stock amount at a par value of $0.00001 per share is minimal. The Company therefore reports the common stock and paid in capital amounts in total.

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

Common Stock Reserved for Issuance

Shares reserved for future issuance are as follows:

	December 31,
	2006	2005

Warrants outstanding	365,032	365,032
Options outstanding	37,980,675	39,124,784
Employee Stock Purchase Plan	85	570,871
Future option grants	23,899,524	16,847,775

	62,245,316	56,908,462

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants

Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2006:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date

January 1998	125,032	$1.25	December 2007
April 1998	240,000	$1.25	April 2008

Total number of shares	365,032

At the time of issuance, the warrants were valued using the Black-Scholes valuation model based on the assumptions used for stock-based awards to employees (see Note 12) except that a volatility of 0.80 was used through fiscal 2000.

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

The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could harm the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of Transmeta and might harm the market price of its common stock and the voting and other rights of the holders of common stock. As of December 31, 2006 and 2005, there were no shares of preferred stock outstanding.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transmeta initially reserved 7,000,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 9,585,531, 9,388,664 and 8,376,425 shares were added to the Plan in 2006, 2005 and 2004 respectively. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, zero, zero and 461,781 shares were also added to the Plan in 2006, 2005 and 2004, respectively.

Non-Plan Stock Option Grants

Transmeta has from time to time granted options outside of its plans (“Non-Plan Stock Options”). Non-Plan Stock Options to purchase shares of common stock authorized and granted were 7,046,000 in 2000 and 2,500,000 in 1999. No non-plan stock options were granted in 2006, 2005, 2004, 2003 and 2002.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Summary

The following is a summary of the Company’s stock option activity under the Plan and the Prior Plans and related information:

					Weighted
			Weighted	Weighted	Average	Aggregate
	Shares		Average	Average	Remaining	Intrinsic
	Available for	Number of	Exercise	Grant Date	Contractual	Average
	Grant	Shares	Price	Fair Value	Term	Value
					(In years)	(In thousands)

Balance at December 31, 2003	4,229,540	33,139,998	$2.73
Additional shares reserved	8,838,206	—
Options granted	(11,775,000)	11,775,000	$1.67	$0.96
Options exercised	—	(1,685,132)	$1.25
Options canceled	2,884,373	(3,426,154)	$3.13

Balance at December 31, 2004	4,177,119	39,803,712	$2.44
Additional shares reserved	9,388,664	—
Options granted	(15,408,356)	15,408,356	$0.80	$0.52
Options exercised	—	(604,196)	$0.91
Options canceled	15,333,088	(15,483,088)	$2.23

Balance at December 31, 2005	13,490,515	39,124,784	$1.90
Additional shares reserved	9,585,531	—
Options granted	(7,826,163)	7,826,163	$1.48	$0.98
Options exercised	—	(3,677,891)	$0.95
Options canceled	5,292,381	(5,292,381)	$1.93

Balance at December 31, 2006	20,542,264	37,980,675	$1.90		7.2	$4,014

Vested and expected to be vested		36,091,816	$1.94		7.1	$5,714
Options Exercisable at December 31, 2006		24,334,758	$2.31		6.3	$2,094

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Transmeta’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of Transmeta’s stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $2.3 million.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Weighted Average
Shares Exercisable at:	Shares	Exercise Price

December 31, 2004	19,174,403	$3.07
December 31, 2005	23,022,447	$2.58
December 31, 2006	24,334,758	$2.31

The exercise prices for options outstanding and exercisable as of December 31, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price

$0.19 - $0.72	903,377	5.67	$0.6703	535,168	$0.6464
$0.75 - $0.75	8,456,957	8.35	$0.7500	4,097,575	$0.7500
$0.77 - $1.15	4,047,228	6.87	$0.9761	3,043,558	$0.9975
$1.19 - $1.30	3,932,486	7.89	$1.2190	2,612,211	$1.2160
$1.31 - $1.43	1,028,667	9.05	$1.3697	158,518	$1.3563
$1.48 - $1.48	5,810,481	9.42	$1.4800	706,566	$1.4800
$1.49 - $2.15	4,318,474	7.12	$1.8791	3,741,901	$1.8834
$2.16 - $2.46	4,118,655	5.19	$2.4156	4,099,391	$2.4158
$2.48 - $6.00	4,333,679	4.40	$4.3322	4,309,199	$4.3351
$8.25 - $14.49	1,030,671	3.83	$9.4522	1,030,671	$9.4522

Total	37,980,675	7.21	$1.9031	24,334,758	$2.3122

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

2000 Employee Stock Purchase Plan

Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 1,917,106, 1,877,732, 1,675,285 and 1,360,861 shares were added to the Purchase Plan in 2006, 2005, 2004 and 2003, respectively. In May 2002, the Company’s stockholders authorized an additional 4,000,000 shares to be available under the Purchase Plan. As of December 31, 2006, 15,457,434 shares had been issued under the Purchase Plan.

The number of shares and weighted-average fair value of shares issued under the Company’s employee stock purchase plan for year 2006, 2005 and 2004 are:

	Year Ended	Year Ended	Year Ended
	2006	2005	2004

Number of shares issued	2,487,892	3,333,131	3,716,436
Fair value of shares issued	0.67	0.41	0.56

Deferred Stock Compensation

Transmeta recorded deferred stock compensation of $46.0 million during 2000, representing the aggregate difference between the exercise prices of certain options and the deemed fair values of common stock subject to the options as of the respective measurement dates. This amount is being amortized by charges to operations, using the accelerated graded method, over the four year vesting periods of the individual stock options, ending in fiscal 2004. During 2006, 2005 and 2004, the Company recorded zero, zero, $0.7 million, respectively, of net amortization expense related to deferred stock compensation. The Company completed its amortization of deferred stock compensation in fiscal 2004.

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

The Company adopted SFAS 123(R) using the modified prospective application, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 1 23(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $5.8 million consisted of stock-based compensation expense related to employee stock options and employee stock purchases of $4.7 million and $1.1 million, respectively.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the twelve months ended December 31, 2005 and December 31, 2004 for options granted to employees with a market value greater than the exercise price of the underlying common stock on the date of grant.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma information for year ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Years Ended December 31
	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(6,181)	$(106,798)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	$(34)	$1,665
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	$(11,566)	$(34,756)

Pro forma net loss	$(17,781)	$(139,889)

Basic and diluted net loss per share — as reported	$(0.03)	$(0.61)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.79)

Impact of the Adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands, except per share data):

Year Ended
2006

Stock-based compensation expense by type of award:
Employee stock options	$4,702
Employee stock purchase plan	1,072
Net change in amounts capitalized as inventory	—
Net change in amounts capitalized as deferred costs	—

Total stock-based compensation	5,774
Tax effect on stock-based compensation	—

Net effect on net loss	$5,774

Impact on basic and diluted earnings per share	$(0.03)

In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% and 5% for its employees and directors and officers options, respectively. The company also uses a range of 12% to 20% forfeiture rates for its Employee Stock Purchases for the year ended December 31, 2006. Accordingly, as of December 31, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.7 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $10 million after estimated forfeitures and will be recognized over weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. No stock-based compensation was capitalized in inventory or deferred costs as of December 31, 2006.

Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock plans were $5.3 million for the year ended December 31, 2006, respectively. No income tax benefit was realized from the

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales of common stock under employee stock purchase and incentive stock plans during the year ended December 31, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Notes Receivable from Stockholders.  Transmeta’s equity incentive plans permit, subject to approval by the Board of Directors, holders of options granted prior to March 1999 and certain holders of non-plan grants to exercise stock options before they are vested. Shares of common stock issued in connection with these exercises are subject to repurchase at the exercise price. At December 31, 2005, the outstanding note issued by an employee to exercise stock options bears interest at a rate of 5.92% and has original terms of five years. Prior to the fourth quarter of fiscal 2001, all notes were full recourse and were recorded as a reduction of stockholders’ equity when issued.

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

At December 31, 2006, the Company had zero shares that are subject to variable stock compensation and recorded zero variable compensation expense being that the notes were paid off during fiscal 2006.

During fiscal 2005 and 2004 Transmeta recorded stock compensation expense on these stock awards being the notes were still outstanding. The current market value of the stock at the end of each accounting period was used as the basis for calculating the stock compensation expense. The variable stock compensation was based on the excess, if any, of the current market price of its stock as of period-end over the purchase price of the stock award, adjusted for vesting and prior stock compensation expense recognized on the stock award. During fiscal 2005, the Company recorded a negative $34,000 of variable compensation expense. During fiscal 2004, the Company recorded $1.0 million of variable compensation expense, which included expenses of $0.5 million related to adjustments made for certain notes receivable from stockholders that had been fully paid and expenses of $0.5 million primarily related to the higher market price of the Company’s common stock at the time of repayment of notes from stockholders. The market value of the Company’s common stock was $1.13 and $1.63 per share at the end of fiscal 2005 and 2004, respectively.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions, including expected stock price volatility. The weighted average assumptions used to determine fair value were as follows:

	Options			ESPP
	Years Ended			Years Ended
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004

Expected volatility	0.99	0.94	0.90	0.89	0.94	0.90
Expected life in years	3.41	2.8	3.7	1.25	0.5	0.5
Risk-free interest rate	5.0%	4.4%	2.8%	4.68%	4.3%	2.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Prior to the adoption of FASB 123R, forfeitures were accounted for upon occurrence.

13.	Employee Benefit Plan

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

Sales to Investee

Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. The agreement resulted in recognition of license and service revenue of zero, $330,000, and $918,000 during fiscal 2006, 2005 and 2004, respectively. The investments in C2L were valued at zero in the accompanying Consolidated Balance Sheets at December 31, 2005.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

15.	Income Taxes

Transmeta recorded a provision for income taxes of $86,000, $168,000 and $240,000 for fiscal 2006, 2005 and 2004, respectively, in interest income and other, net.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income tax expense (benefit) at U.S. statutory Rate	$(7,960)	$(2,099)	$(36,162)
State and foreign income taxes	86	168	240
Valuation Allowance	7,960	2,099	36,162

Provision for income taxes	$86	$168	$240

Deferred income taxes reflect the net tax effects of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Federal operating loss carryforwards	$134,000	$126,000	$139,000
State operating loss carryforwards	9,000	7,000	9,000
Federal tax credit carryforwards	14,000	12,000	11,000
State tax credit carryforwards	10,000	9,000	8,000
Non-deductible reserves and capitalized expenses	68,000	65,000	59,000

	235,000	219,000	226,000
Less: Valuation allowance	(235,000)	(219,000)	(226,000)

Net deferred taxes	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, the Company has always provided a full valuation allowance against its net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $16.0 million in 2006, decreased by $7.0 million in 2005 and increased by $44.0 million in 2004.

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

The Company incurred pre-tax income from foreign operations of $0.2 million, $0.2 million and $0.04 million in fiscals 2006, 2005 and 2004, respectively.

16.	Segment Information

The Company has determined that, in accordance with FASB No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment as it operates and is evaluated by management on a single segment basis; the development, licensing, marketing and sale of hardware and software technologies for the computing market.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net revenue by major geographic area:

	Years Ended December 31,
	2006	2005	2004

Japan	98%	67%	51%
China/Hong Kong	—	17%	32%
Taiwan	—	6%	10%
North America	1%	5%	5%
Other	1%	5%	2%

Total revenue by types is presented as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Product revenue	1,673	24,636	18,776
License revenue	10,000	19,628	9,000
Service revenue	36,877	28,467	1,668

Total revenue	$48,550	$72,731	$29,444

Total revenue, which includes product license and service revenue, for each computing market, is presented as a percentage of total revenue in the following table:

	Years Ended December 31,
	2006	2005	2004

Product:	3%	34%	64%
License	21%	27%	30%
Service	76%	39%	6%

Long lived assets by geographical regions are presented as follows:

	Years Ended December 31,
	2006	2005
	(In thousands)

United States	$12,140	$18,509
Asia	0	105

Total	$12,140	$18,614

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following customers accounted for more than 10% of total revenue:

	Years Ended December 31,
	2006	2005	2004

Customer:
Sony Corporation	55%	52%	—
Fujitsu America Inc.	—	16%	—
Hewlett Packard International Pte Inc.	—	15%	27%
Microsoft	20%	—	—
NEC Electronics Corp.	—	—	33%
Toshiba	21%	—	—
Sharp Trading Corporation	—	—	12%

—	represents less than 10% of total revenue

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

Announcement of Restructuring Plan

In February 2007 the Company announced and initiated a restructuring plan to streamline its operations and focus its efforts and resources on its primary line of business in developing and licensing intellectual property and technology. The Company began the initial phase of its restructuring plan in February 2007 by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. The Company expects to further reduce its workforce by approximately 55 employees on or about March 31, 2007, as it completes existing engineering services work for Sony and Microsoft.

As part of this restructuring plan, the Company will have effectively ceased its operations relating to microprocessor production support as of March 31, 2007. Furthermore, as a consequence of these restructuring activities, the Company believes that it has exited the business of selling microprocessor products and has decided not to pursue engineering services as a separate line of business.

As part of this restructuring plan, the Company has also undertaken to consolidate its office space. Under that plan, the Company expects to vacate during the first half of 2007 an additional 45,000 square feet of office space in Santa Clara, California, including 22,500 square feet by the end of March 2007, and another 22,500 square feet by the end of June 2007. The Company has an agreement to sublease those 22,500 square feet that it expects to vacate in March 2007 to a third party that is expected to take occupancy in April 2007. The Company will also close its offices in Taiwan and Japan during the first half of 2007, and will list all of the vacated space in the United States, Taiwan and Japan with its real estate brokers in an effort to secure subtenants.

Nasdaq Letter Regarding Noncompliance with Minimum Bid Price Rule

On March 21, 2007, the Company received a letter from the Nasdaq Stock Market indicating that it is not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its letter that in accordance with the Nasdaq Marketplace Rules, the Company will be provided 180 calendar days, or until September 17, 2007, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of Transmeta common stock at this time.

On March 27, 2007, the Company made a public announcement regarding its receipt of the letter from Nasdaq by issuing a press release and filing a current report on Form 8-K.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results of Operations (Unaudited)

The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2006 and fiscal 2005. Each quarter consists of 13 weeks. For ease of presentation, the quarterly financial statements are shown as ending on calendar quarters. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Quarters Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except for per share data)

Revenue:
Product	$216	$507	$361	$589	$3,235	$7,927	$7,068	$6,406
License	—	10,000	—	—	—	9,628	10,000	—
Service	2,177	6,810	8,970	18,920	10,077	10,308	7,634	448

Total revenue	2,393	17,317	9,331	19,509	13,312	27,863	24,702	6,854

Cost of revenue:
Product	194	9	(62)	162	1,402	2,167	3,950	4,752
License	—	39	—	—	—	46	25	—
Service	1,473	3,913	5,795	10,881	5,660	6,017	4,152	161
Impairment charge on inventories	1,802	—	—	—	—	—	—	—

Total cost of revenue	3,469	3,961	5,733	11,043	7,062	8,230	8,127	4,913

Gross profit (loss)	(1,076)	13,356	3,598	8,466	6,250	19,633	16,575	1,941

Operating expenses
Research and development	7,261	4,838	4,769	3,252	2,491	1,905	2,991	12,222
Selling, general and administrative	5,038	4,847	6,043	5,544	5,564	4,523	4,996	7,956
Restructuring charges	421	107	96	74	(875)	1,529	46	1,309
Amortization of patents and patent rights	1,712	1,711	1,712	1,711	1,713	1,711	1,711	1,711
Impairment charge on long-lived and other assets	800	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	14	—	(14)	(34)

Total operating expenses	15,232	11,503	12,620	10,581	8,907	9,668	9,730	23,164

Operating profit/(loss)	(16,308)	1,853	(9,022)	(2,115)	(2,657)	9,965	6,845	(21,223)
Interest income and other, net	569	708	590	503	609	305	93	246
Interest expense	(162)	(42)	(37)	(35)	(18)	(132)	(106)	(108)

Net income (loss)	$(15,901)	$2,519	$(8,469)	$(1,647)	$(2,066)	$10,138	$6,832	$(21,085)

Net income (loss) per share — basic and diluted	$(0.08)	$0.01	$(0.04)	$(0.01)	$(0.01)	$.0.05	$0.04	$(0.11)

Weighted average shares outstanding — basic	197,573	196,636	195,725	193,365	191,649	190,933	189,848	189,151

Weighted average shares outstanding — diluted	197,573	199,809	195,725	193,365	191,649	197,767	190,081	189,151

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective

(b)	Management’s Report on Internal Control Over Financial Reporting

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Burr, Pilger & Mayer LLP, our independent registered public accounting firm, has issued their audit report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006.

(c)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Transmeta Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Transmeta Corporation and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Transmeta Corporation and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Transmeta Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transmeta Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 28, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
March 28, 2007

(d)	Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in internal control over financial reporting. In connection with their evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, our management did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules — All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

3.01	Second Amended and Restated Certificate of Incorporation.	10-K		3.01	03/07/2001
3.02	Restated Bylaws.	S-1	333-44030
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware.	8-A		3.02	01/16/2002
4.01	Specimen common stock certificate.	S-1		4.01
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein.	S-1		4.02
4.03	Form of Piggyback Registration Rights Agreement.	S-1		4.03
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A		4.01	01/16/2002
10.01	Form of Indemnity Agreement.**	S-1		10.01
10.02	1995 Equity Incentive Plan.**	S-1		10.02
10.03	1997 Equity Incentive Plan.**	S-1		10.03

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.04	2000 Equity Incentive Plan.**	S-8		4.06	01/18/2002
10.05	2000 Employee Stock Purchase Plan.**	S-8		4.08	05/28/2002
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.08
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.09
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.10
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.11
10.10	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.17
10.11	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10-18

			Incorporated by Reference
Exhibit						Filing	File
Number		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.12		Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**	10-K		10-18
10.14		Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002. **	10-Q		10-22
10.15		Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation. +	10-K/A		10.17	04/29/2005
10.16		LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+	10-K/A		10.18	04/29/2005
10.17		LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.* +	10-K/A		10.19	04/29/2005
10.18		Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation. +	10-Q		10-20	05/25/2005
10.19		Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry. **	10-Q		10.21	05/25/2005
10	.20+	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.	10-Q		10.22	08/15/2005
10	.21+	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.	10-Q		10.23	08/15/2005
10	.22+	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.	10-Q		10.24	08/15/2005
10	.23+	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.	10-Q		10.25	08/15/2005
10.24		Non-employee Director Compensation Plan.	8-K			06/14/2005

Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.25	Termination of Asset Purchase and License Agreements, dated February 6, 2006, by and between Transmeta Corporation and Culture.com Technology Limited.	8-K			02/09/2006
21.01	Subsidiaries.	S-1		21.01
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.					X
23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney. See Signature Page.					X
31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a)					X
31.02	Certification by Ralph Harms pursuant to Rule 13a-14(a).					X
32.01	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Ralph Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ RALPH HARMS
Ralph Harms
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Dated: March 29, 2007

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Lester M. Crudele and Ralph Harms, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESTER M. CRUDELE [Principal Executive Officer] Lester M. Crudele	Chief Executive Officer	March 29, 2007

/s/ RALPH HARMS [Principal Financial Officer and Duly Authorized Officer] Ralph Harms	Chief Financial Officer	March 29, 2007

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	March 29, 2007

/s/ R. HUGH BARNES R. Hugh Barnes	Director	March 29, 2007

/s/ ROBERT V. DICKINSON Robert V. Dickinson	Director	March 29, 2007

/s/ DAVID R. DITZEL David R. Ditzel	Director	March 29, 2007

Signature	Title	Date

/s/ WILLIAM P. TAI William P. Tai	Director	March 29, 2007

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 29, 2007

/s/ RICK TIMMINS Rick Timmins	Director	March 29, 2007

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

3.01	Second Amended and Restated Certificate of Incorporation.	10-K		3.01	03/07/2001
3.02	Restated Bylaws.	S-1	333-44030
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware.	8-A		3.02	01/16/2002
4.01	Specimen common stock certificate.	S-1		4.01
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein.	S-1		4.02
4.03	Form of Piggyback Registration Rights Agreement.	S-1		4.03
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate.	8-A		4.01	01/16/2002
10.01	Form of Indemnity Agreement.**	S-1		10.01
10.02	1995 Equity Incentive Plan.**	S-1		10.02
10.03	1997 Equity Incentive Plan.**	S-1		10.03
10.04	2000 Equity Incentive Plan.**	S-8		4.06	01/18/2002
10.05	2000 Employee Stock Purchase Plan.**	S-8		4.08	05/28/2002
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.08

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.09
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.10
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta.	S-1		10.11
10.10	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.17
10.11	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10-18
10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**	10-K		10-18
10.14	Offer of Employment from Transmeta Corporation to Matthew R. Perry dated March 21, 2002.**	10-Q		10-22
10.15	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation. +	10-K/A		10.17	04/29/2005
10.16	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+	10-K/A		10.18	04/29/2005
10.17	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.* +	10-K/A		10.19	04/29/2005

			Incorporated by Reference
Exhibit						Filing	File
Number		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.18		Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation. +	10-Q		10-20	05/25/2005
10.19		Separation and Release Agreement, dated March 31, 2005, between Transmeta Corporation and Matthew R. Perry.**	10-Q		10.21	05/25/2005
10	.20+	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation.	10-Q		10.22	08/15/2005
10	.21+	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation.	10-Q		10.23	08/15/2005
10	.22+	Asset Purchase Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.	10-Q		10.24	08/15/2005
10	.23+	License Agreement, dated May 26, 2005, by and between Transmeta Corporation and Culture.com Technology Limited.	10-Q		10.25	08/15/2005
10.24		Non-employee Director Compensation Plan.	8-K			06/14/2005
10.25		Termination of Asset Purchase and License Agreements, dated February 6, 2006, by and between Transmeta Corporation and Culture.com Technology Limited.	8-K			02/09/2006
21.01		Subsidiaries.	S-1		21.01
23.01		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.					X
23.02		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.01		Power of Attorney. See Signature Page.					X
31.01		Certification by Lester M. Crudele pursuant to Rule 13a-14(a).					X
31.02		Certification by Ralph Harms pursuant to Rule 13a-14(a).					X

Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

32.01	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Ralph Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.