Form 10-K/A
period 2006-12-31
TRANSMETA CORP
filed 2007-04-30
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $285,660,563 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2007, 199,913,774 shares of the registrant’s common stock, $.00001 par value per share, were issued and outstanding.

TRANSMETA CORPORATION

FISCAL YEAR 2006 FORM 10-K/A

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

TRANSMETA CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part III, Item 10 — Directors, Executive Officers and Corporate Governance, (ii) Part III, Item 11 — Executive Compensation, (iii) Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (iv) Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, and (v) Part III, Item 14 — Principal Accountant Fees and Services. The disclosures set forth in those items in the Initially Filed Form 10-K that are amended by this Amendment No. 1 include, without limitation, responses to the items required by Part III, which were originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our stockholders in connection with our 2007 Annual Meeting of Stockholders. Because the definitive Proxy Statement for our annual stockholders meeting will not be filed with the SEC within 120 days after our fiscal year end, such information may not be incorporated by reference and is instead included in this Amendment No. 1. In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.01, 31.02, 32.01, and 32.02.

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents the names, ages and positions of each of our directors and executive officers as of March 31, 2007:

Name	Age	Position

Murray A. Goldman(1)	69	Chairman of the Board
Lester M. Crudele	57	President, Chief Executive Officer and Director
R. Hugh Barnes(2)	61	Director
Robert V. Dickinson(2),(3)	65	Director
David R. Ditzel	50	Director
William P. Tai(1),(3)	44	Director
T. Peter Thomas(1),(3)	60	Director
Rick Timmins(2)	55	Director
Robert Bismuth	53	Vice President of Strategic Alliances
Ralph J. Harms	57	Chief Financial Officer
John O’Hara Horsley	45	Executive Vice President, General Counsel and Secretary

(1)	Member of the nominating and corporate governance committee of the Board of Directors.

(2)	Member of the audit committee of the Board of Directors.

(3)	Member of the compensation committee of the Board of Directors.

Additional biographical information for each of our directors and executive officers is presented below.

Directors

Our Board of Directors currently consists of eight directors and is divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier resignation, death or removal. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

The following biographies present information about each of our directors:

R. Hugh Barnes has served as a director of Transmeta since November 1998 and served as President and Chief Operating Officer of Transmeta from October 2001 to April 2002. Mr. Barnes served as a business advisor to Transmeta from March 1997 to November 1998. From April 1984 to January 1997, Mr. Barnes was employed at Compaq Computer Corporation, a computer manufacturer, where he held a variety of positions, most recently as Vice President and Chief Technical Officer. Mr. Barnes also serves on the board of directors of several privately held companies. Mr. Barnes holds a B.S. in electrical engineering from Iowa State University.

Lester M. Crudele has served as a director of Transmeta since June 2005 and was appointed as President and Chief Executive Officer of Transmeta in February 2007. From February 2006 to June 2006, Mr. Crudele served on an acting basis as President and Chief Operating Officer of Quickfilter Technologies, Inc., a privately held fabless semiconductor company and developer of mixed signal integrated circuits. From November 2000 to May 2004, Mr. Crudele served on the board of directors of Banderacom, a privately held InfiniBand semiconductor company, for which he also served as President and Chief Executive Officer from November 2000 to October 2002. From December 1999 to November 2000, Mr. Crudele served on the board of directors and as a management consultant for Quantum Effect Devices, or QED, a developer of high-performance embedded microprocessors, until QED was acquired by PMC-Sierra in 2000. From 1997 to 1999, Mr. Crudele was employed by Compaq Computer

Corporation, a computer manufacturer, where he served as vice president and general manager of Compaq’s Workstation Products Division. Mr. Crudele began his career in 1972 at Motorola, Inc., a provider of integrated communications solutions and embedded electronic solutions, where he later served as chief architect for several Motorola MC 68000-series microprocessors and also served in a variety of management positions, most recently returning to Motorola in 1990 and serving as Vice President and General Manager of its RISC Microprocessor Division from 1991 to 1997. Mr. Crudele holds a B.S. in electrical engineering from Florida Atlantic University.

Robert V. Dickinson has served as a director of Transmeta since May 2005. Mr. Dickinson has served as President, Chief Executive Officer, and a member of the board of directors of California Micro Devices Corporation, a supplier of application specific analog semiconductor products for the mobile handset, personal computer and digital consumer electronics markets, since April 2001. From August 1999 to April 2001, he was Vice President and General Manager of the Optical Storage Division of Cirrus Logic, Inc., a semiconductor manufacturer, where previously, starting in 1992, he served in several other senior executive roles, including President of its Japanese subsidiary. From 1988 to 1992, Mr. Dickinson held senior management positions at Western Digital Corporation, a semiconductor and disk drive manufacturer, following its acquisition of Verticom, Inc., where he served as President and Chief Executive Officer from 1987 to 1988. Mr. Dickinson holds an A.B. from University of California at Berkeley and an M.S. from the University of Washington, both in physics. He was also a Sloan Fellow at the Stanford Graduate School of Business.

David R. Ditzel is a co-founder of Transmeta. Mr. Ditzel has served as a director of Transmeta since March 1995. From March 2001 to March 2007, Mr. Ditzel served as Chief Technology Officer of Transmeta, and from March 1995 to March 2001, Mr. Ditzel served as Chief Executive Officer of Transmeta. From 1987 to 1995, Mr. Ditzel was employed at Sun Microsystems, a provider of network computing environments, where he held a variety of positions, most recently as Director of SPARC Laboratories and Chief Technical Officer of the Microelectronics division. From 1978 to 1987, Mr. Ditzel was employed at AT&T Bell Laboratories, where he was a Member of Technical Staff. Mr. Ditzel holds a B.S. in electrical engineering and a B.S. in computer science from Iowa State University and an M.S. in electrical engineering and computer science from the University of California at Berkeley.

Murray A. Goldman has served as Chairman of our Board of Directors since November 1998 and served as Chief Executive Officer from October 2001 to April 2002. Dr. Goldman served as a business advisor to Transmeta from March 1997 to November 1998. From July 1969 to January 1997, Dr. Goldman was employed at Motorola, a provider of integrated communications solutions and embedded electronic solutions, where he held a variety of positions, most recently as Executive Vice President and Assistant General Manager of the Semiconductor Products Sector. Dr. Goldman holds a B.S. in electrical engineering from the University of Pittsburgh and an M.S. and a Ph.D. in electrical engineering from New York University.

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

T. Peter Thomas has served as a director of Transmeta since December 1995. Mr. Thomas has served as Managing Director of ATA Ventures Management LLP since April 2004 and has been a General Partner of Institutional Venture Management since November 1985. Mr. Thomas also serves on the board of directors of Atmel Corp., a manufacturer of a broad range of high performance non-volatile memory and logic integrated circuits, as well as several privately held companies. Mr. Thomas holds a B.S. in electrical engineering from Utah State University and an M.S. in computer science from Santa Clara University.

Rick Timmins has served as a director of Transmeta since May 2003. From January 1996 until his retirement in April 2007, Mr. Timmins was employed at Cisco Systems, Inc., a computer networking products company, where he held a series of financial management positions, most recently as Vice President of Finance. From January 1974 until December 1995, Mr. Timmins was employed at Motorola, a provider of integrated communications solutions and embedded electronic solutions, where he held a series of financial management positions, most recently as Vice President and Controller of the Microprocessor, Memory and Microcontroller Group. Mr. Timmins also serves on the board of directors of Ultratech Stepper, Inc., a developer and manufacturer of photolithography equipment used in the fabrication of semiconductor and nanotechnology components. He holds a B.S. in Accounting and Finance from the University of Arizona and an M.B.A. from St. Edward’s University in Austin, Texas. Mr. Timmins is a Certified Public Accountant.

Executive Officers

The following biographies present information about each of our executive officers.

Lester M. Crudele was appointed as our President and Chief Executive Officer in February 2007 and has served as a director of Transmeta since June 2005. From February 2006 to June 2006, Mr. Crudele served on an acting basis as President and Chief Operating Officer of Quickfilter Technologies, Inc., a privately held fabless semiconductor company and developer of mixed signal integrated circuits. From November 2000 to May 2004, Mr. Crudele served on the board of directors of Banderacom, a privately held InfiniBand semiconductor company, for which he also served as President and Chief Executive Officer from November 2000 to October 2002. From December 1999 to November 2000, Mr. Crudele served on the board of directors and as a management consultant for Quantum Effect Devices, or QED, a developer of high-performance embedded microprocessors, until QED was acquired by PMC-Sierra in 2000. From 1997 to 1999, Mr. Crudele was employed by Compaq Computer Corporation, a computer manufacturer, where he served as vice president and general manager of Compaq’s Workstation Products Division. Mr. Crudele began his career in 1972 at Motorola, Inc., a provider of integrated communications solutions and embedded electronic solutions, where he later served as chief architect for several Motorola MC 68000-series microprocessors and also served in a variety of management positions, most recently returning to Motorola in 1990 and serving as Vice President and General Manager of its RISC Microprocessor Division from 1991 to 1997. Mr. Crudele holds a B.S. in electrical engineering from Florida Atlantic University.

Robert Bismuth joined Transmeta in November 2003 as our Vice President of Strategic Alliances and was appointed as an executive officer in August 2005. From March 2003 to October 2003, Mr. Bismuth was affiliated with Warburg Pincus, a venture capital firm. During 2002, Mr. Bismuth worked as a consultant to Microsoft Corporation, a software provider for personal and business computing. From July 1999 to April 2001, Mr. Bismuth was Chief Executive Officer of VisionCompass Inc., an enterprise software company. From September 1997 to July 1999, Mr. Bismuth served as Chief Executive Officer of ConneXt, Inc., a software company working with energy providers. From 1984 to 1997, Mr. Bismuth was employed at Digital Equipment Corporation, a computer manufacturer, most recently as Vice President of Corporate Strategic Alliances. Mr. Bismuth holds a B.S. in Pure Mathematics from the University College of Swansea in the United Kingdom and an M.S. in Pure Mathematics from McMaster University in Canada.

Ralph J. Harms joined Transmeta in July 2006 as our Chief Financial Officer. From February 2004 to May 2006 he served as Chief Financial Officer of Force10 Networks, a privately held provider of high performance switching and routing equipment. Before that he served as Chief Financial Officer for Syndeo Corporation, a privately held provider of VoIP software. Between 1989 and 2001 Mr. Harms served as Chief Financial Officer of Autonomy Corporation, Flycast Communications, ESS Technology and SEEQ. Earlier in his career, he served on the financial management teams of Intel, Rockwell International and Xerox. Mr. Harms holds a B.S.E.E. degree from Michigan State University and an M.B.A. in finance and accounting from the University of Michigan.

John O’Hara Horsley has served as our General Counsel since joining Transmeta in July 2000, as Secretary since May 2002, and as Executive Vice President since October 2005. In addition, Mr. Horsley served as our Chief Financial Officer on an interim basis from June 2004 to September 2004. From November 1997 to July 2000, Mr. Horsley served at the Federal Trade Commission in appointed positions within the Bureau of Competition, most recently as Chief Counsel for Intellectual Property and Technology Matters. From October 1988 to October 1997, Mr. Horsley practiced law as an associate and partner with Pillsbury Madison & Sutro, where he specialized in litigation and strategic counseling in intellectual property, antitrust and securities law matters. Mr. Horsley holds a

B.A. in Philosophy and a B.A. in English from the University of Utah and a J.D. from the University of California at Berkeley.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms furnished to us by such persons and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met in a timely manner during 2006.

Code of Ethics

We have adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer and senior finance professionals. We have also adopted a Code of Conduct that applies to all of our directors, officers and employees. In addition, we have adopted a Statement of Policy Regarding Accounting Complaints and Concerns. These corporate policies are posted on our company website at http://www.transmeta.com/corporate/ir/corp — governance.html. We intend to disclose any amendments or waivers to our Code of Ethics and Code of Conduct on our internet website that would otherwise be required to be disclosed in Form 8-K.

Stockholder Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. Stockholders can recommend qualified candidates for our Board of Directors by writing to our corporate secretary at Transmeta Corporation, 3990 Freedom Circle, Santa Clara, California 95054. When making recommendations, a stockholder should submit recommendations for individuals that meet at least the criteria outlined in our Proxy Statement. Such recommendations should be accompanied by the information required by our bylaws and Regulation 14A under the Securities Exchange Act, which includes evidence of the nominating stockholder’s ownership of Transmeta common stock, biographical information regarding the candidate, and the candidate’s written consent to serve as a director if elected. We require that any such recommendations for inclusion in our proxy materials be made within the time periods described in the previous year’s Proxy Statement for such stockholder proposals. Properly submitted recommendations will be forwarded to our nominating and corporate governance committee for review and consideration. The committee may consider in the future whether we should adopt a more formal policy regarding stockholder nominations.

Audit Committee of our Board of Directors

We have a separately designated standing audit committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The audit committee’s purpose is to monitor the periodic reviews and audits of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our independent auditors and our financial and senior management, appoint and review, and evaluate the independence and performance of, our independent auditors, and facilitate communication among our independent auditors and our financial and senior management. The current members of the audit committee are Messrs. Barnes, Dickinson and Timmins, who is the committee chair. Our Board of Directors has determined that each member of the audit committee is independent within the meaning of the rules of the SEC and the NASDAQ Stock Market, and is able to read and understand fundamental financial statements as contemplated by such rules. Mr. Timmins is the designated audit committee financial expert within the meaning of the rules and regulations of the SEC and is financially sophisticated within the meaning of the rules of the NASDAQ Stock Market. Mr. Timmins is also considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act. A copy of the audit committee’s charter is posted on our company website at http://www.transmeta.com/corporate/ir/corp — governance.html.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Administration of Executive Compensation Program

The compensation committee of our Board of Directors makes decisions regarding executive compensation and stock option grants to executives. The compensation committee determines base salary levels and target bonuses for our executive officers. The compensation committee also supervises the administration of our equity compensation plans. The compensation committee approves all grants of stock options to executive officers and each grant to other employees if such grant exceeds 75,000 shares. The compensation committee has delegated to our Chief Executive Officer authority to approve grants of options to purchase 75,000 or fewer shares to employees who are not executive officers or members of our Board of Directors, subject to certain stock administration and other internal controls.

The members of the compensation committee throughout 2006 were Messrs. Tai and Crudele, who served as the committee chair until he left the committee incident to accepting an executive appointment as our President and Chief Executive Officer. During 2006, each of Messrs. Tai, and Crudele was an independent director as defined by The NASDAQ Global Market, a non-employee director within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. The current members of the compensation committee are Messrs. Tai, Dickinson and Thomas, who serves as the committee chair. Each of Messrs. Tai, Dickinson and Thomas is an independent director as defined by The NASDAQ Global Market, a non-employee director within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Although our Chief Executive Officer, Chief Financial Officer, General Counsel and, during 2006, Senior Vice President of Human Resources attend portions of some of the meetings of the compensation committee, they do not participate in deliberations that relate to their own compensation.

General Compensation Policy

In general, the compensation committee follows a “pay for performance” philosophy to compensate management. The committee’s compensation philosophy for executive officers is to relate compensation directly to corporate performance, while providing a total compensation package that is competitive relative to our peers and enables us to attract, motivate, reward and retain key executives and employees. Our compensation policy, which applies to executive officers and our other key employees, relates a portion of each individual’s total compensation to our revenue, profit and corporate objectives as well as individual objectives set at the beginning of the year and each quarter. Consistent with this policy, a designated portion of the compensation of our executive officers is contingent on corporate performance and, in the case of certain executive officers, is also based on the individual officer’s performance, as determined by the compensation committee in its discretion. Each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the San Francisco Bay Area that are of comparable size to our company and with which we compete for executive personnel;

•	annual and quarterly variable performance awards such as bonuses payable in cash and tied to the achievement of performance goals, financial or otherwise, that are established by the compensation committee; and

•	long-term equity incentives to strengthen the mutuality of interests between our executive officers and our stockholders.

The compensation committee determines the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, overall company performance and other considerations it deems relevant. In furtherance of this, the compensation committee engaged Aon Compensation Consulting, an outside global human resources consulting firm, to conduct an annual review of our total compensation program for our Chief Executive

Officer and other executive officers. Aon provides the compensation committee with relevant market data and alternatives to consider when making compensation decisions for our executive officer and other executive officers. Additionally, the compensation committee reviews a number of executive compensation surveys, including the Radford Executive Compensation Report (which is prepared by Aon Compensation Consulting), the American Electronics Association Executive Compensation Survey for Electronics and Information Technology Companies and other surveys of prevailing compensation practices among high-technology companies with whom we compete for executive talent, when making a crucial executive officer hiring decision and annually when the compensation committee reviews executive compensation. These surveys are nationally known for their databases of high technology company compensation practices. The Radford Survey itself includes over 500 high technology companies.

The compensation committee’s current intent is to perform at least annually a strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. The compensation committee reviews the competitive market information described above together with our Chief Executive Officer for each executive level position, but solely within the compensation committee with respect to the Chief Executive Officer’s total compensation. In addition, the compensation committee reviews each executive officer’s performance for the last year and objectives for the upcoming year, together with the executive officer’s responsibility level and our fiscal performance, as compared to the objectives for the last year and our performance targets for the upcoming year. The compensation committee’s most recent review occurred in April 2006.

Accounting and Tax Considerations

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Stock option grants made under our 2000 equity incentive plan currently do not meet the requirements for performance-based grants as defined in Section 162(m) of the Internal Revenue Code, so they are not exempt from the $1,000,000 deduction limitation. None of our executives were paid non-performance based compensation in 2006 in excess of the Internal Revenue Code Section 162(m) tax deduction limitation.

Base Salary

Salaries for executive officers for fiscal 2006 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history as well as the salaries for similar positions at comparable companies.

The compensation committee generally sets executive officers’ salaries at a level that is at or near the 50th percentile of salaries of executives with similar roles at comparable peer companies. The compensation committee believes that the 50th percentile for base salaries is the minimum cash compensation level that would allow us to attract and retain talented officers. In instances where an executive officer is uniquely key to our success, the compensation committee may provide compensation in excess of this percentile.

At the compensation committee’s most recent review in April 2006, the annual base salaries for David R. Ditzel, John O’Hara Horsley and Patrick Boudreau were left unchanged.

In July 2006, in connection with the appointment of Ralph J. Harms to succeed Mark R. Kent as our Chief Financial Officer, we entered into an employment offer letter with Mr. Harms that provided him with a starting annual base salary of $250,000.

In February 2007, in connection with the appointment of Mr. Crudele to succeed Arthur L. Swift as our president and Chief Executive Officer, we entered into an employment offer letter with Mr. Crudele that provided him with a starting annual base salary of $325,000.

Incentive Compensation

In general, we award cash bonuses to our executive officers based upon the extent to which each executive officer achieves predetermined individual objectives and we meet predetermined financial and other corporate performance objectives as set with the compensation committee at the beginning of the year and at the beginning of each quarter. In making the annual determination of these financial and other corporate performance objectives, our compensation committee generally considers the specific circumstances facing us, our expectations regarding company performance during the coming year and our strategic plan.

Eligibility for a cash bonus is determined by the compensation committee. The Chief Executive Officer’s evaluation of the executives’ performance (other than his or her own) is taken into account in determining whether those individual objectives were satisfied. Performance is measured at the end of each quarter and at the end of the year. In general, incentive compensation for executive officers is now based 20-40% upon their achievement of individual objectives and 60-80% upon our achievement of financial and other corporate performance objectives, although those relative percentage weightings are subject to change from time to time in the discretion of the compensation committee. The current cash bonus incentive target for executive officers is 50% of the individual’s base compensation, or, in the case of the Chief Executive Officer, the target is 75% of his or her base compensation. The compensation committee, in its discretion, determines the targets and actual bonus payments.

The financial and corporate performance objectives established by the compensation committee for these cash bonuses for 2006 are provided in the chart below. Objectives were established for each financial quarter in 2006, and cash bonuses were earned for each financial quarter based upon meeting those objectives in that financial quarter. The percentage weightings of the various objectives are provided in the chart below. If we achieved in a financial quarter the target level established by the compensation committee for an objective, then 100% of the related portion of the cash bonus was earned. Executive officers could earn at least 80% of the related portion of the cash bonus for achievement below the target level but above a minimum level for an objective. Executive officers could earn up to 120% of the related portion of the cash bonus for achievement above the target level for an objective. The minimum level for each of these objectives was meant to be set at a high level to reward substantial performance of an objective. The target level for each of these objectives was meant to be set at a high level to reward full performance of an objective.

Percentage of Cash
Objective	Incentive Bonus

Company Revenue	30%
Company Net Loss or Profitability	30%
Licenses for our LongRun2 Technologies	20%
Sales of Products Designed for Microsoft’s FlexGo Technology	10%
Compensation Committee Discretion	10%

One-third of any cash bonus earned by our Chief Executive Officer for a financial quarter in 2006 was paid promptly following the completion of that quarter, and the other two-thirds of that cash bonus was paid promptly following 2006 if the Chief Executive Officer remained an employee at the end of 2006. One-half of any cash bonus earned by any other executive officer for a financial quarter in 2006 was paid promptly following the completion of that quarter, and the other two-thirds of that cash bonus was paid promptly following 2006 if that executive officer remained an employee at the end of 2006. Furthermore, 90% of the deferred portions of the cash bonuses earned by our Chief Executive Officer and other executive officers were only payable if we met our annual revenue and net loss or profitability target objectives, and the amounts of those deferred portions were subject to being decreased if we did not meet our annual target objectives for licenses for our LongRun2 technologies and sales of products designed for Microsoft’s FlexGo technology. 10% of the deferred portions of the cash bonuses earned by our Chief Executive Officer and other executive officers were payable at the discretion of our compensation committee. The compensation committee believes that deferring the payment of cash bonuses until the end of the calendar year facilitates the retention of our executive officers.

On February 27, 2007, we entered into an incentive retention agreement with Mr. Horsley. Pursuant to this agreement, upon the final judgment or settlement resolving certain claims and counterclaims between us and Intel Corporation, Mr. Horsley will be paid a bonus equal to a percentage of the excess, if any, between the present value of all net cash payments to be made by Intel to us as a direct result of such final judgment or settlement, less the sum of all expenses incurred and ultimately paid by us in connection with the lawsuit and the annual payments described below. If the payments in the final judgment or settlement involve consideration other than cash, then the bonus paid to Mr. Horsley will be in an amount as determined by our Board of Directors, consistent with the intent reflected in the prior sentence. Payment of the bonus is contingent on Mr. Horsley being employed by us on the date of the final judgment or settlement of the lawsuit; provided, that, if prior to that date Mr. Horsley is terminated by us without cause or he terminates his employment with us for good reason, then upon final judgment or settlement of the lawsuit, we will pay Mr. Horsley up to the full amount of the bonus. In addition, during the pendency of the lawsuit, we have agreed to pay Mr. Horsley $250,000 at the end of each fiscal year commencing with fiscal year 2007 as an advance payment creditable toward the bonus. These annual payments are intended to be the fundamental element of Mr. Horsley’s annual target bonus compensation during the pendency of the lawsuit, although he may also be eligible to continue to participate in our regular management incentive bonus program based upon his other management contributions to the company. Each such payment is contingent on Mr. Horsley being continuously employed with us through the date of such payment. This bonus is intended to provide Mr. Horsley with incentives to continue to manage the lawsuit on our behalf to final determination or resolution. The compensation committee believes that the amount of this bonus represents significant savings from the fees we would otherwise expend to hire competent legal counsel on a contingency basis.

We have historically not paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer, or a change in a person’s position and responsibilities with us. For example, in connection with the appointment of Mr. Crudele as Chief Executive Officer, he was paid a one-time, lump-sum cash bonus of $162,500.

Stock Options

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

The number of shares subject to each stock option granted to an executive officer is within the discretion of the compensation committee and is based on, among other things, anticipated future contribution and ability to impact corporate results or on consistency within the executive’s peer group. The stock options are granted at a price that is equal to 100% of the fair market value of our common stock on the date of grant. The stock options typically vest over a four-year period in equal monthly increments, although from time to time we have granted options with vesting schedules of three years or less, as we did in 2005 and 2007. The compensation committee may also grant additional stock options to executives in connection with a significant change in responsibilities, to achieve equity within a peer group or for other reasons. In determining whether to grant additional stock options to an executive officer, the compensation committee takes into account the number of unvested options held by the executive officer. In the discretion of the compensation committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with us and to strive to increase the value of our common stock.

In connection with his initial hiring and appointment as Sr. Vice President of Human Resources in February 2006, Mr. Boudreau was granted an option to purchase 400,000 shares of our common stock. This option has an exercise price of $1.25 and vests as to 25% on the one-year anniversary of Mr. Boudreau’s employment start date and as to 1/48th of the shares each month thereafter.

In June 2006, we granted stock options to purchase 750,000 shares, 250,000 shares, 250,000 shares and 75,000 shares of our common stock to Messrs. Swift, Ditzel, Horsley and Boudreau, respectively. Each of these options has an exercise price of $1.48 and vests as to 1/48th of the shares after each consecutive month following the date of grant. In connection with the termination of Mr. Swift’s employment in January 2007 and his entering into a consulting agreement with us, his options ceased vesting but remained exercisable until the termination of his consulting engagement with us.

In connection with his initial hiring and appointment as our Chief Financial Officer in July 2006, Mr. Harms was granted an option to purchase 750,000 shares of our common stock. This option has an exercise price of $1.37 and vests as to 25% of the shares on the one-year anniversary of Mr. Harms’ employment start date and as to 1/48th of the shares each month thereafter.

In June 2006, prior to his appointment as our President and Chief Executive Officer, Mr. Crudele was granted a stock option to purchase 50,000 shares of our common stock in 2006 in consideration for his services as a non-employee member of our Board of Directors. This option has an exercise price of $1.48 and vests as to 1/48th of the shares after each consecutive month following the date of grant. In connection with Mr. Crudele’s initial hiring and appointment as our President and Chief Executive Officer in February 2007, we agreed to grant him three stock options, each exercisable to purchase 1,000,000 shares of our common stock, for a total of 3,000,000 shares. These stock options will vest over a period of three years, with one-third of the total shares vesting on the one-year anniversary of Mr. Crudele’s employment start date and approximately 2.78% of the total shares vesting each month thereafter. These stock options will be granted at the market closing price on the respective grant dates and in accordance with the following schedule:

•	The grant date of the first option was the second full trading day following the widespread public release of our annual earnings for the 2006 fiscal year, which was March 1, 2007.

•	The grant date of the second option will be the earliest of (a) the day following our next annual meeting of stockholders, (b) the second full trading day following the widespread public release of our quarterly earnings for the second fiscal quarter of 2007, and (c) August 15, 2007.

•	The grant date of the third option will be the earlier of (a) the second full trading day following the widespread public release of our quarterly earnings for the third fiscal quarter of 2007, and (b) November 15, 2007.

Severance and Change of Control Payments

In 2003, our Board of Directors adopted a retention and severance plan, which, as amended in 2004, provides severance benefits to various executives of our company in the event of our change of control. Under that plan, if the employment of a person in a position with our company referred to in the chart below is terminated not for “cause,” or that person resigns for “good reason,” within 12 months following our change of control, then (1) that person will be paid a lump sum cash severance payment as described in the chart below and (2) the vesting of all of that person’s options and restricted stock will accelerate as described in the chart below.

Option and Restricted
Position/Category	Lump Sum Cash Severance	Stock Vesting

Chief Executive Officer	2 years base salary and 200% of target annual bonus for the year of termination of employment	full acceleration of vesting
Category 1 Person (as designated by our Board of Directors)	1 1/2 years base salary and 112.5% of target annual bonus for the year of termination of employment	2 years of additional vesting
Category 2 Person (as designated by our Board of Directors)	1 year base salary and 50% of target annual bonus for the year of termination of employment	1 year of additional vesting
Category 3 Person (as designated by our Board of Directors)	6 months base salary and 25% of target annual bonus for the year of termination of employment	1 year of additional vesting

For purposes of the retention and severance plan, “cause” means: (1) a good faith determination by our Board of Directors or our Chief Executive Officer that the person in question willfully failed to follow the lawful written directions of our Board of Directors or Chief Executive Officer, (2) engagement in gross misconduct which is materially detrimental to us, (3) willful and repeated failure or refusal to comply in any material respect to the proprietary information, inventions assignment and confidentiality agreement, or any other of our policies applicable to the person in question where non-compliance would be materially detrimental to us, or (4) conviction of, or plea of guilty to, a felony that our Board of Directors or Chief Executive Officer reasonably believes would reflect adversely on us. For purposes of the retention and severance plan, “good reason” includes: (1) a significant diminution in the nature or scope of the authority, title, function or duties of the person in question from that person’s authority, title, function or duties in effect immediately preceding the change of control, (2) a reduction in the person’s base salary or target annual bonus or commission opportunity in effect immediately preceding the change of control, (3) a requirement that the person be based at any office or location more than fifty miles from the office where the person was employed immediately preceding the change of control, or (4) any material breach by us of the terms of the person’s employment offer letter or agreement with us, or of the retention and severance plan.

If a change of control and termination of employment had occurred as of December 31, 2006, we estimate that the value of the benefits under the retention and severance plan would have been as follows:

			Accelerated Vesting
	Lump Sum		of Option and
Name and Position	Cash Severance(1)		Restricted Stock(2)

Arthur L. Swift	$1,137,500	(3)	$101,250
Former President and Chief Executive Officer
Ralph J. Harms	$515,625	(4)	—
Chief Financial Officer
Mark R. Kent	N/A	(5)	N/A
Former Chief Financial Officer
David R. Ditzel	$646,594	(6)	$73,607
Chief Technology Officer
John O’Hara Horsley	$579,356	(7)	$73,607
Executive Vice President, General Counsel and Secretary
Patrick V. Boudreau	$281,250	(8)	—
Sr. Vice President, Human Resources

(1)	Based on fiscal 2006 salary.

(2)	Accelerated vesting of stock option amounts was determined by measuring the difference between the closing price of the Common Stock as of December 29, 2006 and the exercise price of the accelerated portion of the named executive officer’s unvested stock options.

(3)	Mr. Swift would receive two years base salary and 200% of target annual bonus for the year of termination of employment.

(4)	Mr. Harms would receive one and one-half years base salary and 112.5% of target annual bonus for the year of termination of employment.

(5)	Mr. Kent’s employment with us terminated on May 15, 2006.

(6)	Mr. Ditzel would receive one and one-half years base salary and 112.5% of target annual bonus for the year of termination of employment.

(7)	Mr. Horsley would receive one and one-half years base salary and 112.5% of target annual bonus for the year of termination of employment.

(8)	Mr. Boudreau would receive one year base salary and 50% of target annual bonus for the year of termination of employment.

Our Board of Directors determined to adopt the retention and severance plan in order to mitigate some of the risk that exists for executives working in a dynamic technology company, an environment where there is a meaningful likelihood that we may be acquired. These arrangements are intended to attract and retain qualified executives that have alternatives that may appear to them to be less risky absent these arrangements, and to mitigate a potential disincentive to consideration and execution of such an acquisition, particularly where the services of these executive officers may not be required by the acquirer.

In addition to Mr. Harms’ participation in the retention and severance plan as a category 1 person, we agreed to guarantee him the equivalent of at least six months of his base salary as a separation benefit in the event that he were to be terminated by us without cause prior to the one-year anniversary of this employment start date other than as the result of a change of control.

Upon Mr. Crudele’s appointment as our Chief Executive Officer, he became eligible to participate in the retention and severance plan as the Chief Executive Officer. In addition, we agreed to guarantee the equivalent of at least one year of his base salary, at least 100% of his target annual bonus and the acceleration of the vesting of his stock options such that they collectively will be exercisable for 1,000,000 shares, as a separation benefit in the event that he is terminated by us without cause prior to the one-year anniversary of his employment start date and he signs a release.

In connection with the termination of Mr. Kent’s employment in July 2006, we entered into a separation agreement with Mr. Kent, pursuant to which we agreed to continue paying his group health benefits for three months following May 15, 2006 and to pay him $50,000 within 90 days of May 15, 2006. We and Mr. Kent agreed to a mutual release of claims. In addition, we and Mr. Kent entered into a related consulting agreement, under which Mr. Kent would provide consulting services to us as requested for a period of three months until August 15, 2006, during which period Mr. Kent would be paid $22,083 per month and continue vesting his stock options.

In connection with the termination of Mr. Swift’s employment in January 2007, we entered into a separation agreement with Mr. Swift, pursuant to which we agreed to pay him a lump sum severance payment of $420,000 in two equal installments to be paid on or before February 15, 2007 and on or before April 10, 2007, respectively, subject to Mr. Swift’s continued compliance with the covenants set out in the agreement. We also agreed to continue to pay for Mr. Swift’s health insurance coverage until the earlier of (a) the date he finds employment providing comparable health benefits, and (b) February 1, 2008. In addition, we and Mr. Swift agreed to a mutual release of claims. We and Mr. Swift also entered into a consulting agreement that outlined the terms of his engagement to provide certain consulting services relating to sales, marketing and the development of business opportunities for us following the termination of his employment with us until December 31, 2007, unless earlier terminated by either us or Mr. Swift at any time for any reason after August 30, 2007 with 30 days notice. In consideration for these consulting services, we agreed to pay Mr. Swift a consulting fee of $1,600 per day, provided that the number of consulting days does not exceed five days in the aggregate for any three-month period nor will the consulting fees exceed $32,000 in the aggregate during 2007. In addition, all employee stock options that we previously granted to Mr. Swift ceased vesting as of January 31, 2007, but remain exercisable until the termination of this consulting agreement, at which time, these options will terminate if not earlier exercised.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. There were no special benefits or perquisites provided to any executive officer in 2006.

In connection with Mr. Crudele’s appointment as our Chief Executive Officer in February 2007, we agreed to reimburse him for the reasonable expenses incurred by him for relocating his primary residence to the San Francisco Bay Area and to provide him a housing allowance to pay for interim rental housing during 2007 in an amount not to exceed $50,000.

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to in 2006 each person who served as our principal executive officer, each person who served as our principal financial officer and our three other most highly compensated executive officers who served as such on December 31, 2006, in each case for all services rendered in all capacities to us during 2006. We refer to the six executive officers identified in this table as our named executive officers.

			Non-Equity
			Incentive Plan	All Other
Name and Principal Position	Salary(1)	Option Awards(2)	Compensation(3)	Compensation		Total

Arthur L. Swift(4)	$325,000	$114,848	$110,006	—		$549,854
Former President and Chief Executive Officer
Ralph J. Harms(5)	$108,901	$75,558	$15,850	—		$200,309
Chief Financial Officer
Mark R. Kent(6)	$99,375	$—	$46,036	$116,250	(7)	$261,661
Former Chief Financial Officer
David R. Ditzel(8)	$313,500	$43,011	$109,367	—		$465,878
Former Chief Technology Officer
John O’Hara Horsley	$280,900	$42,178	$90,118	—		$413,196
Executive Vice President, General Counsel and Secretary
Patrick V. Boudreau(9)	$199,432	$91,992	$87,911	—		$379,335
Former Senior Vice President of Human Resources

(1)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan and payments in respect of accrued vacation, holidays and sick days.

(2)	The amounts in this column represent the aggregate grant date fair value, computed in accordance with SFAS No. 123R, of all options granted to the named executive officer in 2006, less in the case of modified or replacement options the fair value of the option modified or replaced. Our compensation cost for these option grants is similarly based on the grant date fair market value but is recognized over the period, typically four years, in which the executive officer must provide services in order to earn the award. All option awards were made under our 2000 equity incentive plan. Each of these options, other than the initial hiring option granted to Mr. Harms in July 2006 and the initial hiring option granted to Mr. Boudreau in February 2006, vests as to 1/48th of the shares underlying the option after each consecutive month following the date of grant. The initial hiring options granted to each of Messrs. Harms and Boudreau vest as to 25% on the one-year anniversary of their respective employment start dates and as to 1/48th of the shares each month thereafter. The vesting of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(3)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2006. The bonuses earned in the first three quarters of 2006 were paid in 2006 and the bonus earned for the last quarter of 2006 was paid in the first quarter of 2007.

(4)	Mr. Swift’s employment with us terminated on January 31, 2007, at which time, Mr. Crudele was appointed as our President and Chief Executive Officer. Mr. Swift served as our President and Chief Executive Officer during the entirety of 2006.

(5)	Mr. Harms’ employment with us commenced on July 25, 2006 when he was appointed as our Chief Financial Officer to succeed Mr. Kent.

(6)	Mr. Kent’s employment with us terminated on May 15, 2006.

(7)	Represents separation benefits and consulting fees received by Mr. Kent pursuant to a separation benefits and release agreement with us, and a related consulting agreement with us, both of which agreements were entered effective May 15, 2006.

(8)	Mr. Ditzel’s appointment as our Chief Technology Officer terminated on March 31, 2007.

(9)	Mr. Boudreau’s employment with us commenced on February 13, 2006 when he was appointed as Senior Vice President of Human Resources. Mr. Boudreau’s employment with us terminated on February 2, 2007.

2006 Grants of Plan-Based Awards

The following table provides information with regard to potential cash bonuses paid in 2006 under our performance based, non-equity incentive plan, and with regard to each stock option granted to each named executive officer during 2006.

					Number of	Exercise
		Estimated Future Payouts Under			Shares	Price of	Grant Date Fair
	Grant	Non-Equity Incentive Plan Awards			Underlying	Option	Value of Stock
Name	Date	Threshold	Target	Maximum	Option Awards(1)	Awards(2)	and Option Awards

Arthur L. Swift.	6/2/2006	$146,250	$243,750	$273,000	750,000	$1.48	$791,475
Ralph J. Harms	7/25/2006	$50,000	$62,500	$72,500	750,000	$1.37	$694,275
Mark R. Kent	N/A
David R. Ditzel	6/2/2006	$125,400	$156,750	$181,830	250,000	$1.48	$263,825
John O’Hara Horsley	6/2/2006	$112,360	$140,450	$162,922	250,000	$1.48	$263,825
Patrick V. Boudreau	2/13/2006	$90,000	$112,500	$130,500	400,000	$1.25	$355,200
Patrick V. Boudreau	6/2/2006				75,000	$1.48	$79,148

(1)	Each of these options, other than the initial hiring option granted to Mr. Harms in July 2006 and the initial hiring option granted to Mr. Boudreau in February 2006, vests as to 1/48th of the shares underlying the option after each consecutive month following the date of grant. The initial hiring options granted to each of Messrs. Harms and Boudreau vest as to 25% on the one-year anniversary of their respective employment start dates and as to 1/48th of the shares each month thereafter. The vesting of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(2)	Represents the market closing price on the respective grant dates.

Outstanding Equity Awards at December 31, 2006

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006.

	Number of Securities		Option	Option
	Underlying Unexercised Options(1)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(4)	Date

Arthur L. Swift	703,125	46,875	$1.15	03/23/2013
	75,000	0	$1.57	05/29/2013
	125,000	0	$2.15	05/26/2014
	437,500	562,500	$0.93	03/30/2015
	93,750	656,250	$1.48	06/01/2016
Ralph J. Harms(2)	0	750,000	$1.37	7/24/2016
Mark R. Kent	0	0	N/A	N/A
David R. Ditzel	250,000	0	$3.11	07/25/2011
	240,000	0	$2.46	04/14/2012
	130,000	0	$1.05	11/12/2012
	89,583	10,417	$1.57	05/29/2013
	100,000	0	$2.15	05/26/2014
	228,535	204,465	$0.75	05/08/2015
	31,250	218,750	$1.48	06/01/2016
John O’Hara Horsley	120,000	0	$6.00	07/19/2010
	80,000	0	$8.25	09/11/2010
	35,000	0	$3.11	07/25/2011
	265,000	0	$2.35	08/27/2011
	180,000	0	$2.46	04/14/2012
	220,000	0	$1.05	11/12/2012
	149,583	10,417	$1.57	05/29/2013
	125,000	0	$2.15	05/26/2004
	228,535	204,465	$0.75	05/08/2015
	31,250	218,750	$1.48	06/01/2016
Patrick V. Boudreau(3)	0	400,000	$1.25	02/12/2016
	9,375	65,625	$1.48	06/01/2016

(1)	Except as otherwise described in these footnotes, each of these options vests as to 1/48th of the shares underlying the option after each consecutive month following the date of grant. The vesting of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(2)	The option granted to Mr. Harms vests as to 25% on the one-year anniversary of Mr. Harms’ employment start date and as to 1/48th of the shares each month thereafter. The vesting of this option may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(3)	The option granted to Mr. Boudreau in February 2006, vests as to 25% on the one-year anniversary of Mr. Boudreau’s employment start date and as to 1/48th of the shares each month thereafter. The vesting of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(4)	Represents the market closing price on the respective grant dates.

2006 Option Exercises

The following table shows the number of shares acquired pursuant to the exercise of options by each named executive officer during 2006 and the aggregate dollar amount realized by the named executive officer upon exercise of the option, based on the information available to us as of December 31, 2006.

Number of
	Shares Acquired	Value Realized
Name	on Exercise	on Exercise(1)

Arthur L. Swift.	—	—
Ralph J. Harms	—	—
Mark R. Kent	180,426	$68,302
David R. Ditzel	—	—
John O’Hara Horsley	—	—
Patrick Boudreau	—	—

(1)	The aggregate dollar amount realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock underlying that option on the date of exercise and the aggregate exercise price of the option.

Director Compensation

Our directors are reimbursed for their reasonable expenses associated with their attendance at meetings of our Board of Directors. In addition, each non-employee director is paid cash compensation as follows:

•	an annual retainer of $20,000 for his or her services as a director;

•	an annual retainer of $5,000 for his or her service on either of the audit committee or compensation committee;

•	an annual retainer of $5,000 if he or she is the chairperson of either of the audit committee or compensation committee; and

•	an annual retainer of $5,000 if he or she serves as the lead non-employee director of our Board of Directors.

In 2006, each of our non-employee directors received a cash retainer payment in accordance with the schedule described above following the annual meeting of stockholders in June 2006.

Members of our Board of Directors are also eligible to participate in our 2000 equity incentive plan. Our 2000 equity incentive plan permits discretionary option grants, and provides for automatic and non-discretionary option grants, to non-employee directors. In addition, under our 2000 equity incentive plan, each non-employee director who becomes a member of our Board of Directors will be granted an automatic option to purchase 30,000 shares of our common stock, plus a discretionary option to purchase 170,000 shares of our common stock, as of the date that such director joins our Board of Directors. Immediately after each annual meeting of our stockholders, each non-employee director will be granted an additional automatic option to purchase 15,000 shares of our common stock, plus a discretionary option to purchase 35,000 shares of our common stock, as long as the non-employee director is a member of our Board of Directors on that date and has served continuously as a member of our Board of Directors for at least 12 months since the last option grant to that non-employee director. If less than 12 months has passed, then the aggregate number of shares subject to those options granted after the annual meeting will be equal to 50,000 multiplied by a fraction, the numerator of which is the number of days that have elapsed since the last option grant to that director and the denominator of which is 365 days. The exercise price will be 100% of the fair market value of our common stock on the date of grant. Each option will have a ten-year term and will terminate three months after the date the director ceases to be a director or consultant or 12 months if the termination is due to death or disability. All options granted to non-employee directors will vest over three years at a rate of one-third of the total shares subject to the option on the first anniversary of the date of grant, and 2.77778% of the total shares subject to the option each month thereafter, so long as the non-employee director remains a director or consultant to us. In the event of our dissolution, liquidation or a change in control transaction, options granted to our non-employee directors under the 2000 equity incentive plan will vest and be exercisable in full.

In June 2006, we granted to each of then non-employee members of our Board of Directors a regular annual stock option to purchase up to 50,000 shares of our common stock under our 2000 equity incentive plan. The seven non-employee directors who received such grants were R. Hugh Barnes, Lester M. Crudele, Robert V. Dickinson, Murray A. Goldman, William P. Tai, T. Peter Thomas, and Rick Timmins. Each of these annual grants included an automatic stock option and a discretionary stock option, including an incremental discretionary option to purchase 23,151 shares of our common stock in order to adjust for the unusual timing of our 2005 annual meeting of stockholders in November 2005, with each such annual grant constituting an aggregate option to purchase a total of up to 50,000 shares of our common stock.

Each of these stock options has an exercise price per share of $1.48, which was the closing price of our common stock on the NASDAQ National Market on the effective date of grant, is exercisable for a term of 10 years from the date of grant, subject to earlier termination pursuant to the terms of the standard plan grant forms, and is a non-qualified stock option. Each of these stock options vests over three years at a rate of one-third of the total shares on the first anniversary of the date of grant, and 2.77778% of the total shares each month thereafter, so long as the non-employee director continues to provide services to us as a director or consultant. In the event of our dissolution, liquidation or change in control, each of these options will vest and be exercisable in full.

On January 31, 2006, we entered into a consulting agreement with Mr. Barnes. Under the terms of the consulting agreement, in addition to and independent of his service as a member of our Board of Directors, Mr. Barnes served as a consultant to us through December 31, 2006. Under the terms of the consulting agreement, Mr. Barnes was paid a quarterly consulting fee of $10,000, starting with the first calendar quarter of 2006, in compensation for his services as a consultant.

On October 31, 2006, we entered into a consulting agreement with Mr. Crudele. Under the terms of the consulting agreement, in addition to and independent of his service as a member of our Board of Directors, Mr. Crudele performed consulting services for us relating to the evaluation of business opportunities and the planning of potential projects to develop advanced computing technologies, as requested by our President and Chief Executive Officer. Under the consulting agreement, Mr. Crudele served as a consultant to us through January 31, 2007. In consideration for Mr. Crudele’s performances of consulting services, we paid Mr. Crudele a consulting fee of $2,500 per day. The consulting agreement also provided, however, that the aggregate amount of our payments to Mr. Crudele for consulting services rendered under the consulting agreement would not exceed $59,999 during any period of twelve consecutive months beginning on October 31, 2006.

				Non-Equity
	Fees Earned or	Option		Incentive Plan	All Other
Name	Paid in Cash	Awards(1)		Compensation	Compensation	Total

R. Hugh Barnes	$20,000	$10,206	(2)	—	$40,000	$70,206
Lester M. Crudele(3)	$30,000	$10,206	(4)	—	$52,500	$92,706
Robert V. Dickinson	$25,000	$10,206	(5)	—	—	$35,206
Murray A. Goldman	$25,000	$10,206	(6)	—	—	$35,206
William P. Tai	$25,000	$10,206	(7)	—	—	$35,206
T. Peter Thomas	$25,000	$10,206	(8)	—	—	$35,206
Rick Timmins	$30,000	$10,206	(9)	—	—	$40,206

(1)	The amounts in this column represent the aggregate grant date fair value, computed in accordance with SFAS No. 123R, of all options granted to the named director in 2006.

(2)	At December 31, 2006, Mr. Barnes held outstanding options to purchase an aggregate of 460,000 shares of our common stock.

(3)	Mr. Crudele was appointed as our Chief Executive Officer in February 2007.

(4)	At December 31, 2006, Mr. Crudele held outstanding options to purchase an aggregate of 272,329 shares of our common stock.

(5)	At December 31, 2006, Mr. Dickinson held outstanding options to purchase an aggregate of 276,027 shares of our common stock.

(6)	At December 31, 2006, Dr. Goldman held outstanding options to purchase an aggregate of 460,000 shares of our common stock.

(7)	At December 31, 2006, Mr. Tai held outstanding options to purchase an aggregate of 260,000 shares of our common stock.

(8)	At December 31, 2006, Mr. Thomas held outstanding options to purchase an aggregate of 290,000 shares of our common stock.

(9)	At December 31, 2006, Mr. Timmins held outstanding options to purchase an aggregate of 315,000 shares of our common stock.

Compensation Committee Report

The compensation committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee Members:

T. Peter Thomas
Robert V. Dickinson
William P. Tai

Compensation Committee Interlocks and Insider Participation

The compensation committee of our Board of Directors currently consists of Messrs. Dickinson, Tai and Thomas, who is the committee chair, none of whom has any interlocking relationships as defined by the SEC. The compensation committee makes decisions regarding the long-term strategy of employee compensation, the types of stock and other compensation plans to be used, and executive compensation and stock option grants to executives. Our Board of Directors has determined that each member of the compensation committee is independent within the meaning of the rules of the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act, and an outside director within the meaning of Section 162(m) of the Internal Revenue Code. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information about the beneficial ownership of our common stock as of April   , 2007 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each executive officer named in the Summary Compensation Table; and

•	all directors and executive officers as a group.

The percentage of beneficial ownership for the table is based on 199,913,774 shares of our common stock outstanding as of March 31, 2007. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Transmeta Corporation, 3990 Freedom Circle, Santa Clara, California 95054.

Beneficial ownership is determined under the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has the right to acquire within 60 days after March 31, 2007, through the exercise of any option or warrant. However, the percentage ownership of the common stock is based on the assumption, as required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

	Number of Shares	Percentage
	of Common Stock	Beneficially
Name of Beneficial Owner	Beneficially Owned	Owned

T. Peter Thomas(1)	11,849,692	5.92%
William P. Tai(2)	3,843,998	1.92%
David R. Ditzel(3)	2.199,938	1.09%
John O’Hara Horsley(4)	1,534,475	*
Murray A. Goldman(5)	1,031,375	*
R. Hugh Barnes(6)	502,685	*
Robert Bismuth(7)	355,211	*
Rick Timmins(8)	192,975	*
Lester M. Crudele(9)	138,524	*
Robert V. Dickinson(10)	145,947	*
Ralph J. Harms(11)	0	*
All executive officers and directors as a group (11 persons)	21,794,820	10.66%

*	Less than 1% ownership.

(1)	Includes 151,621 shares held by Mr. Thomas that he may be deemed to own beneficially. Also includes 163,888 shares held by Institutional Venture Management VI, L.P, 7,569,704 shares held by Institutional Venture Partners VI, L.P. and 483,106 shares held by IVP Founders Fund I, L.P. T. Peter Thomas and seven other individuals are general partners of Institutional Venture Management VI, L.P., which is a general partner of each of Institutional Venture Partners VI, L.P. and IVP Founders Fund I, L.P. Also includes 26,666 shares held by Institutional Venture Management VII, L.P. and 1,293,332 shares held by Institutional Venture Partners VII, L.P. T. Peter Thomas, William P. Tai and eight other individuals are general partners of Institutional Venture Management VII, L.P., which is a general partner of Institutional Venture Partners VII, L.P. Also includes 1,950,000 shares held by Institutional Venture Partners VIII, L.P., 21,000 shares held by IVM Investment Fund VIII, LLC and 9,000 shares held by IVM Investment Fund VIII-A, LLC. T. Peter Thomas, William P. Tai and nine other individuals are general partners of Institutional Venture Management VIII, L.P., which is a general partner of Institutional Venture Partners VIII, L.P., IVM Investment Fund VIII, LLC and IVM Investment Fund VIII-A, LLC. Each general partner disclaims beneficial ownership of the shares held by these funds except to the extent of his or her pecuniary interest in these shares. The address of Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Of the number of shares that are beneficially owned by Mr. Thomas, 181,375 shares are subject to options exercisable within 60 days after March 31, 2007.

(2)	Includes 389,925 shares held by Mr. Tai. Also includes 3,299,998 shares held by entities affiliated with Institutional Venture Partners, as to which Mr. Tai shares voting and dispositive power. The address of Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Also includes 2,700 shares held of record by Steven Kay and Augustus Owen Tai, as trustee for the Beauchamp Tai Irrevocable Children’s Trust dated October 1, 2000. Of the number of shares that are beneficially owned by Mr. Tai, 151,375 shares are subject to options exercisable within 60 days after March 31, 2007.

(3)	Of the number of shares that are beneficially owned by Mr. Ditzel, 1,165,962 shares are subject to options exercisable within 60 days after March 31, 2007.

(4)	Of the number of shares that are beneficially owned by Mr. Horsley, 1,530,961 shares are subject to options exercisable within 60 days after March 31, 2007.

(5)	Of the number of shares that are beneficially owned by Dr. Goldman, 351,375 shares are subject to options exercisable within 60 days after March 31, 2007.

(6)	Of the number of shares that are beneficially owned by Mr. Barnes, 351,375 shares are subject to options exercisable within 60 days after March 31, 2007.

(7)	Of the number of shares that are beneficially owned by Mr. Bismuth, 355,211 shares subject to options exercisable within 60 days after March 31, 2007.

(8)	Of the number of shares that are beneficially owned by Mr. Timmins, 192,975 shares are subject to options exercisable within 60 days after March 31, 2007.

(9)	Of the number of shares that are beneficially owned by Mr. Crudele, 138,524 shares are subject to options exercisable within 60 days after March 31, 2007.

(10)	Of the number of shares that are beneficially owned by Mr. Dickinson, 145,947 shares are subject to options exercisable within 60 days after March 31, 2007.

(11)	Mr. Harms employment with us commenced on July 25, 2006.

(12)	Includes shares disclosed under footnotes 1-10. Of the number of shares that are beneficially owned by the directors and executive officers, 4,565,080 shares are subject to options exercisable within 60 days after March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2006, concerning securities authorized for issuance under all Transmeta equity compensation plans:

					Number of securities
					remaining available for
	Number of securities to be				future issuance under equity
	issued upon exercise of		Weighted-average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column(a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by security holders	37,980,675		$1.90		20,542,349	(1)
Equity compensation plans not approved by security holders	1,145,032	(2)	$5.04	(2)	3,357,260

Total	39,125,707		$1.88		23,899,609

(1)	Includes 20,542,264 shares available for issuance under Transmeta’s 2000 Equity Incentive Plan, all of which may be issued as stock options, restricted stock or stock bonuses, and 85 shares available for issuance under Transmeta’s 2000 Employee Stock Purchase Plan.

(2)	Includes options to purchase 365,032 shares and warrants to purchase 780,000 shares outstanding as of December 31, 2006 that were issued by Transmeta under non-plan options granted in or before 2001.

Transmeta Non-Plan Option Grants

Options granted to seven individuals outside of any equity compensation plan adopted by Transmeta remained outstanding as of December 31, 2006 (“Non-Plan Options”). All of the Non-Plan Options were granted in 2000 and prior to our initial public offering in November 2000. The Non-Plan Options include (i) a Non-Plan Option held by T. Peter Thomas, a member of our Board of Directors, to purchase up to 30,000 shares of our common stock at an exercise price of $9.50 per share, and (ii) Non-Plan Options held by six non-executive employees of Transmeta to purchase an aggregate of 750,000 shares of Transmeta’s common stock at a weighted average exercise price of $6.70 per share. Such Non-Plan Option grants were made pursuant to the terms of a form Non-Plan Stock Option Agreement, with each such grant authorized by our Board of Directors or the compensation committee of our Board of Directors. The Non-Plan Option grants have not been approved by our stockholders.

All of the Non-Plan Options are non-qualified stock options and were issued with an exercise price equal to 100% of the fair market value of the corresponding shares of common stock on the date of such grant. Each of the Non-Plan Options held was fully vested as of December 31, 2006 and has a ten-year term expiring in 2010 on the anniversary its date of grant. The Non-Plan Options also expire, in the event the grantee’s employment is terminated for any reason other than as a result of such grantee’s death or disability or for cause, three months following such termination of employment; in the event the grantee’s employment is terminated as a result of such grantee’s death or disability, 12 months following such termination; and, in the event the grantee’s employment is terminated for cause, on such termination date. In addition, the option grant agreement provides for the payment of the exercise price of options by any of the following means: (1) in cash (by check); (2) by cancellation of indebtedness of Transmeta to the participant; (3) at the discretion of our Board of Directors, by surrender of shares of our common stock; (4) at the discretion of our Board of Directors, by tender of a full recourse promissory note; (5) by waiver of compensation due or accrued to the participant for services rendered; (6) through a “same day sale” commitment from the participant and a broker-dealer that is a member of the National Association of Securities Dealers (an “NASD Dealer”); or (7) through a “margin” commitment from the participant and an NASD Dealer; or (8) by any combination of the foregoing.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approving Transactions with Related Persons

The audit committee of our Board of Directors is responsible for reviewing and approving all related party transactions, either in advance or when we become aware of a related person transaction that was not approved in advance. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. In addition, the nominating and corporate governance committee of our Board of Directors determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in the rules of the NASDAQ Stock Market and reviews and discusses any relationships with directors that would potentially interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Transactions with Related Persons

Other than the compensation arrangements described in “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described below, since January 1, 2006, there has not been nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $120,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Our certificate of incorporation limits the liability of our directors for monetary damages arising from breach of their fiduciary duties as directors, except to the extent otherwise required by the Delaware law, and our bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by Delaware law. In addition, since January 1, 2006, we have entered into our standard form indemnification agreement with Ralph J. Harms, our Chief Financial Officer. This agreement provides for the indemnification of Mr. Harms for all expenses and liabilities incurred in connection with any action or proceeding brought against him by reason of the fact that he is or was an agent of Transmeta.

Director Independence

The nominating and corporate governance committee of our Board of Directors has determined that each of Messrs. Barnes, Dickinson, Goldman, Tai, Thomas and Timmins, each a non-employee director of Transmeta, is independent under the rules of the NASDAQ Stock Market. Mr. Crudele is no longer independent based upon his appointment in February 2007 to serve as our President and Chief Executive Officer. Mr. Ditzel is not independent based upon his service as our Chief Technology Officer through March 2007. In making its independence determinations, the nominating and corporate governance committee each year reviews any transactions and relationships between the director, or any member of his or her immediate family, and is based on information provided by the director, company records and publicly available information during the year. Specifically, the nominating and corporate governance committee will consider the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% stockholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any other public company for which the non-employee director serves as a director. During 2006, there were no relationships or transactions in these categories reviewed by the nominating and corporate governance committee, nor were there any other similar relationships or transactions that the nominating and corporate governance committee considered.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by Burr, Pilger and Mayer LLP, our independent registered public accounting firm, for professional services provided for fiscal years ended December 31, 2006 and December 31, 2005, respectively, were as follows:

	2006	2005

Audit Fees	$842,275	$765,512
Audit-Related Fees	4,250	810
Tax Fees	—	—
All Other Fees	—	—

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements and fees for the audit of our internal control over financial reporting as of December 31, 2006 and December 31, 2005, respectively, in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

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

All of the services described above respecting Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the audit committee pursuant to the pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

3. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit						Filing	File
Number		Exhibit Title	Form	File No.	Exhibit	Date	Herewith
24	.01†	Power of Attorney.	10-K		24.01	03/30/2007
31	.01*	Certification by Lester M. Crudele pursuant to Rule 13a-14(a).					X
31	.02*	Certification by Ralph J. Harms pursuant to Rule 13a-14(a).					X
32	.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32	.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Filed herewith.

†	Previously filed with the registrant Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ RALPH J. HARMS
Ralph J. Harms
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Dated: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESTER M. CRUDELE [Principal Executive Officer] Lester M. Crudele	Chief Executive Officer and Director	April 30, 2007

/s/ RALPH J. HARMS [Principal Financial Officer and Duly Authorized Officer] Ralph J. Harms	Chief Financial Officer	April 30, 2007

* Murray A. Goldman	Director	April 30, 2007

* R. Hugh Barnes	Director	April 30, 2007

* Robert V. Dickinson	Director	April 30, 2007

* David R. Ditzel	Director	April 30, 2007

* William P. Tai	Director	April 30, 2007

* T. Peter Thomas	Director	April 30, 2007

Signature	Title	Date

* Rick Timmins	Director	April 30, 2007

* By: /s/ RALPH J. HARMS Ralph J. HarmsAttorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filing	File
Number		Exhibit Title	Form	File No.	Exhibit	Date	Herewith

24	.01†	Power of Attorney.	10-K		24.01	03/30/2007
31	.01*	Certification by Lester M. Crudele pursuant to Rule 13a-14(a).					X
31	.02*	Certification by Ralph J. Harms pursuant to Rule 13a-14(a).					X
32	.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32	.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Filed herewith.

†	Previously filed with the registrant Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.