Form 10-Q
period 2007-03-31
TRANSMETA CORP
filed 2007-05-15
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 199,933,774 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on May 9, 2007.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,863	$11,595
Short-term investments	18,981	29,955
Accounts receivable	454	310
Inventories	—	—
Prepaid expenses and other current assets	2,383	2,729

Total current assets	28,681	44,589

Property and equipment, net	639	758
Patents and patent rights, net	7,523	9,234
Other assets	2,147	2,148

Total assets	$38,990	$56,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,523	1,467
Accrued compensation and related compensation liabilities	1,193	3,245
Deferred income, net	—	15
Other accrued liabilities	2,288	3,015
Advance from customers	—	1,320
Current portion of accrued restructuring costs	4,667	1,996
Current portion of long-term payable	533	667

Total current liabilities	11,204	11,725
Long-term accrued restructuring costs, net of current portion	651	988
Long-term payables, net of current portion	1,339	1,333

Total liabilities	13,194	14,046

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2007 and 2006	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares —199,913,774 and 197,876,403 respectively	726,003	724,229
Treasury stock — 796,875 shares in 2007 and 2006	(2,439)	(2,439)
Accumulated other comprehensive gain (loss)	7	(66)
Accumulated deficit	(697,775)	(679,041)

Total stockholders’ equity	25,796	42,683

Total liabilities and stockholders’ equity	$38,990	$56,729

(1)	Derived from the Company’s audited financial statements as of December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     (See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenue:
Product	$142	$589
License	—	—
Service	1,997	18,920

Total revenue	2,139	19,509

Cost of revenue:
Product	80	162
License	—	—
Service	1,138	10,881
Impairment charge on inventories	364	—

Total cost of revenue	1,582	11,043

Gross profit	557	8,466
Operating expenses:
Research and development	4,936	3,252
Selling, general and administrative	6,106	5,544
Restructuring charges, net	6,665	74
Amortization of patents and patent rights	1,712	1,711
Impairment charge on long-lived and other assets	294	—

Total operating expenses	19,713	10,581

Operating loss	(19,156)	(2,115)
Interest income and other, net	490	503
Interest expense	(68)	(35)

Net loss from continuing operations	$(18,734)	$(1,647)

Net loss per share — basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding — basic and diluted	199,220	193,365

     (See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,734)	$(1,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	303	1,317
Depreciation	176	301
Amortization of patents and patent rights	1,711	1,711
Non cash restructuring charges	—	74
Impairment charge on long-lived and other assets	294	—
Loss on disposal of fixed assets, net	11	—
Changes in operating assets and liabilities:
Accounts receivable	(144)	1,470
Inventories	—	97
Prepaid expenses and other current assets	8	124
Other assets	—	(9)
Accounts payable and accrued liabilities	(1,836)	(1,233)
Deferred income	(15)	(86)
Advances from customers	(1,320)	(3,674)
Accrued restructuring charges	2,334	(484)

Net cash (used in) operating activities	(17,212)	(2,039)

Cash flows from investing activities:
Purchase of available-for-sale investments	—	(4,000)
Proceeds from sale or maturity of available-for-sale investments	11,000	2,999
Purchase of property and equipment	(24)	(114)

Net cash provide by (used in) investing activities	10,976	(1,115)

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	1,504	3,017

Net cash provided by financing activities	1,504	3,017

Change in cash and cash equivalents	(4,732)	(137)
Cash and cash equivalents at beginning of period	11,595	27,659

Cash and cash equivalents at end of period	$6,863	$27,522

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$4

(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     Transmeta Corporation (“Transmeta” or the “Company”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, the Company first became known for designing, developing and selling its highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. In 2003, the Company began diversifying its business model to establish a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies. In 2005, the Company further modified its business model to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies, as well as to provide microprocessor design and engineering services to other companies. During 2005 and 2006, the Company pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
     In January 2007, the Company concluded that if it were to continue all three lines of business under the business model that it pursued through its fiscal year ended December 31, 2006, its existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund its operations, planned capital and R&D expenditures for the next twelve months. Accordingly, the Company is streamlining and restructuring its operations to focus on its core business of developing and licensing intellectual property and technology. In February 2007, the Company began the initial phase of its restructuring plan by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. During March 2007, the Company further reduced its workforce by approximately 55 employees as it completed its engineering services work for Sony and Microsoft. During the second quarter of 2007, the Company expects to further streamline its operations and reduce its workforce by an additional 15 to 20 percent, primarily affecting general and administrative personnel. As a result of its recent operational streamlining activities, the Company has ceased to pursue engineering services as a separate line of business, ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products. In 2007, the Company will focus on its primary line of business in developing and licensing its advanced technologies and intellectual property.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     For the quarter ended March 31, 2007 and the fiscal year ended December 31, 2006, the Company had negative cash flows from its operations. Except for the second, third, and fourth quarters of fiscal 2005, the Company has historically reported negative cash flows from operations, because the gross profit, if any, generated from its operations has not been sufficient to cover its operating cash requirements. Since its inception, the Company has incurred a cumulative loss aggregating $697.8 million, which includes net losses of $18.7 million for the quarter ended March 31, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $25.8 million at March 31, 2007.
     In May 2007, based on its current evaluation of its cash requirements and expected cash from operations for fiscal 2007, the Company has determined that in addition to its planned activities to streamline and restructure its operations, it will also need to raise additional financing in order to fund its operations for a period that extends at least through the next twelve months. Under its business model and current restructuring plan, the Company expects to reduce its overall operating expenses to align with its current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. The Company believe that if its restructuring and financing activities taken under that plan are successful, its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and R&D expenditures for at least the next twelve months. If the Company is unable to generate cash from operations sufficient to sustain its R&D activities at current levels, or to raise additional operating capital for that purpose, the Company believes that it would still be positioned to further reduce its R&D spending, to monetize certain of its technology or intellectual property assets, and to focus on licensing its intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions described above raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should it be unable to continue as a going concern.

3. Balance Sheet Details

	March 31,	December 31,
(In thousands)	2007	2006
Inventories
Raw materials	$—	$—
Work in progress	—	—
Finished goods	—	—

Total	$—	$—

Property and equipment, net
Leasehold improvements	$2,326	$2,076
Computer equipment	3,604	4,183
Furniture and fixtures	406	677
Computer software	772	1,858

	7,107	8,794
Less accumulated depreciation and amortization	(6,468)	(8,036)

Total	$639	$758

Other accrued liabilities
Accrued audit	$414	$847
Deferred rent	252	407
Accrued Insurance	450	546
Other	1,172	1,215

	$2,288	$3,015

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
     All short-term investments as of March 31, 2007 and December 31, 2006, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate Fair
(In thousands)	Cost	Gains	Losses	Value
As of March 31, 2007
Federal agency discount notes	$13,000	$—	$19	$12,981
Commercial paper	6,000	—	—	6,000

Total	$19,000	$—	$19	$18,981

As of December 31, 2006
Federal agency discount notes	$16,000	$—	$45	$15,955
Commercial paper	14,000	—	—	14,000

Total	$30,000	$—	$45	$29,955

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

	Amortized	Aggregate Fair
(In thousands)	Cost	Value
As of March 31, 2007:
Amounts maturing within one year	$15,000	$14,981
Amounts maturing after one year, within five years	4,000	4,000

Total	$19,000	$18,981

     The Company had a restricted cash balance of $110,000 at March 31, 2007 and December 31, 2006 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the quarters ended March 31, 2007 and 2006, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of March 31, 2007 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2007 (in thousands):

	In Loss Position < 12 Months		In Loss Position > 12 Months		Total in Loss Position
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Short-term investments:
Federal agency discount notes	$6,981	$(19)	$—	$—	$6,981	$(19)
Commercial paper			—	—	—	—

Total in loss position	$6,981	$(19)	$—	$—	$6,981	$(19)

5. Commitments and Contingencies
     Purchase Commitments
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its purchase commitments at March 31, 2007 were zero due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.
     Operating Leases
     Transmeta leases its facilities and certain equipment under non cancelable operating leases expiring through 2009.
     At March 31, 2007, future minimum payments for operating lease obligations are as follows:

Operating
Leases
(In thousands)
Years ending December 31,

2007(remaining 9 months)	$3,498
2008	2,753
2009	800
Total minimum operating lease payments	$7,051

     Litigation
     The Company is a party to one consolidated lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the District Court. A final settlement approval hearing on the proposed issuer settlement was held in April 2006. The District Court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriter defendants has proceeded. In October 2004, the District Court certified a class in the underwriters’ proceeding. In December 2006, however, the Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Court of Appeals’ holding, while directly affecting only the underwriters, raises doubt as to whether the proposed issuer settlement will be approved in its present form. At a status conference on April 23, 2007, the District Court suggested that, in view of the Court of Appeals’ ruling, the issuers’ settlement could not be approved in its present form and should be modified. The District Court set a further status conference for May 30, 2007. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

     In October 2006, the Company filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. The Company’s complaint, as amended, charges that Intel has infringed and is infringing eleven Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. The Company’s complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of the Company’s processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, the Company filed its Reply to Intel’s counterclaims. The Company denies infringement of the Intel patents, and contends that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In April 2007, at the initial case management conference, the Court set December 1, 2008 as the trial date for the Company’s lawsuit. It is not possible at this time to predict how or when the Company’s claims will be resolved, whether the Company will be found liable under Intel’s counterclaims, or the nature and extent of any damage awards. Consequently no amounts have been accrued for potential unfavorable settlement.
6. Net Comprehensive Loss
     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three month periods ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Net loss	$(18,734)	$(1,647)
Net change in unrealized gain (loss) on investments	26	48
Net change in foreign currency translation adjustments	47	(1)

Net comprehensive loss	$(18,661)	$(1,600)

     The components of accumulated other comprehensive loss, net of taxes as of March 31, 2007 and December 31, 2006, respectively, is as follows (in thousands):

	March 31,	December 31,
(In thousands)	2007	2006
Net unrealized loss on investments	$(19)	$(45)
Cumulative foreign currency translation adjustments	26	(21)

Accumulated other comprehensive loss	$7	$(66)

7. Stock Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123 (R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 (R).

     In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 15.5% and 10.9% for its employees and directors and officers options, respectively. The company also uses a forfeiture rate of 32.0% for its Employee Stock Purchases for the three months ended March 31, 2007. At March 31, 2007, the Company’s unrecognized stock-based compensation cost related to non-vested stock options and awards was approximately $7.6 million after estimated forfeitures and will be recognized over weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Zero dollars of stock-based compensation capitalized as inventory and none was capitalized as deferred costs as of March 31, 2007.
     Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were $1.5 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three months ended March 31, 2007 and March 31, 2006.. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and, effective January 1, 2006, the Company adopted the straight-line attribution approach for prospective ESPP purchases using the following weighted-average assumptions:

	Three Months Ended March 31,
Incentive Stock Plans	2007		2006
Risk-free interest rate	4.7%		4.6%
Expected life of option	4	years	3 - 4	years
Expected dividend yield	0		0
Volatility	87%		100%

	Three Months Ended March 31,
Employee Stock Purchase Plan	2007		2006
Risk-free interest rate	5.1%		4.7%
Expected life of option	1.25	years	0.5	years
Expected dividend yield	0		0
Volatility	71%		100%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of four of the Company’s competitors, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation for Incentive Stock Plans is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. The expected life of option assumption used for the Employee Stock Purchase Plan is the weighted average expected term for the four purchase periods within each 24-month offering period.
     The weighted-average fair value of the options granted under the stock option plans was $0.44 per share for the three months ended March 31, 2007 and $0.88 for the three months ended March 31, 2006, respectively.

     Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three month period ended March 31, 2007 and 2006, respectively.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Cost of product revenue	$—	$4
Cost of service revenue	3	601
Research and Development	(82)	258
Selling, general and administrative	382	454

Total stock-based compensation	$303	$1,317

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
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the three months ended March 31, 2007:

				Weighted
				Average
			Weighted	Remaining
	Shares		Average	Contractual	Average Intrinsic
	Available for	Number of	Exercise	Term	Value
	Grant	Shares	Price	(In Years)
Balance at December 31, 2006	20,542,264	37,980,675	$1.90
Additional shares reserved	9,893,820
Options granted	(1,000,000)	1,000,000	$0.67
Options exercised		(486,119)	$0.75
Options forfeited / canceled / expired	7,361,816	(7,361,816)	$1.31

Balance at March 31, 2007	36,797,900	31,132,740	$2.02	3.64	$7,650

Vested and expected to be vested		29,289,250	$2.08	3.37	$7,650

Shares Exercisable:
March 31, 2007		24,672,606	$2.26	2.49	$7,650
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Transmeta’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of Transmeta’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 were $95,000 and $1.4 million, respectively.

     The exercise prices for options outstanding and exercisable as of March 31, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Price
As of March 31, 2007:
$0.19 - $0.72	1,823,293	7.64	$0.67	521,521	$0.65
$0.75 - $0.75	5,965,385	4.72	$0.75	4,339,581	$0.75
$0.77 - $1.15	3,276,309	2.30	$0.99	3,064,891	$1.00
$1.19 - $1.32	3,125,528	2.88	$1.22	2,810,268	$1.22
$1.33 - $1.48	3,891,225	6.94	$1.45	1,090,247	$1.47
$1.49 - $2.15	3,819,495	2.45	$1.87	3,658,275	$1.87
$2.16 - $2.46	4,010,905	2.53	$2.42	3,991,703	$2.42
$2.48 - $6.00	4,247,929	1.58	$4.34	4,223,449	$4.34
$8.25 - $13.62	954,671	1.66	$9.43	954,671	$9.43
$14.49- $14.49	18,000	0.09	$14.49	18,000	$14.49

Total	31,132,740			24,672,606

     2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. There were 1,551,252 shares purchased under the Employee Stock Purchase Plan during the three months ended March 31, 2007. As of March 31, 2007, 17,008,686 shares had been issued under the Purchase Plan. At March 31, 2007, the total compensation cost related to options to purchase the Company’s common stock under the Purchase Plan but not yet recognized was approximately $512,000 and will be recognized on a straight-line basis over periods of up to 2 years.
8. Geographic and Customer Concentration Information
     The following table presents our sales to customers that accounted for more than 10% of total revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Sony Corporation	86%	50%
Microsoft Corporation	* %	47%

•	*% represents less than 10% of total revenue

     The following table presents balances from our customers that accounted for more than 10% of our trade accounts receivable balance at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Microsoft Corporation	* %	100%
Toshiba Corporation	100%	* %

•	*% represents less than 10% of net accounts receivable
      With the exception of Microsoft, our significant customers for the periods covered by this report are located in Asia.
9. Net Loss per Share
     Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In the three months ended March 31, 2007 and 2006, diluted net loss per share information is the same as basic net loss per share since common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 31,497,772 and 37,314,024 for the three months ended March 31, 2007 and 2006, respectively. The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share amounts)
Basic and diluted:
Net Loss, as reported	$(18,734)	$(1,647)

Shares used to compute basic net loss per share	199,220	193,365

Effect of dilutive securities:
Common stock equivalents	—	—

Shares used to compute diluted net loss per share	199,220	193,365

Basic and diluted net loss per share	$(0.09)	$(0.01)

10. Advances from Customers
      At March 31, 2007, the Company had zero cash advances from customers. At December 31, 2006, the Company had cash advances of $1.3 million from one customer for design and engineering services.
11. Deferred income
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

	March 31,	December 31,
	2007	2006
Deferred revenue:
Product	$—	$48
License	—	—
Service	—	—

Total	$—	$48

Deferred costs:
Product	$—	$33
License	—	—
Service	—	—

Total	$—	$33

Deferred income	$—	$15
12. Restructuring Charges
     During the three months ended March 31, 2007 and 2006 we recorded $6.7 million and $74,000 of restructuring charges, respectively. The restructuring charges related to the workforce reduction during the first quarter resulted in a charge of approximately $5.8 million, of which $3.8 million was paid out. In February 2007 the Company announced and initiated a restructuring plan to streamline its operations and focus its efforts and resources on its primary line of business in developing and licensing intellectual property and technology. The Company began the initial phase of its restructuring plan in February 2007 by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. The Company further reduced its workforce by approximately 55 employees by March 31, 2007, as it completed existing engineering services work for Sony and Microsoft. Moreover, the Company incurred $0.9 million of restructuring charges relating to facilities charges resulting from the vacating of a portion of previously occupied building space net of cash flows associated with a new subtenant that took occupancy April 1, 2007.
     Accrued restructuring charges consist of the following at March 31, 2007 (in thousands):

	Excess	Workforce
(In thousands)	Facilities	Reduction	Total
Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	373	—	373
Change in estimates	325		325
Cash drawdowns	(1,970)	—	(1,970)

Balance as of December 31, 2006	2,984	—	2,984
Restructuring charges	701	5,806	6,507
Change in estimates	158	—	158
Cash drawdowns	(529)	(3,802)	(4,331)

Balance as of March 31, 2007	$3,314	$2,004	$5,318

     The remaining accrued restructuring costs represent the estimated loss on abandoned facilities, net of sublease income, which is expected to be paid over the next two years from our existing cash and cash equivalents balances.

13. Stockholders’ Equity
     The following are the changes in stockholders equity ( in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Beginning balance:	$42,683	$54,952
Net Loss	(18,734)	(1,647)
Proceeds from stock option exercises and ESPP	1,504	3,103
Stock-based compensation expense	270	1,330
Comprehensive Income (Loss)	73	47

Ending balance:	$25,796	$57,785

14. Correspondence from Nasdaq
     In March 21, 2007, the Company received a letter from the Nasdaq Stock Market indicating that it is not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its letter that in accordance with the Nasdaq Marketplace Rules, the Company will be provided 180 calendar days, or until September 17, 2007, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of Transmeta common stock at this time.
15. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Tax Positions — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. For additional disclosures relating to FIN 48, please refer to Note 17 of Notes to condensed consolidated financial statements below.
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
16. Segment Information
     The Company has determined that, in accordance with FASB’s SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment as it operates and is evaluated by management on a single segment basis: the development, licensing, marketing and sale of hardware and software technologies for the computing market.

17. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. At January 1, 2007, the cumulative unrecognized tax benefit was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 we recognized no adjustment in the liability for unrecognized income tax benefits.
     At March 31, 2007, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
      The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the year ending December 31, 2002 through 2006.
     For FIN 48 purposes, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, state, and foreign income taxes.
18. Subsequent Events
      On April 24, 2007, the Company and the Internal Revenue Service agreed to make an adjustment to increase the Company’s interest income for its fiscal year ended December 31, 2003 and to decrease the Company’s net operating loss carry-forwards to take into account additional interest income earned during the Company’s fiscal years ended December 31 of 2000, 2001, 2002 and 2003. This adjustment reflects the Internal Revenue Service’s position that, during the years 1999 through 2002, the Company earned imputed interest income because the Company loaned funds to its Cayman Islands subsidiary by paying some of the Cayman Islands subsidiary’s research and development costs. The total value of the imputed interest income and the consequential reduction in the Company’s carry-forward net operating losses was approximately $6.9 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Caution Regarding Forward-Looking Statements
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.
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
     From our inception through our fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. Since introducing our first family of microprocessor products in January 2000, we derived the majority of our revenue from selling our microprocessor products. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. Although we believe that our products deliver a compelling balance of low power consumption, high performance, low cost and small size, we did not generate product revenue sufficient to sustain that line of business.
     In January 2005, we put most of our microprocessor products to End-of-Life status and began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies to other companies, as well as to provide microprocessor design and engineering services. In 2005, we also entered into two significant and unrelated strategic alliance agreements with Sony and Microsoft, respectively, to leverage our microprocessor design and development capabilities by providing engineering services to other companies under contract. During 2005 and 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
     In January 2007, we concluded that if we were to continue all three lines of business under the business model that we pursued during 2005 and through our fiscal year ended December 31, 2006, our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months.
     Accordingly, and as we announced publicly in February 2007, we are now streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. In March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft in satisfaction of strategic alliance agreements. During the second quarter of 2007, we expect to further streamline our operations and reduce our workforce by an additional 15 to 20 percent, primarily in general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property. We are presently focused on developing and licensing our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing our computing and microprocessor technologies to other companies. We cannot assure you that we will enter any additional licensing agreements or generate any royalties under our existing licensing agreements in 2007.
     In the three months ended March 31, 2007, we incurred a net loss of $18.7 million and negative cash flows from operations of $17.2 million. This compares to the three months ended March 31, 2006 in which we incurred a net loss of $1.6 million and negative cash flows from operations of $2.0 million. We expect to report net losses and negative net cash flows during the last three quarters of fiscal 2007.
     In May 2007, based on our current evaluation of our cash requirements and expected cash from operations for fiscal 2007, we have determined that in addition to our planned activities to streamline and restructure our operations, we will also need to raise additional financing in order to fund our operations for a period that extends at least through the next twelve months. Under our business model and current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. We believe that if our restructuring and financing activities taken under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months. If we are unable to generate cash from operations sufficient to sustain our R&D activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our R&D spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.

     Critical Accounting Policies
     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of financial condition and Results of Operations,” of our annual report on Form 10-K, for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.
     Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since December 31, 2006. Effective January 1, 2007 the Company adopted the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48. See Footnote 17.
Accounting for Stock-Based Compensation
     Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black-Scholes option pricing method. The compensation cost is then amortized straight-line over the vesting period. The Company uses Black-Scholes in determining the fair value of its stock options at the date of grant. Black-Scholes requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.
     Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Product	7%	3%
License	0%	0%
Service	93%	97%

Total	100%	100%

Costs of product	4%	1%
Costs of license	0%	0%
Costs of service	53%	56%
Impairment charges on long-lived assets	17%	0%

Total cost of revenue	74%	57%

Gross profit	26%	43%

Operating expenses:
Research and development	231%	17%
Selling, general and administrative	285%	28%
Restructuring charges	312%	0%
Amortization of patents and patent rights	80%	9%
Impairment charge on long-lived and other assets	14%	0%

Total operating expenses	922%	54%

Operating loss	(896%)	(11%)
Interest income and other, net	23%	3%
Interest expense	(3%)	0%

Net loss	(876%)	(8%)

Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Product	$142	$589
License	—	—
Service	1,997	18,920

Total revenue	$2,139	$19,509

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
     Product Revenue. In the three months ended March 31, 2007, our product revenues consisted of two shipments of Efficeon microprocessors, totaling $101,000. In addition to this the Company recognized the last portion of Distributor deferred revenue totaling $41,000. The Distributor revenue was a result of the expiration of the 12 month warranty on product held by Distributors. Product revenue in the three months ended March 31, 2007 decreased by $447,000 over the three months ended March 31, 2006. The decrease was due to the decline in the remaining product sales from our exited microprocessor business.
     As a result of our recent operational streamlining and restructuring activities, we have ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products. We do not plan to conduct any product sales activities or to receive any revenue from product sales in 2007.
     License Revenue. We did not recognize any license revenue during the three months ended March 31, 2007 and 2006, respectively. We are focused on developing and licensing our advanced technologies and intellectual property as our primary line of business in 2007. Based on our current evaluation of our licensing opportunities and technology transfer requirements, we do not expect to recognize any licensing revenue during fiscal 2007.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues in the three months ended March 31, 2007 decreased by $16.9 million over the three months ended March 31, 2006. This $16.9 million decrease in service revenue was attributable to the lack of any fixed fee development services business from Microsoft (which totaled $9.1 million in the first quarter of 2006) and the reduced demand for engineering support under the time and materials based design services contract for Sony Group (which totaled $8.0 million in the first quarter of 2006 and was completed in the first quarter of 2007), as partially offset by $0.2 million under a time and materials contract for an existing LongRun2 licensing customer.
     Deferred income related to services was zero at March 31, 2007 compared to $0.6 million at March 31, 2006. This decrease in deferred income was due to the lack of any fixed fee development services business as of March 31, 2007.
     Services Revenue

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Time & materials based contracts	$1,997	$9,829
Fixed fee development service	—	9,091
Maintenance & technical support services for license	—	—

Total services revenue	$1,997	$18,920

     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. There was no maintenance and technical support services revenue nor cost of revenue for the quarters ended March 31, 2007 and 2006, respectively.
     Fixed Fee Development Service Revenue and Cost of Services. Beginning from the second quarter of fiscal 2005, the Company entered into a series of related fixed-fee agreements for providing engineering and development services. Certain portions of the fixed fees are paid to the Company upon achieving certain defined technical milestones. The Company generally has deferred the recognition of revenue and the associated costs until the project has been completed and the Company has met all of its obligations in connection with the engineering and development services and has obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, the Company has elected to segment its fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the three months ended March 31, 2006, the Company recognized $9.1 million and $4.6 of fixed fee revenue and the related fixed fee development costs of services, respectively. Furthermore, at March 31, 2006, the deferred portion of the fixed fee revenue and related fixed fee development costs of services were $0.6 million and $0.4 million, respectively. In the three months ended March 31, 2007, there was no earned nor deferred fixed fee revenue nor cost of revenue reflected in the Company’s Statement of Operations and Balance Sheet.
     Time and Materials Based Design Service Revenue. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced technical projects for Sony.

We recognize the service revenue and related direct cost of service, the latter consisting primarily of assigned staff compensation related costs using the time and materials method, as work is performed. The Sony time and materials based contract expired on March 31, 2007 and will not be renewed. As a result of our recent operational streamlining activities, we have ceased to pursue delivery of engineering services under time and materials based revenue contracts as a separate line of business. For the three months ended March 31, 2007, the Sony time and materials contract included $1.8 million revenue and $1.1 million cost of revenue, and a time and materials contract for an existing LongRun2 licensee included $0.2 million revenue and immaterial cost of revenue.
     Costs of Revenues
     Costs of revenues consists of cost of product revenue, cost of license revenue and cost of services revenue.
     Products:
     Our cost of product revenue is comprised of the components displayed in the following table.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Cost of product revenue	$80	$162
Impairment charge on inventory	364	—

Total cost of product revenue	$444	$162

     The $82,000 decrease in our cost of product revenue in the three months of 2007 versus the corresponding period of 2006 was primarily due to diminished end-of-life product sales. The $364,000 impairment charge on inventory was due to costs incurred in the first quarter of 2007 for the fully reserved Efficeon 90 nanometer inventory.
     Product gross margins where impacted by the aforementioned EOL, and the decrease in revenues and the impact of selling reserved inventory.
     Licenses:
     Because there were no licensing sales for the three months ended March 31, 2007 and 2006, there is no associated cost of license revenue incurred for these respective periods.
     Services:
     The cost of services revenue is comprised of three sub-types: (i) Maintenance and Technical Support Services pursuant to LongRun2 licenses; (ii) Fixed Fee Development Services; and (iii) Time and Materials Based Design Services.
     Cost of services revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The $5.0 million decrease in cost of services revenue resulted from the decrease in the Sony time and materials design contract revenue. The lack of a fixed fee development service contract in the first quarter of 2007 compared to the same period in 2006 accounts for the total decrease in cost of fixed fee development service of $4.7 million. Our cost of services revenue for the three months ended March 31, 2007 and 2006 is summarized in the table below:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Time & materials based contracts	$1,138	$6,220
Fixed fee development service	—	4,661
Maintenance & technical support services for license	—	—

Total cost of services revenue	$1,138	$10,881

     Research and Development
     Total research and development expenses for the comparative periods are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Research and development expenses	$4,936	$3,252

Amount classified to costs of service and deferred costs (1)	$1,055	$6,196

(1)	In fiscal 2006, we classified costs directly attributable to the design and development services agreements to costs of service revenues.
     Research and development expenses in the three months ended March 31, 2007 increased by $1.7 million over the comparable period in fiscal 2006. R&D expenses increased primarily as a result of a lower allocation of research and development expenses capitalized to services revenue of $1.1 million during the first quarter of 2007 compared to $6.2 million in the same period last year. Of the total combined R&D expenses and allocated costs of services and deferred costs to services of $6.1 million for the first quarter of 2007, compared to $9.4 for the same period in 2006, the decline was primarily due to a $1.7 million decrease in salaries resulting principally from the February 2, 2007 restructuring plan, and a $0.9 million decline in stock based compensation expense was due to the impact of terminated R&D employee withdrawals before the January 31, 2007 purchase date.
     We expect our research and development expense to significantly decrease in future periods due to our restructuring plan that decreased our worldwide workforce by approximately 130 employees, most of whom worked in our engineering services business
     Selling, General and Administrative

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Selling, general and administrative expenses	$6,106	$5,544

Selling, general and administrative expenses for the three months ended March 31, 2007 increased by approximately $600,000, compared to the corresponding period of fiscal 2006, primarily because of severance and hiring costs associated with the turnover of the Company’s chief executive officer during the first quarter of 2007.

     Restructuring Charges, net
     During the three months ended March 31, 2007 and 2006, the Company recorded $6.7 million and $74,000 of restructuring charges, respectively. The restructuring charge for the first three months of 2006 resulted from the Company’s strategic restructuring plan to focus its ongoing efforts on licensing its advanced technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. This restructuring charge for the first three months of 2007 consisted primarily of $5.8 million for termination and transition benefits for a workforce reduction of approximately 130 employees and $0.9 million related to facilities restructuring expenses.
     Amortization of Patents and Patent Rights
     Amortization of patents and patent rights were $1.7 million for the three months ended March 31, 2007 and 2006. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
     Impairment Charge on Long-Lived and Other Assets
     During the quarter ended March 31, 2007 we recorded a charge of $0.3 million related primarily to software that was impaired because it was unrelated to our ongoing licensing business.
     Stock Compensation

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Stock compensation expense	$303	$1,317

     Total stock compensation expense decreased by $1.0 million to $0.3 million for the first quarter of 2007 from $1.3 million in the same period in 2006. This net decrease was due to a $0.1 million decrease in stock option compensation expense and a $0.9 million decrease in ESPP compensation expense. This decrease in both stock option and ESPP compensation expense is due to the workforce reduction of approximately 130 employees, or approximately two-thirds of the workforce, implemented during the three months ended March 31, 2007.
     Interest Income and Other, Net
     Interest income and other, net was $0.5 million in the three months ended March 31, 2007 and 2006.
     Interest Expense
     Interest expense was $68,000 and $35,000 for the three months ended March 31, 2007 and 2006, respectively. This increase of $33,000 was primarily due to accreted interest on restructured buildings.
     Liquidity and Capital Resources
     For the quarter ended March 31, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $697.8 million, which includes net losses of $18.7 million for the quarter ended March 31, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $25.8 million at March 31, 2007.

     The following comparison table summarizes our usage of cash and cash equivalents for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2007	2006
Net cash used in operating activities	$(17,212)	$(2,039)
Net cash provided by (used in) investing activities	10,976	(1,115)
Net cash provided by financing activities	1,504	3,017

Decrease in cash and cash equivalents	$(4,732)	$(137)

     The $15.2 million reduction in our cash used in operating activities was due primarily to the lack of cash receipts in the three months ended March 31, 2007, during which we ceased to pursue engineering services as a separate line of business and exited the business of selling microprocessor products, both of which businesses contributed cash in the three months ended March 31, 2006. The $12.1 million increase in our net cash provided by investing activities in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due to our withdrawals of cash from maturities of short term investments to meet our operating capital needs. The $1.5 million decrease in our cash provided by financing activities in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due to a decrease in the proceeds from our employee stock purchase plan and incentive stock option plans as a result of our reduction of our workforce by approximately 130 employees during the three months ended March 31, 2007.
     In 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. In January 2007, we concluded that if we were to continue all three lines of business under the business model that we pursued through our fiscal year ended December 31, 2006, our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and R&D expenditures for the next twelve months.
     Accordingly, and as we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we expect to further streamline our operations and reduce our workforce by an additional 15 to 20 percent, primarily affecting general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property in 2007.
     In May 2007, based on our current evaluation of our cash requirements and expected cash from operations for fiscal 2007, we have determined that in addition to our planned activities to streamline and restructure our operations, we will also need to raise additional financing in order to fund our operations for a period that extends at least through the next twelve months. Under our business model and current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. We believe that if our restructuring and financing activities taken under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months. If we are unable to generate cash from operations sufficient to sustain our R&D activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our R&D spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.
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
     In addition to the restructuring plan and financing activities referred to above, we are currently engaged in discussions with other companies regarding certain potential strategic alliance opportunities that could enable us to leverage our technologies, to raise operating capital and to improve or enhance our business in other ways. Although it is possible that we might raise additional operating capital or create new prospects by means of one or more strategic alliances with other companies, we have no assurance that we will achieve any such strategic alliance or that any such strategic alliance, if achieved, will prove favorable for us or our business.
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

     Restructuring
     During the first quarter of fiscal 2007, we incurred restructuring charges of $5.8 million related to the operational streamlining activities and workforce reduction that decreased our worldwide workforce by approximately 130 employees and further vacated a portion of our occupied buildings and sublet to a new subtenant for the balance of our related lease obligation resulting in a net charge of $0.9 million. Refer to Note 12 of Notes to condensed consolidated financial statements for additional disclosures.
     Contractual Obligations
     At March 31, 2007, we had the following contractual obligations:

	Payments Due by Period
		Remainder of
(In thousands)	Total	2007	2008	2009
Operating Leases(1)	$5,927	$3,541	$2,386	$—
Unconditional Contractual Obligations(2)	1,866	400	666	800
Less Income from Sub-Lease	(742)	(443)	(299)	—

Total	$7,051	$3,498	$2,753	$800

(1)	Operating leases include agreements for building facilities.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
     Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty Tax Positions-An Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a enterprise’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. For additional disclosures relating to FIN 48, please refer to Note 17 of Notes to condensed consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of March 31, 2007, we had cash equivalents and available-for-sale investments of $25.8 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at March 31, 2007.
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
     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party in one consolidated stockholder lawsuit. Beginning in September 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. Although the Company and the Transmeta defendants have approved the settlement in principle, it remains subject to several procedural conditions, as well as formal approval by the District Court. A final settlement approval hearing on the proposed issuer settlement was held in April 2006. The District Court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriter defendants has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Court of Appeals’ holding, while directly affecting only the underwriters, raises doubt as to whether the proposed issuer settlement will be approved in its present form. At a status conference on April 23, 2007, the District Court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. The District Court set a further status conference for May 30, 2007. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
     On October 11, 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In April 2007, at the initial case management conference, the Court set December 1, 2008 as the trial date for our lawsuit.
Item 1A. Risk Factors
     The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this quarterly report on Form 10Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.
We have a history of losses, and we must successfully execute on our modified business model and restructuring plan if we are to sustain our operations.
     For the quarter ended March 31, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $697.8 million, which includes net losses of $18.7 million for the quarter ended March 31, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $25.8 million at March 31, 2007.

     In January 2007 we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under the business model that we pursued during 2005 and 2006, which model included three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above in Part I, Item 2. Accordingly, and as we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we expect to further streamline our operations and reduce our headcount by an additional 15 to 20 percent, primarily in general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. In 2007, we will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property.
     Based on our current evaluation of our cash requirements and expected cash from operations for fiscal 2007, we have determined that in addition to our planned activities to streamline and restructure our operations, we will also need to raise additional financing in order to fund our operations for a period that extends at least through the next twelve months. Under our business model and current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. Although we believe that if our restructuring and financing activities under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months, we recognize that there is substantial doubt about our ability to continue to operate as a going concern for a period that extends for the next twelve months, and that our ability to continue as a going concern depends upon our successful execution of our restructuring plan.
We might fail to execute our restructuring plan or to operate successfully under our modified business model.
     In February 2007, we announced a restructuring plan to focus on our core business of developing and licensing intellectual property and technology. The modification of our business model entails significant risks and costs, and we might not succeed in operating within this model or under our restructuring plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, achieve market acceptance for our technologies, earn adequate revenues from our licensing business, or achieve sustained profitability. Employee concern about changes in our business model or the effect of such changes on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. The modification of our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
We need additional financing under our restructuring plan, but we may not be able to raise any more financing, or financing may only be available on terms unfavorable to us or our stockholders.
     Under our current restructuring plan, we expect not only to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, but also to raise additional operating capital as needed to pursue those opportunities. Because we recognize that there is substantial doubt about our ability to continue to operate as a going concern for a period that extends for the next twelve months, and that our ability to continue as a going concern depends upon our successful execution of our restructuring plan, we have determined that we need to raise significant additional funds through public or private equity or debt financing in order to continue operations under our modified business model. Further, as we continue to develop new technologies in accordance with our modified business model, we might require more cash to fund our operations. A variety of other business contingencies could contribute to our need for funds in the future, including the need to:
•	fund expansion;

•	fund marketing expenditures;

•	develop or enhance our products or technologies;

•	enhance our operating infrastructure;

•	hire additional personnel;

•	respond to customer concerns about our viability;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.
     If we succeed in raising additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. For example, in order to raise equity financing, we may decide to sell our stock at a discount to our then current trading price, which may have an adverse effect on our future trading price. Although we can issue unregistered securities, or use other means to register our securities, we might not be able to raise additional financing on terms favorable to us, or at all. If we are unable to raise additional funds or to sustain our operations on a modified business model in the future, we may be unable to continue to operate our business as a going concern, with substantial adverse effects on the value of our common stock and our ability to raise additional capital. This uncertainty may also create concerns among our current and future customers, vendors and licensees as to whether we will be able to fulfill our obligations or, in the case of customers, fulfill their future product or service needs. As a result, our current and prospective customers, licensees and strategic partners might decide not to do business with us, or only do so on less favorable terms and conditions. Employee concern about the future of the business and their continued prospects for employment may cause employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful.
We might not be able to execute under our restructuring plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.
     Our success under our modified business model will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. In 2007 we have had substantial turnover in our executive management team, including the separation in February 2007 of our former president and CEO Arthur L. Swift, and our March 2007 restructuring plan that effectively eliminated the management positions of at least four of the Company’s executive officers: Patrick V. Boudreau, senior vice president of human resources; David R. Ditzel, chief technology officer; Martin A. Levy, vice president of operations; and Robert Rogenmoser, vice president of VLSI development. Some executives have joined us in key management roles only recently. In February 2007, Lester M. Crudele was appointed to serve as our president and chief executive officer, and Ralph J. Harms joined us as our chief financial officer in July 2006. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our modified business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
Our lawsuit against Intel for patent infringement will be costly to litigate, could be delayed, could be decided adversely to us, and could adversely affect our intellectual property rights, distract our management and technical staff, and cause our stock price to decline.
     In October 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that we have infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents, and we contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. We expect that our lawsuit, if we cannot resolve it before trial, could require several years to litigate, and at this stage we cannot predict the duration or cost of such litigation. In April 2007, at the initial case management conference, the Court set December 1, 2008 as the trial date for our lawsuit. We also expect that our lawsuit, even if it is determined in our favor or settled by us on favorable terms, will be costly to litigate, and that the cost of such litigation could have an unexpectedly adverse financial impact on our operating results. The litigation could also distract our management team and technical personnel from our other business operations, to the detriment of our business results. It is possible that we might not prevail in our lawsuit against Intel, in which case our costs of litigation would not be recovered, and we could effectively lose some of our patent rights. It is also possible that Intel might respond to our lawsuit by leveraging its dominant commercial and market positions to injure our current and potential business relationships, with adverse affects on our business results. Delays in the litigation, and any or all of these potential adverse results, could cause a substantial decline in our stock price.
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
     Our licensing business depends on our successful completion of our obligations under our license agreements as well as our attraction of new licensees. Most of our licensing revenue is currently associated with international customers. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and recent levels of license revenues may not be indicative of future periods.
We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies.
     We have not yet earned nor received any significant royalties from any of our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees incorporating our technology into their manufacturing and products, their bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:
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
     Our customer base is highly concentrated. For example, revenue from one customer accounted for 86% of our revenue during the quarter ended March 31, 2007 and three customers in the aggregate accounted for 96% of total revenue during fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue..
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
     Our ability to implement our restructuring plan and to succeed under our modified business plan requires effective planning and management process. Changes in our business plans could place significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will continue to improve our financial and managerial controls and procedures. We will also need to train and manage our workforce worldwide. If we fail to manage change effectively, our employee-related costs and employee turnover could increase and our business may not succeed.
We have significant international business relationships, which expose us to risk and uncertainties.
     We have licensed, and in the future we expect to license, most of our technologies to customers in Asia. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:
•	difficulties and costs of serving international customers;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	major health concerns, such as SARS;

•	political and economic instability, for example as a result of tensions between Taiwan and the People’s Republic of China; and

•	potentially reduced protection for intellectual property rights.
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
     In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular experienced a decline during 2000, 2001 and through 2002, and could decline from current levels, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities litigation is often brought against a company following a period of volatility in the market price of its securities, and we have been subject to such litigation in the past. Any such lawsuits in the future will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.
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

We may develop or identify material weaknesses in our internal control over financial reporting.
     In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. Certain of those material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We have remediated all of those material weaknesses in our system of internal control over financial reporting, but our current restructuring plan contemplates workforce reductions affecting our Finance personnel during the second quarter of 2007, and we cannot assure you that we will not in the future develop or identify material weaknesses or significant deficiencies in our internal control over financial reporting.

     Item 6. Exhibits
          (a) Exhibits.

Exhibit
Number	Exhibit Title
10.30	Offer of Employment as President and Chief Executive Officer, dated January 31, 2007, from Transmeta Corporation to Lester M. Crudele.**

10.31	Separation and Release Agreement and Consulting Agreement, entered February 1, 2007, between Transmeta Corporation and Arthur L. Swift. **

10.32	Incentive Retention Agreement, entered February 27, 2007, between Transmeta Corporation and John O’Hara Horsley.** +

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     The following exhibits are filed herewith:

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION
	By	/s/ Ralph J. Harms
Ralph J. Harms
Date: May 15, 2007	Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.30	Offer of Employment as President and Chief Executive Officer, dated January 31, 2007, from Transmeta Corporation to Lester M. Crudele.**

10.31	Separation and Release Agreement and Consulting Agreement, entered February 1, 2007, between Transmeta Corporation and Arthur L. Swift. **

10.32	Incentive Retention Agreement, entered February 27, 2007, between Transmeta Corporation and John O’Hara Horsley.** +

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.