Form 10-Q
period 2007-06-30
TRANSMETA CORP
filed 2007-08-14
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 000-31803
TRANSMETA CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0402448
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
2540 Mission College Boulevard, Santa Clara, CA 95054
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 200,430,228 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on August 10, 2007.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2007
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,267	$11,595
Short-term investments	10,984	29,955
Accounts receivable	224	310
Prepaid expenses and other current assets	1,935	2,729

Total current assets	17,410	44,589

Property and equipment, net	487	758
Patents and patent rights, net	5,811	9,234
Other assets	2,015	2,148

Total assets	$25,723	$56,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,406	$1,467
Accrued compensation and related compensation liabilities	1,183	3,245
Deferred income, net	—	15
Other accrued liabilities	2,464	3,015
Advance from customers	—	1,320
Current portion of accrued restructuring costs	3,771	1,996
Current portion of long-term payable	533	667

Total current liabilities	9,357	11,725
Long-term accrued restructuring costs, net of current portion	—	988
Long-term payables, net of current portion	1,200	1,333

Total liabilities	10,557	14,046

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. None issued in 2007 and 2006	—	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 1,000,000,000. Issued and outstanding shares —200,880,149 and 200,083,274 respectively	726,823	724,229
Treasury stock — 796,875 shares in 2007 and 2006	(2,439)	(2,439)
Accumulated other comprehensive gain (loss)	7	(66)
Accumulated deficit	(709,225)	(679,041)

Total stockholders’ equity	15,166	42,683

Total liabilities and stockholders’ equity	$25,723	$56,729

(1)	Derived from the Company’s audited financial statements as of December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenue:
Product	$25	$361	$167	$950
License	—	—	—	—
Services	146	8,970	2,143	27,890

Total revenue	171	9,331	2,310	28,840

Cost of revenue:
Product	—	(62)	80	100
License	—	—	—	—
Services	80	5,795	1,218	16,676
Impairment charge on inventories	—	—	364	—

Total cost of revenue	80	5,733	1,662	16,776

Gross profit	91	3,598	648	12,064
Operating expenses:
Research and development	2,537	4,769	7,473	8,021
Selling, general and administrative	5,644	6,043	11,750	11,587
Restructuring charges, net	1,920	96	8,585	170
Amortization of patents and patent rights	1,711	1,712	3,423	3,423
Impairment charge on long-lived and other assets	8	—	302	—

Total operating expenses	11,820	12,620	31,533	23,201

Operating loss	(11,729)	(9,022)	(30,885)	(11,137)
Interest income and other, net	365	590	855	1,093
Interest expense	(86)	(37)	(154)	(72)

Net loss	$(11,450)	$(8,469)	$(30,184)	$(10,116)

Net loss per share — basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.05)

Weighted average shares outstanding — basic and diluted	199,935	195,725	199,580	194,553

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(30,184)	$(10,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	996	3,227
Depreciation and amortization	352	556
Amortization of other assets	—	—
Amortization of patents and patent rights	3,423	3,423
Non cash restructuring charges	8,585	170
Impairment charge on long-lived and other assets	302	—
Loss on disposal of fixed assets, net	23	—
Changes in operating assets and liabilities:
Accounts receivable	86	1,320
Inventories	—	(163)
Prepaid expenses and other current assets	448	191
Other assets	133	(10)
Accounts payable, accrued liabilities, and other payables	(2,903)	(188)
Deferred income	(15)	(450)
Advances from customers	(1,320)	(4,829)
Accrued restructuring charges	(7,798)	(982)

Net cash used in operating activities	(27,872)	(7,851)

Cash flows from investing activities:
Purchase of available-for-sale investments	—	(14,000)
Proceeds from sale or maturity of available-for-sale investments	19,000	12,000
Purchase of property and equipment	(60)	(305)

Net cash provided by (used in) investing activities	18,940	(2,305)

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	1,604	3,841

Net cash provided by financing activities	1,604	3,841

Change in cash and cash equivalents	(7,328)	(6,315)
Cash and cash equivalents at beginning of period	11,595	27,659

Cash and cash equivalents at end of period	$4,267	$21,344

Supplemental disclosure of cash paid during the period:
Cash paid for interest	$44	$—

Cash paid for taxes	$54	$7

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
     In January 2007, the Company concluded that if it were to continue all three lines of business under the business model that it pursued through its fiscal year ended December 31, 2006, its existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund its operations, planned capital and R&D expenditures for the next twelve months. Accordingly, the Company is streamlining and restructuring its operations to focus on its core business of developing and licensing intellectual property and technology. In February 2007, the Company began the initial phase of its restructuring plan by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. During March 2007, the Company further reduced its workforce by approximately 55 employees as it completed its engineering services work for Sony and Microsoft. During the second quarter of 2007, the Company continued to streamline its operations and reduced its workforce by approximately 10 employees, primarily affecting general and administrative personnel. As a result of its recent operational streamlining activities, the Company has ceased to pursue engineering services as a separate line of business, ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products. In 2007, the Company will focus on its primary line of business in developing and licensing its advanced technologies and intellectual property.
2.	Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     For the six months ended June 30, 2007 and the fiscal year ended December 31, 2006, the Company had negative cash flows from its operations. Except for the second, third, and fourth quarters of fiscal 2005, the Company has historically reported negative cash flows from operations, because the gross profit, if any, generated from its operations has not been sufficient to cover its operating cash requirements. Since its inception, the Company has incurred a cumulative loss aggregating $709.2 million, which includes net losses of $30.2 million for the six months ended June 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $15.2 million at June 30, 2007.

     In August 2007, based on its current evaluation of its cash requirements and expected cash from operations for fiscal 2007, the Company has determined that in addition to its planned activities to streamline and restructure its operations, it will still need to raise additional financing in order to fund its operations for a period that extends at least through the next twelve months. Under its business model and current restructuring plan, the Company expects to reduce its overall operating expenses to align with its current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. The Company believes that if its restructuring and financing activities taken under that plan are successful, its existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund its operations, planned capital and R&D expenditures for at least the next twelve months. If the Company is unable to generate cash from operations sufficient to sustain its R&D activities at current levels, or to raise additional operating capital for that purpose, the Company believes that it would still be positioned to further reduce its R&D spending, to monetize certain of its technology or intellectual property assets, and to focus on licensing its intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event that the Company were unable to continue as a going concern.
3.	Balance Sheet Details

	June 30,
(In thousands)	2007	December 31, 2006
Property and equipment, net
Leasehold improvements	$2,325	$2,076
Computer equipment	3,519	4,183
Furniture and fixtures	395	677
Computer software	773	1,858

	7,012	8,794
Less accumulated depreciation and amortization	(6,525)	(8,036)

Total	$487	$758

Other accrued liabilities
Accrued audit	$573	$847
Deferred rent	91	407
Accrued insurance	230	546
Other	1,570	1,215

	$2,464	$3,015

4.	Short-Term Investments
     The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less, to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest income and other income (expense). Realized gains and losses are recognized based on the specific identification method.

     All short-term investments as of June 30, 2007 and December 31, 2006, which are classified as available-for-sale, are summarized below (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Aggregate Fair
(In thousands)	Amortized Cost	Gains	Losses	Value
As of June 30, 2007
Federal agency discount notes	$11,000	$—	$16	$10,984

Total	$11,000	$—	$16	$10,984

As of December 31, 2006
Federal agency discount notes	$16,000	$—	$45	$15,955
Commercial paper	14,000	—	—	14,000

Total	$30,000	$—	$45	$29,955

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity.

		Aggregate Fair
(In thousands)	Amortized Cost	Value
As of June 30, 2007:
Amounts maturing within one year	$9,000	$8,986
Amounts maturing after one year, within five years	2,000	1,998

Total	$11,000	$10,984

     The Company had a restricted cash balance of $110,000 at June 30, 2007 and December 31, 2006 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three and six months ended June 30, 2007 and 2006, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there has been no impairment charges on the Company’s available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. The Company has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2007 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2007 (in thousands):

	In Loss Position < 12 Months		In Loss Position > 12 Months		Total in Loss Position
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Short-term investments:
Federal agency discount notes	$8,986	$(14)	$1,998	$(2)	$10,984	$(16)
Commercial paper	—	—	—	—	—	—

Total in loss position	$8,986	$(14)	$1,998	$(2)	$10,984	$(16)

5. Commitments and Contingencies
     Purchase Commitments
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company has ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products; and, therefore, does not have any purchase commitments at June 30, 2007. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.
     Operating Leases
     The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through 2009.
     At June 30, 2007, the Company’s future minimum payments for operating lease obligations are as follows:

Operating
Leases
(In thousands)
Years ending December 31,

2007(remaining 6 months)	$2,315
2008	2,713
2009	800

Total minimum operating lease payments	$5,828

     Litigation
     The Company is a party to one consolidated stockholder lawsuit. Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers were part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. The Company is not a defendant in any of the test cases, and it is unclear what impact these developments will have on the Company’s case. The Company expects that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and the Company believes that the likelihood that it would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

     In October 2006, the Company filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. The Company’s complaint, as amended, charges that Intel has infringed and is infringing eleven Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. The Company’s complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of the Company’s processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, the Company filed its Reply to Intel’s counterclaims. The Company denies infringement of the Intel patents, and contends that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In April 2007, at the initial case management conference, the Court set December 1, 2008 as the trial date for the Company’s lawsuit. In June 2007, Intel filed a motion to stay the Company’s lawsuit pending resolution of requests for reexamination of the Company’s patents in suit that Intel began filing with the Patent and Trademark Office in March 2007. The Company is preparing its response to Intel’s motion. At this time, it is not possible to predict how or when the Company’s claims against Intel will be resolved, whether the Company might be found liable under Intel’s counterclaims, or the nature and extent of any damage awards, and the Company has not accrued any amount for a potential unfavorable resolution of its lawsuit against Intel.
     The Company is subject to other legal claims and litigation arising in the ordinary course of its business, such as employment or intellectual property claims, including but not limited to the matters described above. Although there are no claims or litigation matters pending that the Company expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows, claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect the Company’s results.
6.	Net Comprehensive Loss
     Net comprehensive loss includes the Company’s net loss, as well as Accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three and six month periods ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net loss	$(11,450)	$(8,469)	$(30,184)	$(10,116)
Net change in unrealized gain on investments	3	7	29	55
Net change in foreign currency translation adjustments	(3)	(5)	44	(6)

Net comprehensive loss	$(11,450)	$(8,467)	$(30,111)	$(10,067)

     The components of Accumulated other comprehensive loss, net of taxes as of June 30, 2007 and December 31, 2006, respectively, is as follows (in thousands):

	June 30,	December 31,
	2007	2006
Net unrealized loss on investments	$(16)	$(45)
Cumulative foreign currency translation adjustments	23	(21)

Accumulated other comprehensive income (loss)	$7	$(66)

7.	Stock Based Compensation
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

     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 15.6% and 12.3% for its employees’ options and directors’ and officers’ options, respectively. The Company also uses a forfeiture rate of 32.0% for its employee stock purchases for the three and six months ended June 30, 2007. At June 30, 2007, the Company’s unrecognized stock-based compensation cost related to non-vested stock options and awards was approximately $6.3 million after estimated forfeitures and will be recognized over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Zero dollars of stock-based compensation was capitalized as inventory, and none was capitalized as deferred costs as of June 30, 2007.
     Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were $99,000 and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three and six months ended June 30, 2007 and 2006. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of
SFAS 123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and, effective January 1, 2006, the Company adopted the straight-line attribution approach for prospective employee stock purchases using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive Stock Plans	2007 (1)	2006	2007	2006
Risk-free interest rate	—	5.0%	4.7%	4.8%
Expected life of option	—	3 - 4 years	4 years	3 - 4 years
Expected dividend yield	—	0%	0%	0%
Volatility	—	100%	87%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2007 (1)	2006	2007	2006
Risk-free interest rate	—	5.0%	5.1%	4.8%
Expected life of option	—	1.25 years	1.25 years	1.25 years
Expected dividend yield	—	0%	0%	0%
Volatility	—	89%	71%	89%

(1)	No stock options were granted during three months ended June 30, 2007.
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

     There were no stock options granted for the three months ended June 30, 2007. The weighted-average fair value of the options granted under the stock option plans was $0.99 per share for the three months ended June 30, 2006 and $0.44 and $0.99 for the six months ended June 30, 2007 and 2006, respectively.
     Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Cost of product revenue	$—	$5	$—	$9
Cost of services revenue	14	763	17	1,364
Research and development	364	403	282	661
Selling, general and administrative	315	739	697	1,193

Total stock-based compensation	$693	$1,910	$996	$3,227

     Equity Incentive Plans
     The Company’s Equity Incentive Plans authorize the award of options, restricted stock and stock bonuses, and provide for the grant of both incentive stock options (“ISO’s”) that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. Under the Company’s Equity Incentive Plans, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.
     The Company initially reserved 7,000,000 shares of common stock under its 2000 Equity Incentive Plan. The aggregate number of shares reserved for issuance under the Company’s 2000 Equity Incentive Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the six months ended June 30, 2007:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
	Shares Available for	Number of	Exercise	Term	Aggregate Intrinsic
	Grant	Shares	Price	(In Years)	Value
Balance at December 31, 2006	20,542,264	37,980,675	$1.90
Additional shares reserved	9,893,820
Options granted	(1,000,000)	1,000,000	$0.67
Options exercised		(655,619)	$0.71
Options forfeited / canceled / expired	20,619,679	(21,369,679)	$1.98

Balance at June 30, 2007	50,055,763	16,955,377	$1.78	5.1	$101,704

Vested and expected to be vested		15,650,257	$1.83	4.8	$79,364

Shares Exercisable:
June 30, 2007		12,545,113	$2.03	3.9	$10,944

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised were $20,000 and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.1 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively.
     The exercise prices for options outstanding and exercisable as of June 30, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Shares	Contractual	Exercise	Shares	Average
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Exercise Price
As of June 30, 2007:
$0.65 - $0.72	1,508,084	8.94	$0.68	247,750	$0.71
$0.75 - $0.75	3,395,722	5.91	$0.75	2,551,264	$0.75
$0.77 - $1.15	2,273,250	2.35	$1.01	2,115,583	$1.02
$1.20 - $1.37	1,999,061	7.25	$1.28	1,045,976	$1.22
$1.40 - $1.43	45,937	6.33	$1.42	25,937	$1.42
$1.48 - $1.48	1,843,909	7.24	$1.48	717,975	$1.48
$1.57 - $2.22	1,699,879	3.93	$1.88	1,694,462	$1.88
$2.28 - $2.46	2,206,842	3.51	$2.42	2,187,953	$2.43
$2.48 - $9.50	1,877,022	2.31	$4.82	1,852,542	$4.84
$11.17 - $13.62	105,671	3.30	$12.86	105,671	$12.86

Total	16,955,377			12,545,113

     2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 2,000,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. There were none and 1,551,252 shares purchased under the Purchase Plan during the three and six months ended June 30, 2007. As of June 30, 2007, 17,008,686 shares had been issued under the Purchase Plan. At June 30, 2007, the total compensation cost related to options to purchase the Company’s common stock under the Purchase Plan but not yet recognized was approximately $228,000 and will be recognized on a straight-line basis over periods of up to 2 years.

8.	Geographic and Customer Concentration Information
     The following table presents our sales to customers that accounted for more than 10% of total revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007		2006		2007		2006
Sony Corporation	*	%	88%		79%		63%
Microsoft Corporation	*	%	*	%	*	%	34%
Toshiba Corporation	85%		*	%	13%		*	%
Microel	15%		*	%	*	%	*	%

•	*% represents less than 10% of total revenue
      The following table presents balances from our customers that accounted for more than 10% of our trade accounts receivable balance at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Microsoft Corporation	* %	100%
Toshiba Corporation	85%	*	%
Microel	15%	*	%

•	*% represents less than 10% of net accounts receivable
      With the exception of Microsoft, our significant customers for the periods covered by this report are located in Asia.
9.	Net Loss per Share
     Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. In the three and six months ended June 30, 2007 and 2006, diluted net loss per share information is the same as basic net loss per share because common shares issuable upon conversion of the stock options and warrants are antidilutive. The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 17,320,409 for the three and six months ended June 30, 2007 and 42,668,843 for the three and six months ended June 30, 2006. The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic and diluted:
Net loss, as reported	$(11,450)	$(8,469)	$(30,184)	$(10,116)

Shares used to compute basic net loss per share	199,935	195,725	199,580	194,553

Effect of dilutive securities:
Common stock equivalents	—	—	—	—

Shares used to compute diluted net loss per share	199,935	195,725	199,580	194,553

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.15)	$(0.05)

10.	Advances from Customers
     At June 30, 2007, the Company had zero cash advances from customers. At December 31, 2006, the Company had cash advances of $1.3 million from one customer for design and engineering services.
11.	Deferred income, net
     Deferred income, net consists of deferred revenue, net of deferred costs, not recognized in the current period. The Company has not recognized deferred income where the delivery of all the required elements has not yet occurred. Deferred revenue and costs consist of revenues and costs related to certain deferred product sales, license agreements for technology transfer, maintenance and technical support services, design services, and development services.

	June 30,	December 31,
	2007	2006
Deferred revenue:
Product	$—	$48
License	—	—
Services	—	—

Total	$—	$48

Deferred costs:
Product	$—	$33
License	—	—
Services	—	—

Total	$—	$33

Deferred income, net	$—	$15

12.	Restructuring Charges
     During the three and six months ended June 30, 2007, we recorded $1.9 million and $8.6 million of restructuring charges, respectively, compared to $0.1 million and $0.2 million in the same periods of fiscal 2006. In February 2007, we announced and initiated a restructuring plan to streamline our operations and focus our efforts and resources on our primary line of business in developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. In March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft in satisfaction of agreements. During the second quarter of 2007, we continued to streamline our operations and reduce our workforce by approximately 10 employees, primarily in general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. The restructuring charge related to workforce reduction in the first three and six months of 2007 were $5.8 million and $1.3 million, respectively, of which $6.7 million was paid by June 30, 2007.
     In March 2007, we incurred $0.9 million of restructuring charges relating to facilities resulting from the vacating of a portion of previously occupied building space net of cash flows associated with a new subtenant that took occupancy on April 1, 2007. During the three months ended June 2007, we incurred additional facility related restructuring charges of $0.6 million as a result of revisions to our estimates of common area facilities expenses, and additional building space vacated, net of incremental sublease income from new subtenants.
     The restructuring charge in first three and six months of 2006 were related to facilities charges resulting from revisions to our estimates of future sublease income due to the prolonged recovery of the applicable real estate market.

     Accrued restructuring charges consist of the following at June 30, 2007 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total
Balance as of December 31, 2006	2,984	—	2,984
Restructuring charges	701	5,806	6,507
Change in estimates	158	—	158
Cash drawdowns	(529)	(3,802)	(4,331)

Balance as of March 31, 2007	3,314	2,004	5,318
Restructuring charges	565	1,262	1,827
Change in estimates	93	—	93
Cash drawdowns	(644)	(2,823)	(3,467)

Balance as of June 30, 2007	$3,328	$443	$3,771

     The remaining accrued restructuring costs represent primarily the estimated loss on abandoned facilities (net of subtenant lease income) of $3.3 million and headcount related reserve of $0.4 million, which is expected to be paid over the next twelve months from our existing cash and cash equivalents balances.
13.	Stockholders’ Equity
     The following are the changes in stockholders equity ( in thousands):

	Six Months Ended
	June 30,	June 30,
	2007	2006
Beginning balance:	$42,683	$54,952
Net loss	(30,184)	(10,116)
Issuance from stock option exercises and ESPP	1,598	3,820
Stock-based compensation expense	996	3,227
Comprehensive Income (Loss)	73	49

Ending balance:	$15,166	$51,932

14.	Correspondence from NASDAQ
     In March 21, 2007, the Company received a letter from the Nasdaq Stock Market indicating that it is not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). Nasdaq stated in its letter that in accordance with the Nasdaq Marketplace Rules, the Company will be provided 180 calendar days, or until September 17, 2007, to regain compliance with the Minimum Bid Price Rule. This notification has no effect on the listing of Transmeta common stock as of June 30, 2007. Please refer to Note 18 of Notes to condensed consolidated financial statements below for a discussion of the Company’s plan for addressing this notification.

     15. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. For additional disclosures relating to FIN 48, please refer to Note 17 of Notes to condensed consolidated financial statements below.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial position, results of operation, and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us beginning on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
16.	Segment Information
     The Company has determined that, in accordance with FASB’s SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment and is evaluated by management on a single segment basis: the development, licensing, marketing and sale of hardware and software technologies for the computing market.
17.	Income Taxes
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. At January 1, 2007, the cumulative unrecognized tax benefit was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits.
     At June 30, 2007, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The state income tax returns for the Company and its subsidiaries are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.
     For FIN 48 purposes, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, state, and foreign income taxes.

18. Subsequent Events
           Sale of Series B Preferred Stock to Advanced Micro Devices
          On July 2, 2007, the Company entered into a stock purchase agreement with Advanced Micro Devices, Inc., a Delaware corporation (“AMD”), to sell to AMD 1,000,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) in consideration for $7.5 million cash. The Series B Preferred Stock is convertible into 14,269,400 shares of the Company’s common stock. Concurrently with this stock purchase agreement, the Company also entered into a voting agreement with AMD and a registration rights agreement relating to the Company’s Series B Preferred Stock.
           On July 3, 2007, the Company sold 1,000,000 shares of Series B Preferred Stock to AMD in consideration for $7.5 million cash. No underwriter was involved in the sale of the Series B Preferred Stock. The Company estimates that the net proceeds from the sale of its Series B Preferred Stock to AMD will be approximately $7.0 million, after deducting certain estimated expenses payable and prepaid expenses. The Company expects to use the remaining amount for general corporate purposes, including working capital and capital expenditures.
           The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible, at any time at the option of AMD, into the Company’s common stock. Each share of the Series B Preferred Stock is convertible into 14.2694 fully paid and nonassessable shares of common stock. That conversion ratio was calculated based on a weighted average closing price of common stock for a period of 20 consecutive trading days ending on June 29, 2007.
           Each share of the Series B Preferred Stock is entitled to receive dividends at a rate of $0.60 per calendar year if the Company’s Board of Directors declares any dividends on common stock, prior and in preference to common stock.
                Stockholder Approval and Plan for One-for-20 Reverse Stock Split
           On July 31, 2007, the Company held its 2007 annual meeting of stockholders. At that meeting, the Company received stockholder approval of a proposal to amend its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio within the range from one-for-10 to one-for-40, together with a corresponding reduction in the number of authorized shares of the Company’s common stock and capital stock, at any time prior to July 31, 2008.
           The Company’s Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-20 shares, and authorized the Company to file an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect that reverse stock split. As of August 17, 2007, the effective date of the reverse stock split, every twenty (20) shares of the Company’s common stock will be converted into one (1) “new” share of the Company’s common stock.
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

     Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in Part II, Item 1A entitled “Risk Factors”. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.
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
     Accordingly, and as we announced publicly in February 2007, we are now streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. In March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft in satisfaction of agreements. During the second quarter of 2007, we continued to streamline our operations and reduce our workforce by approximately 10 employees, primarily in general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property. We are presently focused on developing and licensing our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing our computing and microprocessor technologies to other companies. We cannot assure you that we will enter any additional licensing agreements or generate any royalties under our existing licensing agreements in 2007.

     In the three and six months ended June 30, 2007, we incurred a net loss of $11.5 million and $30.2 million, respectively, and negative cash flows from operations of $27.9 million for the six months ended June 30 2007, compared to the three and six months ended June 30, 2006, in which we incurred a net loss of $8.5 million and $10.1 million, respectively and negative cash flows from operations of $7.9 million for the six months ended June 30, 2006. We expect to report net losses and negative net cash flows during the last two quarters of fiscal 2007.
     In August 2007, based on our current evaluation of our cash requirements technology and expected cash from operations for fiscal 2007, we have determined that in addition to our planned activities to streamline and restructure our operations, we will still need to raise additional financing in order to fund our operations for a period that extends at least through the next twelve months. Under our business model and current restructuring plan, we expect to reduce our overall operating expenses to align with our current technology and intellectual property licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. We believe that if our restructuring and financing activities taken under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months. If we are unable to generate cash from operations sufficient to sustain our R&D activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our R&D spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.
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
     Accounting for Stock-Based Compensation
     Beginning in fiscal 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. We use the Black-Scholes model in determining the fair value of our stock options at the date of grant. Black-Scholes methodology requires us to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

     Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Product	15%	4%	7%	3%
License	0%	0%	0%	0%
Services	85%	96%	93%	97%

Total	100%	100%	100%	100%

Costs of product	0%	(1%)	3%	0%
Costs of license	0%	0%	0%	0%
Costs of services	47%	62%	53%	58%
Impairment charges on long-lived assets	0%	0%	16%	0%

Total cost of revenue	47%	61%	72%	58%

Gross profit	53%	39%	28%	42%

Operating expenses:
Research and development	1483%	51%	323%	28%
Selling, general and administrative	3300%	65%	509%	40%
Restructuring charges	1123%	1%	372%	1%
Amortization of patents and patent rights	1001%	19%	148%	12%
Impairment charge on long-lived and other assets	5%	0%	13%	0%

Total operating expenses	6912%	136%	1365%	81%

Operating loss	(6859%)	(97%)	(1337%)	(39%)
Interest income and other, net	214%	6%	37%	4%
Interest expense	(50%)	0%	(7%)	0%

Net loss	(6695%)	(91%)	(1307%)	(35%)

Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Product	$25	$361	$167	$950
License	—	—	—	—
Services	146	8,970	2,143	27,890

Total revenue	$171	$9,331	$2,310	$28,840

     Revenues are generated from three types of activities: Product, License and Services. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Services revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees.

     Product Revenues. Product revenue in the three and six months ended June 30, 2007 decreased by $0.3 million and $0.8 million, respectively, over the comparable periods in fiscal 2006. The decrease was due to the decline in our sales of End-of-Life microprocessor products.
     As a result of our recent operational streamlining and restructuring activities, we have ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products.
     License Revenue. We did not recognize any license revenue during the three and six months ended June 30, 2007 and 2006, respectively. We are focused on developing and licensing our advanced technologies and intellectual property as our primary line of business in 2007. Based on our current evaluation of our licensing opportunities and technology transfer requirements, we do not expect to recognize any licensing revenue during fiscal 2007.
     Services Revenue. Services revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Services revenues in the three and six months ended June 30, 2007 decreased by $8.8 million and $25.7 million, respectively, over the three and six months ended June 30, 2006. This $8.8 million and $25.7 million decrease in services revenue was attributable to the lack of any fixed fee development services business from Microsoft (which totaled $0.7 million and $9.8 million in the three and six months ended June 30, 2006) and the reduced demand for engineering support under the time and materials based design services contract for Sony Group (which decrease totaled $8.2 million and $16.2 million for the three and six months ended June 30, 2006), partially offset by $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, under a time and materials contract for an existing LongRun2 licensing customer.
     Deferred income related to services was zero at June 30, 2007 and 2006.
     Services Revenue

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Maintenance & technical support services for license	$—	$—	$—	$—
Fixed fee development service	—	747	—	9,838
Time & materials based contracts	146	8,223	2,143	18,052

Total Services Revenue	$146	$8,970	$2,143	$27,890

     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time, and the fees are based on mutually agreed billing rates. There was no maintenance and technical support services revenue nor cost of revenue for the three and six months ended June 30, 2007 and 2006, respectively.
     Fixed Fee Development Service Revenue. Beginning from the second quarter of fiscal 2005, we entered into a series of related fixed-fee agreements for providing engineering and development services. Certain portions of the fixed fees are paid to us upon achieving certain defined technical milestones. We generally have deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, we have elected to segment our fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the three and six months ended June 30, 2006 , we recognized $0.7 million and $9.8 million of fixed fee revenue, respectively. In the three and six months ended June 30, 2007, there was no earned nor deferred fixed fee revenue nor cost of revenue reflected in our Statement of Operations and Balance Sheet.
     Time and Materials Based Design Service Revenue. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced technical projects for Sony. We recognize the services revenue and related direct cost of services, the latter consisting primarily of assigned staff compensation related costs using the time and materials method, as work was performed. The Sony time and materials based contract expired on March 31, 2007 and will not be renewed.

As a result of our recent operational streamlining activities, we have ceased to pursue delivery of engineering services under time and materials based revenue contracts as a separate line of business. For the three and six months ended June 30, 2007, the Sony time and materials contract included no revenue and $1.8 million revenue, respectively and a time and materials contract for an existing LongRun2 licensee included $0.1 million and $0.3 million revenue, respectively.
     Costs of Revenues
     Costs of revenues consists of cost of product revenue, cost of license revenue and cost of services revenue.
     Products:
     Our cost of product revenue is comprised of the components displayed in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Cost of product revenue	$—	$(62)	$80	$100
Impairment charge on inventory	—	—	364	—

Total Cost of Product Revenue	$—	$(62)	$444	$100

     For the three months ended June 30, 2007 compared to the same period ion 2006, there was a net credit adjustment to cost of $62,000 that was attributed to a benefit derived from sale of previously written-down inventory. For the six months ended June 30, 2007 compared to the same period in 2006, there was a net increase of $0.3 million due primarily to the impairment charge on inventory cost incurred in the first quarter of 2007 for our previously written-down and fully reserved Efficeon 90 nanometer inventory.
     Product gross margins were impacted by the aforementioned management’s decision to End-of-Life the microprocessor business, and the decrease in revenues and the impact of selling reserved inventory.
     Licenses:
     Because there were no licensing sales for the three and six months ended June 30, 2007 and 2006, there is no associated cost of license revenue incurred for these respective periods.
     Services:
     The cost of services revenue is comprised of three sub-types: (i) maintenance and technical support services pursuant to LongRun2 licenses; (ii) fixed fee development services; and (iii) time and materials based contracts, including separate Sony design services and follow-on services performed for LongRun2 customers.
     Cost of services revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The $5.3 million and $10.4 million decreases in cost of services revenue in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 resulted from the related decreases in the Sony time and materials design contract revenue. The lack of a fixed fee development service contract in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 accounts for the total decrease in cost of fixed fee development service. Our cost of services revenue for the three and six months ended June 30, 2007 and 2006 is summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Maintenance & technical support services for license	$—	$—	$—	$—
Fixed fee development service	—	395	—	5,056
Time & materials based contracts	80	5,400	1,218	11,620

Total Cost of Services Revenue	$80	$5,795	$1,218	$16,676

     Research and Development
     Total research and development expenses for the comparative periods are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Research and development expenses	$2,537	$4,769	$7,473	$8,021

Amount classified to costs of services and deferred costs (1)	$80	$5,123	$1,135	$11,319

(1)	We classified costs directly attributable to time and materials based contracts and development services agreements to costs of services revenues.
     Research and development expenses in the three months ended June 30, 2007 decreased by $2.2 million compared to the same period in fiscal 2006. This $2.2 million decrease was due to a $6.2 million decrease in compensation as a result of headcount reductions, a $0.4 million decrease in facilities allocations to research and development, a $0.3 million decrease in non-recurring engineering expenses, and a $0.3 million decrease in other expenses, all partially offset by a $5.0 million decrease in allocations to cost of revenue from the Sony contract.
     Research and development expenses in the six months ended June 30, 2007 decreased by $0.5 million compared to the same period in 2006. This $0.5 million decrease was due to a $9.2 million decrease in compensation as a result of headcount reductions, a $0.4 million decrease in facilities allocations to research and development, a $0.5 million decrease in non-recurring engineering expenses, and $0.6 million decreases in other expenses, all partially offset by a $10.2 million decrease in allocations to cost of revenue from the Sony contract.
     We expect our research and development expense to significantly decrease in future periods due to our restructuring plan, which decreased our worldwide workforce by approximately 140 employees, most of whom worked in our engineering services business.
     Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Selling, general and administrative expenses	$5,644	$6,043	$11,750	$11,587

     Selling, general and administrative expenses for the three months ended June 30, 2007 decreased by $0.4 million compared to the same period of fiscal 2006 due to a $1.4 million decrease in compensation as a result of headcount reductions, a $0.3 million decrease in building rent primarily associated with the restructurings, a $0.2 million decrease in corporate insurance and other expenses, all partially offset by a $1.5 million increase in legal expenses primarily relating to our litigation against Intel.
     Selling, general and administrative expenses for the six months ended June 30, 2007 increased by $0.2 million compared to the same period in fiscal 2006 due to a $1.7 million decrease in compensation as a result of headcount reductions, a $0.2 million decrease in building rent and a $0.1 million decrease in other expenses offset by a $2.2 million increase in legal expenses primarily relating to our litigation against Intel.

     Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Restructuring charges	$1,920	$96	$8,585	$170

     The restructuring charge net increase in the three months ended June 30, 2007 of $1.8 million consists of $1.3 million additional termination and transition benefits resulting from workforce reductions and $0.5 million additional facilities restructuring charges (net of sub-tenant lease income), due to vacated office space, both related to the 2007 business streamlining efforts.
     The restructuring charge net increase in the six months ended June 30, 2007 of $8.4 million consists of $7.1 million additional termination and transition benefits resulting from workforce reductions and $1.3 million additional facilities restructuring charges (net of sub-tenant lease income), due to vacated office space, both related to the 2007 business streamlining efforts.
     Amortization of Patents and Patent Rights
     Amortization of patents and patent rights were $1.7 million and $3.4 million for the three and six months ended June 30, 2007, respectively, compared to $1.7 million and $3.4 million in the same periods of fiscal 2006. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
     Impairment Charge on Long-Lived and Other Assets
     For the three and six months ended June 30, 2007 we recorded charges of $ 8,000 and $0.3 million, respectively, related primarily to software that was impaired because it was unrelated to our ongoing licensing business. There were zero impairment charges for the same periods in fiscal 2006.
     Stock Compensation

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation expense	$693	$1,910	$996	$3,227

     Total stock compensation expense decreased by $1.2 million and $2.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This net decrease was due to a $0.9 million decrease in stock option compensation expense and a $0.3 million decrease in ESPP compensation expense for the three months ended June 30, 2007, and a $0.9 million decrease in stock option compensation expense and a $1.3 million decrease in ESPP compensation expense for the six months ended June 30, 2007. The decrease in both stock option and ESPP compensation expense is due to the workforce reduction of approximately 140 employees, or approximately two-thirds of the workforce, implemented during the six months ended June 30, 2007.

     Interest Income and Other, Net
     Interest income and other, net was $0.4 million and $0.9 million in the three and six months ended June 30, 2007, respectively, compared to $0.6 million and $1.1 million in the same periods of fiscal 2006. These decreases resulted primarily from lower cash balances.
     Interest Expense
     Interest expense was $86,000 and $0.2 million for the three and six months ended June 30, 2007, respectively, compared to $37,000 and $72,000 for the same periods in fiscal 2006. These increases were primarily due to accreted interest on restructured buildings.
     Liquidity and Capital Resources
     For the three and six months ended June 30, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $709.2 million, which includes net losses of $30.2 million for the six months ended June 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $15.2 million at June 30, 2007.
     The following comparison table summarizes our usage of cash and cash equivalents for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,	June 30,
(In thousands)	2007	2006
Net cash used in operating activities	$(27,872)	$(7,851)
Net cash provided by (used in) investing activities	18,940	(2,305)
Net cash provided by financing activities	1,604	3,841

Decrease in cash and cash equivalents	$(7,328)	$(6,315)
     The $20.0 million increase in our cash used in operating activities was due primarily to the lack of cash receipts in the six months ended June 30, 2007, during which we ceased to pursue engineering services as a separate line of business and exited the business of selling microprocessor products, both of which businesses contributed cash in the six months ended June 30, 2006. The $21.2 million increase in our net cash provided by investing activities in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due to our withdrawals of cash from maturities of short term investments to meet our operating capital needs. The $2.2 million decrease in our cash provided by financing activities in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due to a decrease in the proceeds from our employee stock purchase plan and incentive stock option plans as a result of our reduction of our workforce by approximately 140 employees during the six months ended June 30, 2007.
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
     Accordingly, and as we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we continued to streamline our operations and reduced our workforce by approximately 10 employees, primarily affecting general and administrative personnel.

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
     In August 2007, based on our current evaluation of our cash requirements and our expected cash from operations for fiscal 2007, we have determined that in addition to our planned activities to streamline and restructure our operations, we will still need to raise additional financing in order to fund our operations for a period that extends at least through the next twelve months. Under our business model and current restructuring plan, we expect to reduce our overall operating expenses to align with our current intellectual property and technology licensing opportunities, and to raise additional operating capital as needed to pursue those opportunities. We believe that if our restructuring and financing activities taken under that plan are successful, our existing cash and cash equivalents and short-term investment balances and cash from operations will be sufficient to fund our operations, planned capital and R&D expenditures for at least the next twelve months. If we are unable to generate cash from operations sufficient to sustain our R&D activities at current levels, or to raise additional operating capital for that purpose, we believe that we would still be positioned to further reduce our R&D spending, to monetize certain of our technology or intellectual property assets, and to focus on licensing our intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months.
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event that we were unable to continue as a going concern.
     In addition to the restructuring plan and financing activities referred to above, we are currently engaged in discussions with other companies regarding certain potential strategic alliance opportunities that could enable us to leverage our technologies, to raise operating capital and to improve or enhance our business in other ways. For example, in July 2007 we sold 1,000,000 shares of our Series B preferred stock to Advanced Micro Devices in exchange for $7.5 million cash. Although it is possible that we might raise additional operating capital or create new prospects by means of one or more strategic alliances with other companies, we have no assurance that we will achieve any such strategic alliance or that any such strategic alliance, if achieved, will prove favorable for us or our business.
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
     Restructuring
     During the six months of fiscal 2007, we incurred restructuring charges of $8.6 million related to the operational streamlining activities and workforce reduction that decreased our worldwide workforce by approximately 140 employees and further vacated a portion of our occupied buildings and sublet to a new subtenant for the balance of our related lease obligation, resulting in a net charge of $1.5 million. Refer to Note 12 of Notes to condensed consolidated financial statements for additional disclosures.
     Contractual Obligations
     At June 30, 2007, we had the following contractual obligations:

	Payments Due by Period
		Remainder of
(In thousands)	Total	2007	2008	2009
Operating leases(1)	$4,095	$2,048	$2,047	$—
Unconditional contractual obligations(2)	1,733	267	666	800

Total	$5,828	$2,315	$2,713	$800

(1)	Operating leases include agreements for building facilities.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
     Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty Tax Positions-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a enterprise’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, For additional disclosures related to FIN 48, please refer to Note 17 of notes to condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial position and results of operations.
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of June 30, 2007, we had cash equivalents and available-for-sale investments of $15.3 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Over the past few years, we have experienced significant reductions in our interest income due in part to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at June 30, 2007.
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
     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings
     The Company is a party in one consolidated stockholder lawsuit. Beginning in September 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. The Company is not a defendant in any of the test cases, and it is unclear what impact these developments will have on our case. We expect that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and we believe that the likelihood that we would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
     On October 11, 2006, we filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charges that Intel has infringed and is infringing 11 Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. Our complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling our Crusoe and Efficeon families of processor products. Intel requests an injunction against our continuing sales of our processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, we filed our Reply to Intel’s counterclaims. We deny infringement of any of the Intel patents and contend that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In April 2007, at the initial case management conference, the Court set December 1, 2008 as the trial date for our lawsuit. In June 2007, Intel filed a motion to stay our lawsuit pending resolution of requests for reexamination of our patents in suit that Intel began filing with the Patent and Trademark Office in March 2007. We are preparing our response to Intel’s motion. At this time, it is not possible to predict how or when our claims against Intel will be resolved, whether we might be found liable under Intel’s counterclaims, or the nature and extent of any damage awards, and we have not accrued any amount for a potential unfavorable resolution of our lawsuit against Intel.
      We are subject to other legal claims and litigation arising in the ordinary course of our business, such as employment or intellectual property claims, including but not limited to the matters described above. Although there are no claims or litigation matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows, claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect our results.
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
     For the six months ended June 30, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $709.2 million, which includes net losses of $30.2 million for the six months ended June 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $15.2 million at June 30, 2007.
     In January 2007, we determined that our existing cash and cash equivalents and short-term investment balances and cash from operations would not be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months under the business model that we pursued during 2005 and 2006, which model included three significant lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above in Part I, Item 2. Accordingly, and as we announced publicly in February 2007, we are streamlining and restructuring our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we continued to streamline our operations and reduce our headcount by approximately 10 employees, primarily in general and administrative personnel. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. In 2007, we will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property.
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
     In February 2007, we announced a restructuring plan to focus on our core business of developing and licensing intellectual property and technology. The implementation of our restructuring plan entails significant risks and costs, and we might not succeed in operating under our restructuring plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, achieve market acceptance for our technologies, earn adequate revenues from our licensing business, or achieve sustained profitability. Employee concern about such risks or the effect of our restructuring plan on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development. Our restructuring plan and related changes in our business model might also create uncertainties and cause our stock price to fall and impair our ability to raise additional capital.
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
We might lose key technical or management personnel, on whose knowledge, leadership and technical expertise we rely. Such losses could prevent us from operating successfully under our restructuring plan.
      Our success under our restructuring plan will depend heavily upon the contributions of our key technical and management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technologies and business. Our restructuring plan has resulted in substantial headcount reductions during the first six months of 2007, and employee concern about the future of the business and their continued prospects for employment may cause our employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful. We have also had substantial turnover in our management team during the first half of 2007, including the appointment in February 2007 of Lester M. Crudele to serve as our president and CEO, and the separation of many former officers from the Company. During the third quarter of 2007, we expect additional turnover in our financial management personnel. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

     We have not yet earned nor received any significant royalties from any of our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees’ incorporating our technology into their manufacturing and products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and our full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:
•	the competition that our licensees face and the market acceptance of their products;

•	the pricing policies of our licensees for their products incorporating our technology;

•	the engineering, marketing and management capabilities of our licensees and technical challenges unrelated to our technology that they face in developing their products; and

•	the financial and other resources of our licensees.
     Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology.
We face intense competition in the development of advanced technologies. Many of our competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.
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
     The semiconductor industry is characterized by rapid technological change, frequent new product introductions and enhancements, and ongoing customer demands for greater performance. As a result, our technology offerings may not be competitive if we fail to develop and introduce new technology or technology enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing technologies to fully meet customer demands, particularly in view of our restructuring plan.
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
     Our customer base is highly concentrated. For example, revenue from one customer accounted for 79% of our revenue during the six months ended June 30, 2007 and two customers in the aggregate accounted for 97% of total revenue during fiscal 2006. We expect that a small number of customers will continue to account for a significant portion of our revenue.
     Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. The loss of any major customer or licensee, or delays in delivery or performance under our agreements, could significantly reduce or delay our recognition of revenue.
Our technologies may infringe the intellectual property rights of others, which may cause us to become subject to expensive litigation, cause us to incur substantial damages, require us to pay significant license fees or prevent us from licensing our technologies.
     Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products and technologies do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others. In addition, leading companies in the semiconductor industry have extensive intellectual property portfolios with respect to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We expect that we may become subject to infringement claims as the number of products and competitors in our target markets grows. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources.
     If it were determined that our technologies infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our technologies in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or to reengineer our technologies successfully. Moreover, if we were to be sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing technology. Any of the foregoing could cause us to incur significant costs and prevent us from licensing our technologies.
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
     We believe that our success will depend in part upon our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and technologies, and we might not be able to compete successfully. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and technologies, and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights.
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
     We have licensed, and in the future we expect to license, our technologies to customers in Asia. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:
•	difficulties and costs of servicing international customers;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements, including imposition of currency exchange controls;

•	longer accounts receivable collection cycles;

•	import or export licensing requirements;

•	potentially adverse tax consequences;

•	major public health concerns, such as SARS;

•	political and economic instability, for example as a result of tensions between Taiwan and the People’s Republic of China; and

•	potentially reduced protection for intellectual property rights.
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

     Table of Contents
Item 6. Exhibits
     (a) Exhibits.

Exhibit
Number	Exhibit Title
31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     The following exhibits are filed herewith:

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION
	By	/s/ Ralph J. Harms
Ralph J. Harms
Date: August 14, 2007		Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Ralph J. Harms pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Ralph J. Harms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.