Form 10-Q
period 2007-09-30
TRANSMETA CORP
filed 2007-11-08
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 12,021,388 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on November 2, 2007.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,629	$11,595
Short-term investments	8,976	29,955
Accounts receivable	45	310
Prepaid expenses and other current assets	2,332	2,729

Total current assets	30,982	44,589

Property and equipment, net	376	758
Patents and patent rights, net	4,100	9,234
Other assets	1,010	2,148

Total assets	$36,468	$56,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,171	$1,467
Accrued compensation and related compensation liabilities	834	3,245
Deferred income, net	—	15
Other accrued liabilities	4,388	3,015
Advance from customers	—	1,320
Current portion of accrued restructuring costs	2,592	1,996
Current portion of long-term payable	600	667

Total current liabilities	10,585	11,725
Long-term accrued restructuring costs, net of current portion	—	988
Long-term payables, net of current portion	1,000	1,333

Total liabilities	11,585	14,046

Commitments and contingencies (note 5)

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; Authorized shares — 5,000,000. Issued and outstanding shares - 1,000,000 and none respectively; Liquidation preference: $7.5 million and none, respectively	6,966	—
Common stock, $0.00001 par value, at amounts paid in; Authorized shares — 50,000,000; Issued and outstanding shares — 12,021,388 and 9,893,820 respectively	738,625	724,229
Treasury stock — 39,843 shares in 2007 and 2006	(2,439)	(2,439)
Accumulated other comprehensive gain (loss)	29	(66)
Accumulated deficit	(718,298)	(679,041)

Total stockholders’ equity	24,883	42,683

Total liabilities and stockholders’ equity	$36,468	$56,729

(1)	Derived from the Company’s audited financial statements as of December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue:
Product	$—	$507	$167	$1,457
License	1	10,000	1	10,000
Service	43	6,810	2,186	34,700

Total revenue	44	17,317	2,354	46,157

Cost of revenue:
Product	—	9	80	109
License	—	39	—	39
Service	18	3,913	1,236	20,589
Impairment charge on inventories	—	—	364	—

Total cost of revenue	18	3,961	1,680	20,737

Gross profit	26	13,356	674	25,420
Operating expenses:
Research and development	1,336	4,838	8,809	12,859
Selling, general and administrative	6,107	4,847	17,857	16,434
Restructuring charges, net	109	107	8,694	277
Amortization of patents and patent rights	1,711	1,711	5,134	5,134
Impairment charge on long-lived and other assets	—	—	302	—

Total operating expenses	9,263	11,503	40,796	34,704

Operating (loss) income	(9,237)	1,853	(40,122)	(9,284)
Interest income and other, net	247	708	1,102	1,801
Interest expense	(83)	(42)	(237)	(114)

Net income (loss)	(9,073)	2,519	(39,257)	(7,597)
Deemed dividend for beneficial conversion feature of preferred stock	(3,630)	—	(3,630)	—

Net income (loss) attributable to common shareholders	$(12,703)	$2,519	$(42,887)	$(7,597)

Net income (loss) per share attributable to common shareholders—basic	$(1.24)	$0.26	$(4.26)	$(0.78)

Net income (loss) per share attributable to common shareholders— fully diluted	$(1.24)	$0.25	$(4.26)	$(0.78)

Weighted average shares outstanding — basic	10,236	9,832	10,066	9,763

Weighted average shares outstanding — diluted	10,236	9,990	10,066	9,763

(See accompanying notes)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(39,257)	$(7,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	970	4,328
Depreciation	465	801
Amortization of patents and patent rights	5,134	5,134
Non cash restructuring charges	8,694	277
Impairment charge on long-lived and other assets	302	—
Loss on disposal of fixed assets, net	23	—
Changes in operating assets and liabilities:
Accounts receivable	265	1,401
Inventories	—	(660)
Prepaid expenses and other current assets	51	420
Other assets	1,138	(8)
Accounts payable and accrued liabilities	(688)	(969)
Deferred income	(15)	(5,890)
Advances from customers	(1,320)	(5,940)
Accrued restructuring charges	(9,086)	(1,489)

Net cash provided by (used in) operating activities	(33,324)	(10,192)

Cash flows from investing activities:
Purchase of available-for-sale investments	(2,978)	(22,000)
Proceeds from sale or maturity of available-for-sale investments	24,000	19,000
Purchase of property and equipment	(62)	(379)

Net cash provided by (used in) investing activities	20,960	(3,379)

Cash flows from financing activities:
Net proceeds from direct placement offering of common stock and warrants	11,600	—
Net proceeds from issuance of preferred stock	6,966	—
Proceeds from sales of common stock under employee stock purchase and incentive option plans	1,832	4,671

Net cash provided by (used in) financing activities	20,398	4,671

Change in cash and cash equivalents	8,034	(8,900)
Cash and cash equivalents at beginning of period	11,595	27,659

Cash and cash equivalents at end of period	$19,629	$18,759

Supplemental disclosure of non-cash financing activities during the period:
Deemed dividend for beneficial conversion feature of preferred stock	$(3,630)	$—

(See accompanying notes)

TRANSMETA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     Transmeta Corporation (“Transmeta”, the “Company” or “We”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, the Company first became known for designing, developing and selling its highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. In 2003, the Company began diversifying its business model to establish a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies. In 2005, the Company further modified its business model to further leverage its intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies, as well as to provide microprocessor design and engineering services to other companies. During 2005 and 2006, the Company pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.
     In the first three quarters of 2007, the Company streamlined and restructured its operations to focus on its core business of developing and licensing intellectual property and technology. In February 2007, the Company began the initial phase of its restructuring plan by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in its engineering services business, and by initiating closures of its offices in Taiwan and Japan. During March 2007, the Company further reduced its workforce by approximately 55 employees as it completed its engineering services work for Sony and Microsoft. During the second quarter of 2007, the Company continued to streamline its operations and reduced its workforce by approximately 10 employees. As a result of its recent operational streamlining activities, the Company has ceased to pursue engineering services as a separate line of business, ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products. In 2007, the Company will focus on its primary line of business in developing and licensing its advanced technologies and intellectual property.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to such rules and regulations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.
     For the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, the Company had negative cash flows from its operations. Except for the second, third, and fourth quarters of fiscal 2005, the Company has historically reported negative cash flows from operations, because the gross profit, if any, generated from its operations has not been sufficient to cover its operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $718.3 million, which includes net losses attributable to common shareholders of $42.9 million for the nine months ended September 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $24.9 million at September 30, 2007, after giving effect to $20.4 million of equity net proceeds for the first nine months of fiscal year 2007.
     At this time, in the opinion of management, the Company’s existing cash and cash equivalents and short-term investment balances and cash from operations (including cash to be received from Intel pursuant to the agreement described below in Note 18) will be sufficient to fund our operations, planned capital and research and development expenditures for a period of at least the next twelve months. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3. Balance Sheet Details

	September 30,	December 31,
(In thousands)	2007	2006
Property and equipment, net
Leasehold improvements	$2,326	$2,076
Computer equipment	3,520	4,183
Furniture and fixtures	395	677
Computer software	773	1,858

	7,014	8,794

Less accumulated depreciation and amortization	(6,638)	(8,036)

Total	$376	$758

Other accrued liabilities
Accrued audit	$777	$847
Deferred rent	68	407
Accrued insurance	—	546
Accrued legal	1,681	337
Accrued equity issuance costs	1,147	—
Other	715	878

Total	$4,388	$3,015

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
     All short-term investments as of September 30, 2007 and December 31, 2006, which are classified as available-for-sale, are summarized below:

		Gross	Gross
		Unrealized	Unrealized	Aggregate Fair
(In thousands)	Amortized Cost	Gains	Losses	Value
As of September 30, 2007
Federal agency discount notes	$6,000	$1	$—	$6,001
Commercial paper	2,977	—	2	2,975

Total	$8,977	$1	$2	$8,976

As of December 31, 2006
Federal agency discount notes	$16,000	$—	$45	$15,955
Commercial paper	14,000	—	—	14,000

Total	$30,000	$—	$45	$29,955

     The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:

		Aggregate Fair
(In thousands)	Amortized Cost	Value
As of September 30, 2007:
Amounts maturing within one year	$6,977	$6,975
Amounts maturing after one year, within five years	2,000	2,001

Total	$8,977	$8,976

     The Company had a restricted cash balance of $110,000 at September 30, 2007 and December 31, 2006 which served as collateral for the Company’s credit card program.
     The Company manages its short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three and nine months ended September 30, 2007 and 2006, the Company had no gross realized gain or loss on sales of its available-for-sale securities.
     To date, there have been no impairment charges on the Company’s available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities purchased during the most recent three months. The Company has determined that the gross unrealized losses on its available-for-sale securities as of September 30, 2007 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of the Company’s available-for-sale securities with unrealized losses as of September 30, 2007:

	In Loss Position < 12 Months		In Loss Position > 12 Months		Total in Loss Position
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	(Loss)	Fair Value	(Loss)	Fair Value	(Loss)
Short-term investments:
Federal agency discount notes	$1,999	$(1)	$—	$—	$1,999	$(1)
Commercial paper	2,976	(1)	—	—	2,976	(1)

Total in loss position	$4,975	$(2)	$—	$—	$4,975	$(2)

5. Commitments and Contingencies
     Purchase Commitments
     Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company has ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products; and, therefore, does not have any purchase commitments at September 30, 2007. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

     Operating Leases
     The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through 2009.
     At September 30, 2007, the Company’s future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
Years ending December 31,
2007(remaining 3 months)	$1,157
2008	2,713
2009	800

Total minimum operating lease payments	$4,670

     Litigation
     We are subject to legal claims and litigation arising in the ordinary course of our business, such as employment or intellectual property claims, including but not limited to the matters described below. Although there are no legal claims or litigation matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows, legal claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect our results.
     In re Transmeta Corporation Initial Public Offering Securities Litigation and related putative stockholder demand
     Beginning in June 2001, the Company, certain of its directors and officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wish to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers were part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of the global settlement will be fully funded by their director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on the Company’s case. The Company expects that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and the Company believes that the likelihood that it would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
     In July 2007, the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of the Company’s initial public offering and by unidentified directors, officers and stockholders of the Company. The Company evaluated that demand and declined to prosecute the alleged claim. On or about October 9, 2007, the putative stockholder commenced a civil action in the United States District Court for the Western District of Washington against three of the underwriters of the Company’s initial public offering. The Company is named only as a nominal defendant in that action, and the plaintiff does not seek any remedy or recovery from the Company. None of the Company’s current or former directors or officers is named as a defendant in that action.
     Transmeta Corporation v. Intel Corporation
     In October 2006, the Company filed a lawsuit against Intel Corporation in the United States District Court for the District of Delaware for infringement of certain Transmeta U.S. patents covering computer architecture and power efficiency technologies. The Company’s complaint, as amended, charges that Intel has infringed and is infringing eleven Transmeta patents by making and selling a variety of microprocessor products including at least Intel’s Pentium III, Pentium 4, Pentium M, Core and Core2 product lines. The Company’s complaint requests an injunction against Intel’s continuing sales of infringing products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. Intel filed its Answer in January 2007. Intel denies that it has infringed any of the Transmeta patents and asserts that all of Transmeta’s patents are invalid and unenforceable for inequitable conduct. Intel’s Answer also includes counterclaims against Transmeta alleging that Transmeta has infringed seven Intel patents by making and selling its Crusoe and Efficeon families of processor products. Intel requests an injunction against the continuing sales of the Company’s processor products as well as monetary damages, including reasonable royalties on infringing products, treble damages and attorneys’ fees. In February 2007, the Company filed its Reply to Intel’s counterclaims. The Company denies infringement of the Intel patents, and contends that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct.
     On October 22, 2007, the Company entered into an agreement with Intel to settle all claims between them and to license the Company’s patent portfolio to Intel for use in current and future Intel products (the “Intel Agreement”). The Intel Agreement provides for Intel to make an initial $150 million payment to Transmeta as well as to pay Transmeta an annual license fee of $20 million for each of the next five years. The Intel Agreement will grant Intel a perpetual non-exclusive license to all Transmeta patents and patent applications, including any patent rights later acquired by Transmeta, now existing or as may be filed during the next ten years. Transmeta will also grant to Intel a non-exclusive paid-up license and transfer technology related to Transmeta’s LongRun and LongRun2 technologies and future improvements. Under the Intel Agreement, Intel will covenant not to sue Transmeta for the development and licensing to third parties of Transmeta’s LongRun and LongRun2 technologies. The Intel Agreement also provides for the parties to dismiss their pending patent litigation with prejudice and for a mutual general release of all claims of any type between Intel and the Company.
6. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and nine month periods ended September 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$(9,073)	$2,519	$(39,257)	$(7,597)
Net change in unrealized gain (loss) on investments	15	76	44	131
Net change in foreign currency translation adjustments	7	(8)	51	(14)

Net comprehensive income (loss)	$(9,051)	$2,587	$(39,162)	$(7,480)

               The components of accumulated other comprehensive income (loss), net of taxes as of September 30, 2007 and December 31, 2006, respectively, are as follows:

	September 30,	December 31,
(In thousands)	2007	2006
Net unrealized gain (loss) on investments	$(1)	$(45)
Cumulative foreign currency translation adjustments	30	(21)

Accumulated other comprehensive income (loss)	$29	$(66)

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

     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 16.1% and 13.4% for its employees’ options and directors’ and officers’ options, respectively. The Company also uses a forfeiture rate of 67% for its employee stock purchases for the three months ended September 30, 2007, and a range of 32% to 67% for the nine months ended September 30, 2007. At September 30, 2007, the Company’s unrecognized stock-based compensation cost related to non-vested stock options and awards was approximately $5.6 million after estimated forfeitures and will be recognized over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Zero dollars of stock-based compensation were capitalized as inventory, and none was capitalized as deferred costs as of September 30, 2007.
     Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were $0.2 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $1.8 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three and nine months ended September 30, 2007 and 2006. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS
123(R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123(R)). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and, effective January 1, 2006, the Company adopted the straight-line attribution approach for prospective employee stock purchases using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive Stock Plans	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.9%	4.6%	4.8%
Expected life of option in years	4	3 to 4	4	3 to 4
Expected dividend yield	0.0%	0%	0%	0%
Volatility	91%	89% to 92%	87% to 90%	89% to 100%

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Purchase Plan	2007	2006	2007	2006
Risk-free interest rate	5.1%	5.1%	5.1%	5.1%
Expected life of option	1.25	1.25	1.25	1.25
Expected dividend yield	0%	0%	0%	0%
Volatility	86%	89%	71% to 86%	89%
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
     The weighted-average fair value of the options granted under the stock option plans was $7.09 and $18.21 per share for the three months ended September 30, 2007 and 2006 and $7.62 and $19.67 for the nine months ended September 30, 2007 and 2006, respectively.

     Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Cost of product revenue	$—	$(4)	$—	$5
Cost of service revenue	1	239	18	1,603
Research and Development	(271)	339	11	1,000
Selling, general and administrative	244	527	941	1,720

Total stock-based compensation	$(26)	$1,101	$970	$4,328

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
     The Company initially reserved 350,000 shares of common stock under its 2000 Equity Incentive Plan. The aggregate number of shares reserved for issuance under the Company’s 2000 Equity Incentive Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the nine months ended September 30, 2007:

		Stocks Options Outstanding
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
	Shares Available for	Number of	Exercise	Term	Aggregate Intrinsic
	Grant	Shares	Price	(In Years)	Value
Balance at December 31, 2006 (*)	1,027,138	1,899,008	$38.06
Additional shares reserved	494,691	—
Options granted	(152,500)	152,500	11.55
Options exercised	—	(43,597)	14.34
Options forfeited / canceled / expired	1,150,855	(1,198,576)	39.70

Balance at September 30, 2007	2,520,184	809,335	$31.92	7.01	$—

Vested and expected to be vested		738,827	$33.40	5.25	$—

(*) All data adjusted for 20-for-1 reverse stock split in August 2007.

Shares Exercisable:
September 30, 2007		572,780	$38.59	6.12	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised were $33,000 and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.

     The exercise prices for options outstanding and exercisable as of September 30, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Shares	Contractual	Exercise	Shares	Average
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Exercise Price
As of September 30, 2007:
$10.04 - $11.00	102,500	9.85	$10.65	0	$—
$13.00 - $14.40	66,621	8.87	13.60	13,670	14.17
$15.00 - $15.00	147,162	7.60	15.00	118,751	15.00
$15.40 - $23.00	102,654	6.06	20.31	100,410	20.41
$24.00 - $29.60	144,295	8.15	27.52	94,125	26.75
$31.40 - $47.00	89,171	5.76	39.01	88,933	39.02
$47.60 - $49.60	83,620	4.49	48.88	83,595	48.88
$50.04 - $260.20	73,312	3.68	109.21	73,296	109.21

Total	809,335	7.01	$31.92	572,780	$38.59

2000 Employee Stock Purchase Plan
     The Company effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 100,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. There were 6,531 and 84,094 shares purchased under the Purchase Plan during the three and nine months ended September 30, 2007. As of September 30, 2007, 856,966 shares had been issued under the Purchase Plan. At September 30, 2007, the total compensation cost related to options to purchase the Company’s common stock under the Purchase Plan but not yet recognized was approximately $181,000 and will be recognized on a straight-line basis over periods of up to 2 years.
8. Geographic and Customer Concentration Information
     The following table presents the Company’s sales to customers that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,	September 30,
	2007		2006	2007	2006
Sony Corporation	*	%	38%	78%	54%
Microsoft Corporation	*	%	* %	* %	21%
Toshiba Corporation	97%		59%	15%	22%

*%	represents less than 10% of total revenue
     The following table presents balances from the Company’s customers that accounted for more than 10% of its trade accounts receivable balance at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Microsoft Corporation	* %	100%
Toshiba Corporation	100%	* %

*% represents less than 10% of net accounts receivable
     With the exception of Microsoft, the Company’s significant customers for the periods covered by this report are located in Asia.

9. Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is presented in conformity with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. In the three and nine months ended September 30, 2007, diluted net income (loss) per share information is the same as basic net income (loss) per share because common shares issuable upon conversion of the stock options, convertible preferred stock and warrants are antidilutive. For the nine months ended September 30, 2006, diluted net income (loss) per share information is the same as basic net income (loss) per share because common shares issuable upon conversion of the stock options and warrants are antidilutive. For the three months ended September 30, 2006, 158 thousand shares of common stock equivalents have a dilutive impact.
     The total numbers of shares excluded from diluted net income (loss) per share relating to these securities were 2,541,077 for the three and nine months ended September 30, 2007 and 1,196,306 and 2,046,163 for the three and nine months ended September 30, 2006, respectively. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic and diluted:
Net income (loss) attributable to common shareholders, as reported	$(12,703)	$2,519	$(42,887)	$(7,597)

Shares used to compute basic net inome (loss) per share	10,236	9,832	10,066	9,763

Effect of dilutive securities:
Potentially dilutive shares	—	158	—	—

Shares used to compute diluted net income (loss) per share	10,236	9,990	10,066	9,763

Basic net income (loss) per share attributable to common shareholders	$(1.24)	$0.26	$(4.26)	$(0.78)

Diluted net income (loss) per share attributable to common shareholders	$(1.24)	$0.25	$(4.26)	$(0.78)

10. Advances from Customers
     At September 30, 2007, the Company had zero cash advances from customers. At December 31, 2006, the Company had cash advances of $1.3 million from one customer for design and engineering services.
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

	September 30,	December 31,
(In thousands)	2007	2006
Deferred revenue:
Product	$—	$48
License	—	—
Service	—	—

Total	$—	$48

Deferred costs:
Product	$—	$33
License	—	—
Service	—	—

Total	$—	$33

Deferred income	$—	$15

12. Restructuring Charges
     During the three and nine months ended September 30, 2007, the Company recorded $0.1 million and $8.7 million of restructuring charges, respectively, compared to $0.1 million and $0.3 million in the same periods of fiscal 2006. In February 2007, the Company announced and initiated a restructuring plan to streamline its operations and focus its efforts and resources on its primary line of business in developing and licensing intellectual property and technology. In February 2007, the Company began the initial phase of its restructuring plan by decreasing its worldwide workforce by approximately 75 employees, most of whom worked in engineering services business, and by initiating closures of its offices in Taiwan and Japan. In March 2007, the Company further reduced its workforce by approximately 55 employees as it completed its engineering services work for Sony and Microsoft in satisfaction of its agreements. During the second quarter of 2007, the Company continued to streamline its operations and reduce its workforce by approximately 10 employees. As a result of its recent operational streamlining activities, the Company has ceased to pursue engineering services as a separate line of business, ceased its operations relating to microprocessor production support, and exited the business of selling microprocessor products. The restructuring charges related to workforce reduction for the nine months ended September 2007 were $7.2 million, of which $7.0 million was paid by September 30, 2007.
     In March 2007, the Company incurred $0.9 million of restructuring charges relating to facilities resulting from the vacating of a portion of previously occupied building space net of cash flows associated with a new subtenant that took occupancy on April 1, 2007. During the three months ended June 2007, the Company incurred additional facility-related restructuring charges of $0.7 million as a result of revisions to its estimates of common area facilities expenses, and additional building space vacated, net of incremental sublease income from new subtenants. No material restructuring activities were accrued during the three months ended September 2007. The restructuring charges related facilities for the nine months ended September 2007 added $1.5 million to the existing $3.0 million liability, of which $2.1 million was paid by September 30, 2007.

     Accrued restructuring charges consist of the following at September 30, 2007:

	Excess	Workforce
(In thousands)	Facilities	Reduction	Total
Balance as of December 31, 2006	$2,984	$—	$2,984
Restructuring charges	701	5,806	6,507
Change in estimates	158	—	158
Cash drawdowns	(529)	(3,802)	(4,331)

Balance as of March 31, 2007	3,314	2,004	5,318

Restructuring charges	565	1,262	1,827
Change in estimates	93	—	93
Cash drawdowns	(644)	(2,823)	(3,467)

Balance as of June 30, 2007	3,328	443	3,771

Restructuring charges	40	81	121
Change in estimates	(13)	1	(12)
Cash drawdowns	(920)	(368)	(1,288)

Balance as of September 30, 2007	$2,435	$157	$2,592

     The remaining accrued restructuring costs represent primarily the estimated loss on abandoned facilities (net of subtenant lease income) of $2.4 million and headcount related reserve of $0.2 million, which are expected to be paid over the next nine months from the Company’s existing cash and cash equivalents balances.
13. Stockholders’ Equity
The following are the changes in stockholders’ equity:

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2007	2006
Beginning balance:	$42,683	$54,952
Net income (loss)	(39,257)	(7,597)
Proceeds from stock option exercises and ESPP	1,826	4,677
Stock-based compensation expense	970	4,350
Net proceeds from direct placement offering of common stock and warrants	11,600	—
Net proceeds from issuance of preferred stock	6,966	—
Beneficial conversion feature of preferred stock	3,630	—
Deemed dividend for preferred stock’s beneficial conversion feature	(3,630)	—
Comprehensive income (loss)	95	117

Ending balance:	$24,883	$56,499

     The corresponding changes in common shares outstanding, adjusted for the 20-for-1 reverse split, are summarized below:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Beginning balance:	9,893,820	9,585,531
Shares from stock option exercises and ESPP	127,691	269,231
Shares from direct placement offering of common stock and warrants	2,000,000	—
Refund of fractional shares due to reverse stock split	(123)	—

Ending balance:	12,021,388	9,854,762

     During the three months ended September 30, 2007, stockholders’ equity was significantly affected by three events, as described below in this Note 13.
     Sale of Series B Preferred Stock to Advanced Micro Devices in July 2007
      On July 2, 2007, the Company entered into a stock purchase agreement with Advanced Micro Devices, Inc., a Delaware corporation (“AMD”), to sell to AMD 1,000,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) in consideration for $7.5 million cash. The Series B Preferred Stock is convertible into 713,470 shares of the Company’s common stock. Concurrently with this stock purchase agreement, the Company also entered into a voting agreement with AMD and a registration rights agreement relating to the Company’s Series B Preferred Stock.
     On July 3, 2007, the Company sold 1,000,000 shares of Series B Preferred Stock to AMD in consideration for $7.5 million cash. No underwriter was involved in the sale of the Series B Preferred Stock. The Company determined that the net proceeds from the sale of its Series B Preferred Stock to AMD were approximately $7.0 million, after deducting certain estimated expenses payable and prepaid expenses. The Company expects to use the remaining amount for general corporate purposes, including working capital and capital expenditures.
     Conversion rights, Non-redeemable. The Series B Preferred Stock is not redeemable. The Series B Preferred Stock is convertible, at any time at the option of AMD, into the Company’s common stock. Each share of the Series B Preferred Stock is convertible into 0.71347 fully paid and non-assessable shares of common stock. That conversion ratio was calculated based on a weighted average closing price of common stock for a period of 20 consecutive trading days ending on June 29, 2007, and adjusted for the one-for-twenty reverse split effective August 17, 2007.
     Dividends.  Each share of the Series B Preferred Stock is entitled to receive dividends at a rate of $0.60 per calendar year if the Transmeta Board of Directors declares any dividends on Transmeta common stock, prior and in preference to Transmeta common stock. No dividends may be paid on any shares of Transmeta common stock unless this dividend preference is paid on each share of the Series B Preferred Stock. If, after this dividend preference is paid on each outstanding share of the Series B Preferred Stock, the Transmeta Board of Directors declares additional dividends on Transmeta common stock, then the Series B Preferred Stock will be entitled to receive, from such additional dividends, dividends on a pari passu basis with the Transmeta common stock, based on the number of shares of Transmeta common stock into which the outstanding Series B Preferred Stock is then convertible, until each then outstanding share of the Series B Preferred Stock shall have received an aggregate amount equal to $7.50 per share, after which the outstanding Series B Preferred Stock will be entitled to receive no further dividends. The Transmeta Board of Directors is under no obligation to declare dividends, no rights accrue to the holders of the Series B Preferred Stock if dividends are not declared, and any dividends declared will be noncumulative.
     Liquidation Preference. Each share of the Series B Preferred Stock is also entitled to certain preferences in the event of any Liquidation of Transmeta. A “Liquidation” includes (i) the liquidation, dissolution or winding up of Transmeta; (ii) the merger or consolidation of Transmeta by means of any transaction or series of related transactions, provided that the applicable transaction will not be deemed a Liquidation unless Transmeta’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity immediately after such transaction; or (iii) a sale of all or substantially all of Transmeta’s assets requiring approval of Transmeta’s stockholders. In the event of a Liquidation, the holders of the Series B Preferred Stock will be entitled to receive, out of the Transmeta assets that may be legally distributed to Transmeta’s stockholders, before any payment or distribution of assets to the holders of Transmeta common stock, a liquidation preference consisting of (i) $7.50 per share of the Series B Preferred Stock, plus (ii) declared but unpaid dividends on such share, minus (iii) the amount of any cash dividends received by the holders of Series B Preferred Stock, minus (iv) the amount of any payment received by the holders of Series B Preferred Stock respecting a merger or asset sale consummated prior to such Liquidation.
     Voting Rights.  Each share of the Series B Preferred Stock is entitled to vote on all matters and is entitled to the number of votes per share of the Series B Preferred Stock equal to the number of shares of Transmeta common stock into which each share of

Series B Preferred Stock is convertible. Except as required by law, or as otherwise provided below, the holders of shares of Series B Preferred Stock and Transmeta common stock will vote together as a single class and not as separate classes.
     Transmeta may not, without first obtaining the approval of the holders of at least a majority of the Series B Preferred Stock then outstanding: (i) amend any provision of Transmeta’s certificate of incorporation or bylaws or the certificate of designations creating the Series B Preferred Stock in a manner that adversely affects the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series B Preferred Stock; (ii) increase or decrease the number of authorized shares of Series B Preferred Stock; or (iii) until such time as the holders of Series B Preferred Stock have received an aggregate of $7,500,000 in cash dividends, create, issue or reclassify any Transmeta common stock or preferred stock, or securities convertible into Transmeta common stock or preferred stock, having rights, preferences or privileges which are senior to the rights of the Series B Preferred Stock.
     AMD has agreed to vote the Series B Preferred Stock in favor of a merger by Transmeta or a sale of all or substantially all of its assets if Transmeta becomes subject to Section 2115 of the California General Corporations Law and a majority of the then outstanding shares of Transmeta common stock votes in favor of that transaction.
     Beneficial Conversion Feature and Deemed Dividend. When the $7.5 million of convertible Series B Preferred Stock was issued at a discount from the if-converted $11.1 million fair value as of the commitment date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $3.6 million was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series B Preferred Stock is immediately convertible, a deemed dividend of $3.6 million to the Series B Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net income (loss) attributable to common shareholders reflects both the net income (loss) and the deemed dividend.
     One-for-20 Reverse Stock Split in August 2007
     On July 31, 2007, the Company held its 2007 annual meeting of stockholders. At that meeting, the Company received stockholder approval of a proposal to amend its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio within the range from one-for-10 to one-for-40, together with a corresponding reduction in the number of authorized shares of the Company’s common stock and capital stock, at any time prior to July 31, 2008.
     In August 2007, the Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-twenty shares, and authorized the Company to file an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect that reverse stock split. As of August 17, 2007, the effective date of the reverse stock split, every twenty (20) shares of the Company’s common stock was converted into one (1) “new” share of the Company’s common stock. The reverse split reduced the number of outstanding shares of the Company’s common stock from approximately 200 million shares to approximately 10 million shares as of August 17, 2007. The exercise price and number of shares of common stock issuable under the Company’s outstanding warrants and options was proportionately adjusted to reflect the reverse stock split. The number of shares issuable upon conversion of the Company’s Series B preferred stock and issuable under its equity incentive plans was proportionately reduced to reflect the reverse stock split.
     Direct Placement Offering of Common Stock and Warrants in September 2007
     On September 20, 2007 the Company filed its Prospectus Supplement for sale of Common Stock and Warrants under its registration statement on Form S-3 (Registration No. 333-144476, effective July 20, 2007). The offering to selected institutional investors for an aggregate price of $12.8 million closed on September 26, 2007.
     The securities in the offering included 2,000,000 shares of Transmeta common stock and warrants to purchase 1,000,000 shares of Transmeta common stock, which securities were offered in “units” at a price of $6.40 per unit. Each unit consisted of one share of Transmeta common stock and a warrant to purchase 0.5 shares of Transmeta common stock at an exercise price of $9.00 per share for each share of common stock that the investor purchased in the offering. The Shares and Warrants were immediately separable and were issued separately. The Warrants may be exercised at any time after the six month anniversary of the closing of the Offering until the fifth anniversary of such closing, at an exercise price of $9.00 per share. No holders of the warrants will possess any rights as a stockholder under those warrants (such as voting or dividends) until the holder exercises those warrants.
     After estimated issuance costs of $1.2 million, the Stock and Warrant offering provided net proceeds to the Company of $11.6 million. The Common Stock and Warrant offering was recorded as equity for fair value received, per EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
     The warrants for 1,000,000 common shares also contain specific terms for a Fundamental Transaction.

     A “Fundamental Transaction” occurs if, while the warrant is outstanding, (1) the Company pays a dividend in, or makes a distribution of, shares of its capital stock, (2) consolidates or merges with or into another corporation, or (3) sells, transfers or disposes of its property, assets or business, resulting in distribution to Transmeta common shareholders of cash, of the successor’s or acquirer’s common stock, or of any other kind of securities or property.
     In these cases, the warrant holder will receive, upon exercise, the same amount and kind of cash, securities or property from such Fundamental Transaction, as if the warrant exercise occurred immediately prior to such transaction. The successor or acquirer Company has the obligation to provide the warrant holders this consideration.
     Certain limited “Fundamental Transactions” permit the holder of a warrant to receive cash consideration in lieu of Company common stock, at the warrant holder’s option. These transactions must be a consolidation or merger (with loss of majority voting power) or sale of all or substantially all of Transmeta’s assets. Additionally, such select transactions must be for either all cash, a Rule 13-3e transaction, or for equity of a non-traded entity. In these cases, warrant holders may choose between exercise for Company common stock (as above) or receipt of cash determined by the Black-Scholes option value of the remaining term of the unexercised warrants. The Black-Scholes pricing model to be used has specific terms for average common share price, risk-free interest rate and historical price volatility.
     Other Outstanding Warrants
     Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The following previously-issued warrants to purchase common stock (as adjusted) remain outstanding at September 30, 2007:

		Exercise
	Number of	Price per
Issuance Date	Shares	Share	Expiration Date
January 1998	6,252	$25.00	December 2007
April 1998	12,000	$25.00	April 2008

	18,252

14. Correspondence from NASDAQ
     On March 21, 2007, the Company received a letter from the NASDAQ Stock Market indicating that it was not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). NASDAQ stated in its letter that in accordance with the NASDAQ Marketplace Rules, the Company would be provided 180 calendar days, or until September 17, 2007, to regain compliance with the Minimum Bid Price Rule. In August 2007, the Company’s Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-twenty shares. As of August 17, 2007, the effective date of the reverse stock split, every twenty (20) shares of the Company’s common stock was converted into one (1) “new” share of the Company’s common stock. On September 5, 2007, the Company was notified by NASDAQ of its renewed compliance with the Minimum Bid Price Rule. Refer to Note 13 of Notes to condensed consolidated financial statements for additional disclosures.
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

     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 in fiscal 2007 had no material impact on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
16. Segment Information
     The Company has determined that, in accordance with FASB’s SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment and is evaluated by management on a single segment basis: the development, licensing, marketing and sale of hardware and software technologies for the semiconductor and computing market.
17. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. At January 1, 2007, the cumulative unrecognized tax benefit was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits.
     At September 30, 2007, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
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
18. Subsequent Events
     On October 22, 2007 the Company entered into an agreement with Intel Corporation to settle all claims between them and to license the Company’s patent portfolio to Intel for use in current and future Intel products (the “Intel Agreement”). The Intel Agreement provides for Intel to make an initial $150 million payment to Transmeta as well as to pay Transmeta an annual license fee of $20 million for each of the next five years. The Intel Agreement will grant Intel a perpetual non-exclusive license to all Transmeta patents and patent applications, including any patent rights later acquired by Transmeta, now existing or as may be filed during the next ten years. Transmeta will also grant to Intel a non-exclusive paid-up license and transfer technology related to Transmeta’s LongRun and LongRun2 technologies and future improvements. Under the Intel Agreement, Intel will covenant not to sue Transmeta for the development and licensing to third parties of Transmeta’s LongRun and LongRun2 technologies. The Intel Agreement also provides for the parties to dismiss their pending patent litigation with prejudice and for a mutual general release of all claims of any type between the parties.

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
          This report contains forward-looking statements that are based upon our current expectations, estimates and projections about our industry that reflect our beliefs and certain assumptions based upon information made available to us at the time of this report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our products, our ability to migrate our products to smaller process geometries, and our future gross margins, operating expenses and need for additional capital.
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
     In the first three quarters of 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. In March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft in satisfaction of agreements. During the second quarter of 2007, we continued to streamline our operations and reduce our workforce by approximately 10 employees. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property. We are presently focused on developing and licensing our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor and computing devices, and in licensing our computing and microprocessor technologies to other companies. We cannot assure you that we will enter into any additional licensing agreements or generate any royalties under our existing licensing agreements in 2007.
     In the three and nine months ended September 30, 2007, we incurred a net loss attributable to common shareholders of $12.7 million and $42.9 million, respectively, and negative cash flows from operations of $33.3 million for the nine months ended September 30 2007, compared to the three and nine months ended September 30, 2006, in which we incurred a net income of $2.5 million and net losses of $7.6 million, respectively and negative cash flows from operations of $10.2 million for the nine months ended September 30, 2006.
     Subsequent Event: Resolution of Patent Infringement Lawsuit with Intel Corporation
     On October 22, 2007, we entered into an agreement with Intel Corporation to settle all claims between Transmeta and Intel and to license the Transmeta patent portfolio to Intel for use in current and future Intel products (the “Intel Agreement”). The Intel Agreement provides for Intel to make an initial $150 million payment to Transmeta as well as to pay Transmeta an annual license fee of $20 million for each of the next five years. The Intel Agreement will grant Intel a perpetual non-exclusive license to all Transmeta patents and patent applications, including any patent rights later acquired by Transmeta, now existing or as may be filed during the next ten years. Transmeta will also grant to Intel a non-exclusive paid-up license and transfer technology related to Transmeta’s LongRun and LongRun2 technologies and future improvements. Under the Intel Agreement, Intel will covenant not to sue Transmeta for the development and licensing to third parties of Transmeta’s LongRun and LongRun2 technologies. The Intel Agreement also provides for the parties to dismiss their pending patent litigation with prejudice and for a mutual general release of all claims of any type between the parties.
     The arrangement with Intel is expected to create value for Transmeta stockholders both by realizing immediate financial value for Transmeta’s intellectual property rights and by supporting its technology development and licensing business going forward. Considering this, the Transmeta Board and management team are actively discussing how best to increase shareholder value. In the meantime, the funds will give Transmeta the financial flexibility to execute on its strategy of developing and licensing its intellectual property.
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
     Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since December 31, 2006. Effective January 1, 2007 we adopted the Financial Accounting Standards Board issued Interpretation (“FIN”) No. 48. See Footnote 17.
     Beneficial Conversion Feature and Deemed Dividend related to Series B Preferred Stock
     When the $7.5 million of convertible Series B Preferred Stock was issued at a discount from the if-converted $11.1 million fair value as of the commitment date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $3.6 million was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. Since the Series B Preferred Stock is immediately convertible, a deemed dividend of $3.6 million to the Series B Preferred Stock was recorded and immediately amortized. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net income (loss) attributable to common shareholders reflects both the net income (loss) and the deemed dividend.
     Accounting for Stock-Based Compensation
     Beginning in fiscal 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), compensation cost is calculated on the date of grant using the Black-Scholes option pricing model. The compensation cost is then amortized straight-line over the vesting period. We use the Black-Scholes model in determining the fair value of our stock options at the date of grant. Black-Scholes methodology requires us to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

     Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Product	0%	3%	7%	3%
License	2%	58%	0%	22%
Service	98%	39%	93%	75%

Total	100%	100%	100%	100%

Costs of product	0%	0%	3%	0%
Costs of license	0%	0%	0%	0%
Costs of service	41%	23%	53%	45%
Impairment charges on long-lived assets	0%	0%	15%

Total cost of revenue	41%	23%	71%	45%

Gross profit	59%	77%	29%	55%

     As Transmeta has negligible revenues for third quarter and nine months-to-date in fiscal 2007, compared to the prior year periods, percentage to sales comparisons are not meaningful below the level of gross profit, with current year revenues insignificant compared to operating expenses.
     Total Revenue
     Total revenue for the comparative periods is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Product	$—	$507	$167	$1,457
License	1	10,000	1	10,000
Service	43	6,810	2,186	34,700

Total revenue	$44	$17,317	$2,354	$46,157

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
     Product Revenues. Product revenue in the three and nine months ended September 30, 2007 decreased by $0.5 million and $1.3 million, respectively, over the comparable periods in fiscal 2006. The decrease was due to the decline in our sales of end-of-life microprocessor products.
     As a result of our recent operational streamlining and restructuring activities, we have ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products.
     License Revenue. We recognized license revenue of approximately $1,000 in fiscal 2007 and $10.0 million in fiscal 2006 during both the three month and the nine month periods, respectively. The $10.0 million revenue recorded in September 2006 represents a LongRun2 license sold to Toshiba. We are focused on developing and licensing our advanced technologies and intellectual property as our primary line of business in 2007.
     Services Revenue. Services revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time-and-materials-based design services revenue.

     Services Revenue

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Time & Materials Based Contracts	$43	$6,810	$2,186	$24,862
Fixed Fee Development Service	—	—	—	9,838
Maintenance & Technical Support Services for License	—	—	—	—

Total Services Revenue	$43	$6,810	$2,186	$34,700

Services revenues in the three and nine months ended September 30, 2007 decreased by $6.8 million and $32.5 million, respectively, over the three and nine months ended September 30, 2006. The 2007 decrease in services revenue was partly attributable to the lack of any Sony Group revenue for engineering support under its time-and-materials-based design services contract after $1.8 million for the first quarter of 2007 (which contributed decreases of $6.7 million and $22.9 million for the three and nine months ended September 30, 2007 vs. corresponding periods in 2006). There was no revenue for fixed fee development services business from Microsoft after June 2006 (which provided zero and $9.8 million for the three and nine months ended September 30, 2006). Added to these effects were a $0.1 million decrease and $0.2 million increase for the three and nine months ended September 30, 2007, respectively, under a time & materials contract for an existing LongRun2 licensing customer.
     Deferred income related to services was zero and $47,000 at September 30, 2007 and September 30, 2006 respectively.
     Maintenance and Technical Support Services Revenue. We offer maintenance and technical support services to our LongRun2 licensees. We recognize revenue from maintenance agreements based on the fair value of such agreements over the period in which such services are rendered. Technical support services are provided based on engineering time and the fees are based on mutually agreed billing rates. There was no maintenance and technical support services revenue nor cost of revenue for the three and nine months ended September 30, 2007 and 2006, respectively.
     Fixed Fee Development Service Revenue. Beginning from the second quarter of fiscal 2005, we entered into a series of related fixed-fee agreements for providing engineering and development services. Certain portions of the fixed fees are paid to us upon achieving certain defined technical milestones. We generally have deferred the recognition of revenue and the associated costs until the project has been completed and we have met all of our obligations in connection with the engineering and development services and have obtained customer acceptance for such completed deliverables. Under the criteria set forth in SOP 81-1, we have elected to segment our fixed fee revenue and related costs into a recognized portion and a deferred portion. Accordingly, in the three and nine months ended September 30, 2006, we recognized zero and $9.8 million of fixed fee revenue, respectively. In the three and nine months ended September 30, 2007, there was no earned nor deferred fixed fee revenue nor cost of revenue reflected in our Statement of Operations and Balance Sheet.
     Time and Materials Based Design Service Revenue. Beginning from the second quarter of fiscal 2005, we began providing design and engineering services under a significant design services agreement to work on advanced technical projects for Sony. We recognize the services revenue and related direct cost of services, the latter consisting primarily of assigned staff compensation related costs using the time and materials method, as work was performed. The Sony time and materials based contract expired on March 31, 2007. As a result of our recent operational streamlining activities, we have ceased to pursue delivery of engineering services under time and materials based revenue contracts as a separate line of business. For the three and nine months ended September 30, 2007, the Sony time and materials contract included no revenue and $1.8 million revenue, respectively and a time and materials contract for an existing LongRun2 licensee included $43,000 and $0.4 million revenue, respectively.
     Costs of Revenues
     Costs of revenues consist of cost of product revenue, cost of license revenue and cost of services revenue.
     Products. Our cost of product revenue is comprised of the components displayed in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Cost of product revenue	$—	$9	$80	$109
Impairment charge on inventory	—	—	364	—

Total Cost of Product Revenue	$—	$9	$444	$109

24

     For the three months ended September 30, 2007 and 2006, there was neither significant cost of product revenue nor any impairment charges. For the nine months ended September 30, 2007 compared to the same period in 2006, there was a net increase of $0.3 million due primarily to the impairment charge on inventory cost incurred in the first quarter of 2007 for our previously written-down and fully reserved Efficeon 90 nanometer inventory.
     Product gross margins were impacted by the aforementioned management’s decision to end-of-life the microprocessor business, and the decrease in revenues and the impact of selling reserved inventory.
     Licenses. Because there were negligible licensing sales for the three and nine months ended September 30, 2007, there is no associated cost of license revenue incurred for these respective periods. The $10.0 million sale of a LongRun2 license recorded in September 2006 had $39,000 of associated cost of revenue.
     Services. The cost of services revenue is comprised of three sub-types: (i) maintenance and technical support services pursuant to LongRun2 licenses; (ii) fixed fee development services; and (iii) time and materials based contracts, including separate Sony design services and follow-on services performed for LongRun2 customers. Our cost of services revenue for the three and nine months ended September 30, 2007 and 2006 is summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Time & materials based contracts	$18	$3,913	$1,236	$15,533
Fixed fee development service	—	—	—	5,056
Maintenance & technical support services for license	—	—	—	—

Total Cost of Services Revenue	$18	$3,913	$1,236	$20,589

     Cost of services revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support. The $3.9 million and $19.4 million decreases in cost of services revenue in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006 reflects decreases in work for both Sony and Microsoft. Decreases in the Sony time and materials design contract revenue resulted in $3.9 million and $14.3 million decreases in cost of revenues for the three month and nine month periods, respectively. The end of Microsoft fixed fee development revenue after June 2006 accounts for the other $5.1 million decrease in cost of service revenue for the nine month period.
     Research and Development
     Total research and development expenses for the comparative periods are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Research and development expenses	$1,336	$4,838	$8,809	$12,859

Amount classified to costs of service and deferred costs (1)	$18	$3,688	$1,201	$15,007

(1)	We classified costs directly attributable to time and materials based contracts and development services agreements to costs of services revenues.
     Research and development expenses in the three months ended September 30, 2007 decreased by $3.5 million compared to the same period in fiscal 2006. This $3.5 million decrease was due to a $6.1 million decrease in compensation as a result of headcount reductions, a $0.2 million decrease in software and hardware maintenance expense, a $0.1 million decrease in non-recurring engineering expenses, and a $0.3 million decrease in other expenses, all partially offset by a $3.2 million increase due to lower allocations-out for cost of revenue on the Sony contract.
     Research and development expenses in the nine months ended September 30, 2007 decreased by $4.0 million compared to the same period in 2006. This $4.0 million decrease was due to a $15.4 million decrease in compensation as a result of headcount reductions, a $0.9 million decrease in facilities allocations to R&D, a $0.5 million decrease in software and hardware maintenance

25

expense, a $0.6 million decrease in non-recurring engineering expenses, and a $0.5 million decrease in other expenses, all partially offset by a $13.9 million increase due to lower allocations-out for cost of revenue on the Sony contract.
     Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Selling, general and administrative expenses	$6,107	$4,847	$17,857	$16,434

     Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $1.3 million compared to the same period of fiscal 2006 due to a $2.6 million increase in legal expenses primarily relating to our litigation against Intel, together with a $0.8 million increase due to lower facility allocation out to R&D, partially offset by a $0.9 million decrease in compensation as a result of headcount reductions, a $0.4 million decrease in building rent primarily associated with the restructurings, a $0.2 million reduction in equipment and depreciation expenses, a $0.2 million decrease in corporate insurance, a $0.3 million decrease in Japan and Taiwan selling expenses, and a $0.1 million decrease in other expenses.
     Selling, general and administrative expenses for the nine months ended September 30, 2007 increased by $1.4 million compared to the same period in fiscal 2006 due to a $4.6 million increase in legal expenses primarily relating to our litigation against Intel, together with a $1.7 million increase due to lower facility allocation out to R&D, partially offset by a $2.2 million decrease in compensation as a result of headcount reductions, a $0.7 million decrease in building rent primarily associated with the restructurings, a $0.4 million reduction in equipment and depreciation expenses, a $0.5 million decrease in corporate insurance, an $0.8 million decrease in Japan and Taiwan selling expenses, and a $0.3 million decrease in other expenses.
     Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Restructuring charges	$109	$107	$8,694	$277

     The restructuring charges for the three months ended September 30, 2007 and 2006 were virtually the same at $0.1 million.
     The restructuring charge net increase in the nine months ended September 30, 2007 of $8.4 million consists of $7.1 million additional termination and transition benefits resulting from workforce reductions and $1.3 million additional facilities restructuring charges (net of sub-tenant lease income), due to vacated office space, both related to the 2007 business streamlining efforts.
     Amortization of Patents and Patent Rights
     Amortization of patents and patent rights of $1.7 million and $5.1 million for the three and nine months ended September 30, 2007, respectively, was unchanged from the same periods of fiscal 2006. Amortization charges relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
     Impairment Charge on Long-Lived and Other Assets
     For the three and nine months ended September 30, 2007 we recorded charges of zero and $0.3 million, respectively, related primarily to prepaid software maintenance that was impaired in the first quarter related to an end of life product. There were no impairment charges for the same periods in fiscal 2006.

26

     Stock Compensation

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation expense	$(26)	$1,101	$970	$4,328

Total stock compensation expense decreased by $1.1 million and $3.3 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This net decrease was due to a $0.8 million decrease in stock option compensation expense and a $0.3 million decrease in ESPP compensation expense for the three months ended September 30, 2007, and a $1.8 million decrease in stock option compensation expense and a $1.5 million decrease in ESPP compensation expense for the nine months ended September 30, 2007. The decrease in both stock option and ESPP compensation expense is due to the workforce reduction of approximately two-thirds of the employees, implemented during the nine months ended September 30, 2007.
     Interest Income and Other, Net
     Interest income and other, net was $0.2 million and $1.1 million in the three and nine months ended September 30, 2007, respectively, compared to $0.7 million and $1.8 million in the same periods of fiscal 2006. These decreases of $0.5 million and $0.7 million respectively resulted primarily from cash and short-term investments balances in the third quarter and nine months of 2007 that averaged less than half balances for the corresponding fiscal 2006 periods. The $0.7 million decrease for the nine month period includes a partial offset of $0.2 million gain on sale of fixed assets during the first six months of fiscal 2007.
     Interest Expense
     Interest expense was $83,000 and $237,000 for the three and nine months ended September 30, 2007, respectively, compared to $42,000 and $114,000 for the same periods in fiscal 2006. These increases were primarily due to accreted interest on restructured buildings.
     Liquidity and Capital Resources
     For the three and nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $718.3 million, which includes net losses attributable to commons shareholders of $42.9 million for the nine months ended September 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $24.9 million at September 30, 2007, after giving effect to $18.6 million of equity net proceeds for the first nine months of fiscal year 2007.
     The following comparison table summarizes our usage of cash and cash equivalents for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2007	2006
Net cash provided by (used in) operating activities	$(33,324)	$(10,192)
Net cash provided by (used in) investing activities	20,960	(3,379)
Net cash provided by financing activities	20,398	4,671

Increase (decrease) in cash and cash equivalents	$8,034	$(8,900)

     The $23.1 million increase in our cash used in operating activities was due primarily to the lack of cash receipts in the nine months ended September 30, 2007, during which we ceased to pursue engineering services as a separate line of business and exited the business of selling microprocessor products, both of which businesses contributed cash in the nine months ended September 30, 2006. The $24.3 million increase in our net cash provided by investing activities in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due to our withdrawals of cash from maturities of short term investments to meet our operating cash needs. The $15.7 million increase in our cash provided by financing activities in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

27

reflects Third Quarter 2007 net proceeds of $7.0 million from the Series B Preferred issue and $11.6 million from the Common Stock and Warrants offering. This increase was partly offset by a $2.9 million decrease in the proceeds from our employee stock purchase plan and incentive stock option plans as a result of our reduction of our workforce during the nine months ended September 30, 2007.
     In 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. In the first three quarters of 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we continued to streamline our operations and reduced our workforce by approximately 10 employees. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property in 2007.
     At this time, we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations (including cash to be received from Intel pursuant to the agreement described above and in Note 18 to the condensed consolidated financial statements) will be sufficient to fund our operations, planned capital and research and development expenditures for a period of at least the next twelve months.
     Restructuring
     During the nine months of fiscal 2007, we incurred restructuring charges of $8.7 million related to the operational streamlining activities and workforce reduction. Our worldwide workforce decreased by approximately two-thirds of the employees, with a $7.2 million severance-related charge and a further facilities-related charge of $1.5 million was incurred from vacating a portion of our occupied buildings and subletting to a new subtenant for the balance of our related lease obligation. Refer to Note 12 of Notes to condensed consolidated financial statements for additional disclosures.
     Contractual Obligations
     At September 30, 2007, we had the following contractual obligations:

	Payments Due by Period
		Remainder of
(In thousands)	Total	2007	2008	2009
Operating Leases(1)	$3,070	$1,023	$2,047	$—
Unconditional Contractual Obligations(2)	1,600	134	666	800

Total	$4,670	$1,157	$2,713	$800

(1)	Operating leases include agreements for building facilities.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
     Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty Tax Positions - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN

48 as of January 1, 2007. For additional disclosures related to FIN 48, please refer to Note 17 of notes to condensed consolidated financial statements.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 in fiscal 2007 had no material impact on its consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of September 30, 2007, we had cash equivalents and available-for-sale investments of $28.6 million. Our cash equivalents and available-for-sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Our available-for-sale investments portfolio only includes instruments with original maturities of two years or less, held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and available-for-sale investments, we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.
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

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
     Inherent Limitations on Effectiveness of Controls
     Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to legal claims and litigation arising in the ordinary course of our business, such as employment or intellectual property claims, including but not limited to the matters described below. Although there are no legal claims or litigation matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows, legal claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect our results.
     In re Transmeta Corporation Initial Public Offering Securities Litigation and related putative stockholder demand
     Beginning in September 2001, the Company, certain of our directors and officers, and certain of the underwriters for our initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with our initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against us and several of our officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, we joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although we and the individual defendants believe that the complaints are without merit and deny any liability, but because we also wish to avoid the continuing waste of management time and expense of litigation, we accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and we and the individual Transmeta defendants expect that our share of the global settlement will be fully funded by our director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on our case. We expect that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and we believe that the likelihood that we would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve the settlement in whole or part. In the event that the parties do not reach agreement on the final settlement, we and the Transmeta defendants believe that we have meritorious defenses and intend to defend any remaining action vigorously.
     In July 2007, we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of the Company’s initial public offering and by unidentified directors, officers and stockholders of the Company. We evaluated that demand and declined to prosecute the alleged claim. On or about October 9, 2007, the putative stockholder commenced a civil action in the United States District Court for the Western District of Washington against three of the underwriters of our initial public offering. The Company is named only as a nominal defendant in that action, and the plaintiff does not seek any remedy or recovery from us. None of our current or former directors or officers is named as a defendant in that action.
     Transmeta Corporation v. Intel Corporation
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
     In October 2007, we entered into an agreement with Intel to settle all claims between Transmeta and Intel and to license Transmeta’s patent portfolio to Intel for use in current and future Intel products (the “Intel Agreement”). The Intel Agreement provides for Intel to make an initial $150 million payment to Transmeta as well as to pay Transmeta an annual license fee of $20 million for each of the next five years. The Intel Agreement will grant Intel a perpetual non-exclusive license to all Transmeta patents and patent applications, including any patent rights later acquired by Transmeta, now existing or as may be filed during the next ten years. Transmeta will also grant to Intel a non-exclusive paid-up license and transfer technology related to Transmeta’s LongRun and LongRun2 technologies and future improvements. Under the Intel Agreement, Intel will covenant not to sue Transmeta for the development and licensing to third parties of Transmeta’s LongRun and LongRun2 technologies. The Intel Agreement also provides for the parties to dismiss their pending patent litigation with prejudice and for a mutual general release of all claims of any type between the parties.
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
We have a history of losses, and we must successfully execute on our modified business model after restructuring if we are to sustain our operations.
     For the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, we had negative cash flows from our operations. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $718.3 million, which includes net losses attributable to commons shareholders of $42.9 million for the nine months ended September 30, 2007, $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003, which losses have reduced stockholders’ equity to $24.9 million at September 30, 2007, after giving effect to $20.4 million of equity net proceeds for the first nine months of fiscal year 2007.
     In 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales. In the first three quarters of 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. In February 2007, we began the initial phase of our restructuring plan by decreasing our worldwide workforce by approximately 75 employees, most of whom worked in our engineering services business, and by initiating closures of our offices in Taiwan and Japan. During March 2007, we further reduced our workforce by approximately 55 employees as we completed our engineering services work for Sony and Microsoft. During the second quarter of 2007, we continued to streamline our operations and reduced our workforce by approximately 10 employees. As a result of our recent operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property in 2007.
     At this time, in the opinion of management, the Company’s existing cash and cash equivalents and short-term investment balances and cash from operations (including cash to be received from Intel pursuant to the agreement described above in Note 18 to the condensed consolidated financial statements) will be sufficient to fund our operations, planned capital and research and development expenditures for a period of at least the next twelve months. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
We might fail to operate successfully under our modified business model, having executed our restructuring plan.
     In February 2007, we announced a restructuring plan to focus on our core business of developing and licensing intellectual property and technology. The implementation of our restructuring plan entails significant risks and costs, and we might not succeed in operating under our modified business model plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, achieve market acceptance for our technologies, earn adequate revenues from our licensing business, or achieve sustained profitability. Employee concern about such risks or the effect of our restructuring plan on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our modified business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development.
We might lose key technical or management personnel, on whose knowledge, leadership and technical expertise we rely. Such losses could prevent us from operating successfully after executing our restructuring plan.
     Our success after executing our restructuring plan will depend heavily upon the contributions of our key technical and management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technologies and business. Our restructuring plan has resulted in substantial headcount reductions during the first nine months of 2007, and employee concern about the future of the business and their continued prospects for employment may cause our employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful. We have also had substantial turnover in our management team during the first nine months of 2007, including the February 2007 appointment of Lester M. Crudele as our president and chief executive officer, the August 2007 appointment of Sujan Jain as our chief financial officer and the separation of several former officers from Transmeta during the first half of 2007. During the third quarter of 2007, as part of our restructuring plan we also had some planned but significant turnover in our financial management personnel. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
Our completed restructuring and the evolution of our business could place significant strain on our management systems, infrastructure and other resources, and our business may not succeed if we fail to manage it effectively.
     Our ability to succeed under our modified business plan after restructuring requires effective planning and management process. Changes in our business plans could place significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will continue to improve our financial and managerial controls and procedures. We will also need to train and manage our workforce worldwide. If we fail to manage change effectively, our employee-related costs and employee turnover could increase and our business may not succeed.
Our financial and operational outlook depends upon our receipt of future payments from Intel in accordance with our recent agreement to license our patents and settle our litigation. If Intel were not to make those payments, our financial position and business operations would be adversely affected.
On October 22, 2007, the Company entered into an agreement with Intel to settle all claims between them and to license the Company’s patent portfolio to Intel for use in current and future Intel products (the “Intel Agreement”). The Intel Agreement provides for Intel to make an initial $150 million payment to Transmeta as well as to pay Transmeta an annual license fee of $20 million for each of the next five years. If for any reason we fail to timely receive the initial payment of $150 million from Intel, our financial position would be adversely affected and we may need to raise additional operating capital. If the Company is unable to generate cash from operations sufficient to sustain its R&D activities at current levels, or to raise additional operating capital for that purpose, the Company believes that it would still be positioned to further reduce its R&D spending, to monetize certain of its technology or intellectual property assets, and to focus on licensing its intellectual property assets to other companies so as to continue operations for a period that extends at least through the next twelve months. However, we recognize that there would be substantial doubt about our ability to continue to operate as a going concern for a period that extends for the next twelve months, and that our ability to continue as a going concern will depend upon our successful execution of our plan.
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
     Our customer base is highly concentrated. For example, revenue from one customer accounted for 97% of our revenue during the three months ended September 30, 2007 and two customers in the aggregate accounted for 93% of our revenue during the nine months ended September 30, 2007. For the corresponding periods in fiscal 2006, two customers in the aggregate accounted for 97% and 76% of total revenue, respectively. We expect that a small number of customers will continue to account for a significant portion of our revenue.
     Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. The loss of any major customer or licensee, or delays in delivery or performance under our agreements, could significantly reduce or delay our recognition of revenue.

We may be unable to protect our proprietary technologies and defend our intellectual property rights. Our competitors might gain access to our technologies, and we might not compete successfully in our markets.
     We believe that our success will depend in part upon our proprietary technologies and intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary technologies and intellectual property. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. If we fail to protect our proprietary rights adequately, our competitors or potential licensees might gain access to our technology. As a result, our competitors might use or offer similar technologies, and we might not be able to compete successfully. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and technologies, and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technologies, duplicate our technologies, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties based on our proprietary rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.
     Our pending patent applications may not be approved, and our patents, including any patents that may issue as a result of our patent applications, may not provide us with any competitive advantage or may be challenged by third parties. For example, beginning in March 2007, several months after we brought action against Intel for infringing certain of our patents, Intel filed requests to have those of our patents in suit reexamined by the Patent and Trademark Office (PTO), and the PTO has granted all of Intel’s requests for reexamination as of September 2007. Such proceedings can be expensive and time consuming, perhaps taking several years to complete, and the schedule for such proceedings is difficult to predict and could be delayed for many reasons, including the increasing popularity of such proceedings. For example, the PTO has so far taken an initial action in only one of the 11 patent reexamination proceedings requested by Intel, and the timing of such proceedings is uncertain and can be delayed by many factors, including PTO workload. Our patents might not be upheld, or their claims could be narrowed through amendment, as a result of such proceedings. For example, in one of the reexamination proceedings initiated by Intel, we have proposed to amend certain claims of one of our patents by adding a limitation that we believe would improve those claims. Even the pendency of such proceedings may interfere with or impair our ability to enforce or license our patent rights.
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
We might need to raise additional financing, which might not be available or might be available only on terms unfavorable to us or our stockholders.
     Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations (including cash that we expect to receive from Intel pursuant to our October 2007 agreement with Intel) will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months, it is possible that we may need to raise significant additional funds through public or private equity or debt. A variety of business contingencies could contribute to our need for funds in the future, including the need to:
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
     We have previously received notices of potential delisting of our stock from the NASDAQ National Market, now known as the NASDAQ Global Market, based on our failure to satisfy certain continued listing requirements of the NASDAQ Global Market, and we may be unable to satisfy those requirements in the future. To maintain our listing on the NASDAQ Global Market, we are required, among other things, both to make timely regular filings of periodic reports with the SEC and to maintain a minimum bid price per share of at least $1.00. On March 21, 2007, we received a letter from the NASDAQ Stock Market indicating that we were not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion. To regain compliance with the minimum bid price rule, the bid price of our common stock was required to close at or above $1.00 per share for a minimum of 10 consecutive business days before September 17, 2007. On August 17, 2007, we effected a one-for-20 reverse stock split, and the bid price of our common stock has closed above $1.00 per share from August 17, 2007 through the date of this report. If we are unable to maintain compliance with this or other listing requirements, our common stock may be delisted from the NASDAQ Global Market. Delisting from the NASDAQ Global Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our company to substantially decrease.
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
     In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. Certain of those material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We have remediated all of those material weaknesses in our system of internal control over financial reporting, but our current restructuring plan effected workforce reductions in our finance personnel during the second and third quarter of 2007, and we cannot assure you that we will not in the future develop or identify material weaknesses or significant deficiencies in our internal control over financial reporting.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders was held on July 31, 2007.

(b)	At the Annual Meeting, our stockholders elected each of the following nominees as Class III directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal. The vote for each director was as follows:
Proposal One — Election of Class III Directors:

	Total Votes
Nominees	For	Withheld
R. Hugh Barnes	135,507,261	18,149,843
Murray A Goldman	138,104,247	15,552,857

     In addition to these two individuals elected as directors at the meeting, the following five individuals continued in their offices as directors after the meeting: Lester M. Crudele, Robert V. Dickinson, William P. Tai, T. Peter Thomas, and Rick Timmins.
          (c) Further, at the Annual Meeting, our stockholders adopted the following proposals by the vote indicated:
Proposal Two — Amend the Amended and Restated Certificate of Incorporation to effect a reverse stock split at any time prior to July 31, 2008:

Total Votes
For	126,942,712
Against	26,143,202
Abstain	571,190
Proposal Three — Ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered accountants for 2007:

Total Votes
For	143,278,422
Against	9,238,491
Abstain	1,140,191

Item 6. Exhibits
          (a)  Exhibits.

Exhibit
Number	Exhibit Title

10.33	Separation and Release Agreement and Consulting Agreement, entered June 15, 2007, between Transmeta Corporation and David R. Ditzel. **

10.34	Separation and Release Agreement entered August 14, 2007, between Transmeta Corporation and Ralph J. Harms. **

10.35	Offer of Employment as Chief Financial Officer, dated August 11, 2007, from Transmeta Corporation to Sujan Jain.**

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     The following exhibits are filed herewith:

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Management contract or compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRANSMETA CORPORATION

	By	/s/ Sujan Jain Sujan Jain
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Date: November 8, 2007		Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.33	Separation and Release Agreement and Consulting Agreement, entered June 15, 2007, between Transmeta Corporation and David R. Ditzel. **

10.34	Separation and Release Agreement entered August 14, 2007, between Transmeta Corporation and Ralph J. Harms. **

10.35	Offer of Employment as Chief Financial Officer, dated August 11, 2007, from Transmeta Corporation to Sujan Jain.**

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Management contract or compensatory arrangement.