Form 10-K
period 2007-12-31
TRANSMETA CORP
filed 2008-03-17
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(408) 919-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00001 per share	NASDAQ Global Market
Preferred Stock Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $137,140,150 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2008, 12,146,510 shares of the registrant’s common stock, $0.00001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference into Parts II and III hereof. Except with respect to information specifically incorporated by reference in this 10-K, the Proxy Statement is not deemed to be filed as part hereof.

TRANSMETA CORPORATION

FISCAL YEAR 2007 FORM 10-K

We were incorporated in California in March 1995 and reincorporated in Delaware in October 2000. Our principal executive offices are located at 2540 Mission College Boulevard, Santa Clara, California 95054, and our telephone number at that address is (408) 919-3000. Transmeta®, the Transmeta logo, Crusoe®, the Crusoe logo, Code Morphing®, LongRun®, LongRun2tm, Efficeon® and AntiVirusNXtm are trademarks of Transmeta Corporation in the United States and other countries. All other trademarks or trade names appearing in this report are the property of their respective owners.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and certain assumptions based upon information made available to us at the time of this report. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “will”, “might” and variations of these words or similar expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning anticipated trends or developments in our business and the markets in which we operate, the competitive nature and anticipated growth of those markets, our expectations for our future performance and the market acceptance of our technologies, and our future gross margins, operating expenses and need for additional capital.

Investors are cautioned that such forward-looking statements are only predictions, which may differ materially from actual results or future events. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Some of the important risk factors that may affect our business, results of operations and financial condition are set out and discussed below in the section entitled Item 1A “Risk Factors.” You should carefully consider those risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission (“SEC”), before deciding to invest in our company or to maintain or change your investment. Investors are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

Financial terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Accounting Principles Board opinion	APB Opinion
Black-Scholes-Merton valuation model	BSM model
FASB Emerging Issues Task Force issue	EITF Issue
FASB Interpretation	FIN
FASB Staff Accounting Position	FSP
Financial Accounting Standards Board	FASB
SEC Staff Accounting Bulletin	SAB
Securities and Exchange Commission	SEC

From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices, Inc.	AMD
Advanced Semiconductor Engineering	ASE
Fujitsu Limited	Fujitsu
Hewlett-Packard International Pte Inc.	HP
IBM Corporation	IBM
Intel Corporation	Intel
Microsoft Corporation	Microsoft
NEC Electronics	NEC
Seiko Epson Corporation	Epson
Sony Corporation	Sony
Toshiba Corporation	Toshiba

Item 1.	Business

General

Transmeta Corporation (“Transmeta”, the “Company” or “We”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We are presently focused on licensing to other companies our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under our LongRun2tm trademark) and our portfolio of intellectual property rights.

From our inception in 1995 through the fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. In January 2005, we put most of our microprocessor products to end-of-life status and began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies. In 2005, we also entered into strategic alliance agreements with Sony and Microsoft to leverage our microprocessor design and development capabilities by providing engineering services to those companies under contract. During 2005 and 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

In 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. During the first two quarters of 2007, we reduced our workforce by approximately 140 employees and initiated the closure of our offices in Taiwan and Japan. As a result of our operational streamlining activities in fiscal 2007, we have ceased pursuing engineering services as a separate line of business, ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products. On December 31, 2007, we entered into a settlement agreement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies.

In 2008, we will focus on developing and licensing our advanced technologies and intellectual property as our primary line of business.

Our Licensing Business

We began the commercial licensing of certain of our intellectual property and advanced computing and semiconductor technologies in 2003, and this now constitutes our core business.

We have derived most of our licensing revenue from licensing agreements relating to our proprietary LongRun2 technologies for advanced power management and transistor leakage control. Since March 2004, we have received more than $38 million in license revenues from four licenses of our LongRun2 technologies to NEC, Fujitsu, Sony and Toshiba. Those licensing agreements include deliverable-based technology transfer fees, maintenance and service fees, and subsequent royalties on products incorporating our licensed technologies. In 2007, as part of the Intel settlement agreement, we granted to Intel a license to our LongRun and LongRun2 technologies. We intend to continue our efforts to license our advanced power management technologies to other semiconductor companies.

Our LongRun2 technologies are a suite of advanced power management, leakage control and process compensation technologies that can reduce leakage power and process variations in semiconductor devices that are designed and manufactured in advanced submicron geometries. We believe that our proprietary LongRun2 technologies offer a unique and valuable solution to certain problems that result from continued process geometry scaling in the semiconductor industry. As semiconductor manufacturing geometries continue to shrink, the industry’s conventional approach to process scaling becomes increasingly complicated by two problems: increased process variation, which results in manufacturing yield loss and cost increases, and increased transistor leakage, which in turn increases power consumption in semiconductor devices. Our LongRun2 technologies address these problems by permitting post-manufacturing correction of process variation and optimal control of transistor leakage. Our LongRun2 technologies include advanced algorithms, innovative circuits, unique devices and structures, process techniques, software and manufacturing optimization methods. Advantages of our LongRun2 technologies include:

•	post-manufacturing correction of process variation

•	optimal control of transistor leakage

•	reduction of active and standby power

•	patented area-saving interconnect technology

More recently, we have also sought to license our advanced microprocessor and computing technologies and intellectual property to other companies. We currently hold more than 275 issued and pending U.S. patents covering diverse computing technologies. In 2007, as part of our settlement agreement with Intel, we granted to Intel a worldwide non-exclusive license to all of our patents and patent applications, including any patent rights later acquired by us, now existing or as may be filed during the next ten years. We are seeking to license our microprocessor technologies and patents to other companies for value, and we have recently granted some limited evaluation licenses to selected companies as a means of promoting some of our technologies for commercial licensure.

Our Services Business

We provide engineering and support services as an important element of our technology licensing business, but we discontinued pursuing engineering services as a separate line of business in 2007.

In 2005, 2006 and the first quarter of 2007, we derived substantial revenue from performing engineering services for Sony and Microsoft under contracts that we completed in the first quarter of 2007. In spite of our successful execution on our services work, the demand for such services was unpredictable and varied from quarter to quarter, and we determined that the high cost structure and low growth potential of our engineering services business was not consistent with our business model in 2007. In 2007, we restructured our operations to realign our headcount and expenses with our core business of licensing technology and intellectual property.

Our Product Business

In 2007, we restructured our operations and exited the business of selling microprocessor products. Historically, our product business focused on designing, developing and selling energy efficient x86-compatible microprocessor products, including products in both our Crusoe® and Efficeontm microprocessor families. We put most of our microprocessor products to end-of-life status in 2005, and we derived only minimal product revenue from sales of our Crusoe and Efficeon microprocessors in 2006. In June 2006, we entered into an agreement with AMD, providing for AMD to distribute, on an exclusive basis worldwide, a special version of our 90 nanometer Efficeon microprocessor designed for Microsoft’s FlexGo technology. In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we have not received any production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded an inventory write down for our remaining 90 nanometer Efficeon products as of December 31, 2006.

Manufacturing

In 2007, we reduced our workforce and effectively ceased our operations relating to manufacturing support for our microprocessor products. Historically, we used Fujitsu, a third-party manufacturer for fabrication of wafers for our 90 nanometer Efficeon products. ASE performed the testing, assembly and packaging of our 90 nanometer Efficeon products.

Customers and Concentration

We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products implementing our licensed technologies.

As of December 31, 2007, we have licensed our proprietary LongRun2 and advanced power management technologies to NEC, Fujitsu, Sony, Toshiba and Intel. In 2007, we received sample shipment royalties from NEC for products using Transmeta’s LongRun2 technologies that were sold up to September 30, 2007. We expect to recognize in the first quarter of 2008 royalty revenue from production shipments made by NEC in the fourth quarter of 2007.

In 2007, under our settlement agreement with Intel, we agreed to grant Intel a perpetual, worldwide non-exclusive license to all of our patents and patent applications, including any patent rights later acquired by us, now existing or as may be filed during the next ten years. The settlement agreement also provides for us to make a technology transfer of our now-existing LongRun and LongRun2 technologies to Intel.

In 2007, we derived services revenue from our performance of LongRun2 technology-related services for Toshiba. In addition, we completed our performance of engineering services under design services agreements with Sony and Microsoft.

In 2007, we derived $0.2 million of product revenue from our sales of previously fully-reserved microprocessor products in our Crusoe and Efficeon product lines.

For 2005, revenues from Sony, Fujitsu and HP each accounted for greater than 10% of our total revenues. For 2006, revenues from Sony, Microsoft and Toshiba each accounted for greater than 10% of our total revenues. For 2007, revenues from Sony and Toshiba each accounted for greater than 10% of our total revenues.

Competition

The development of power management and transistor leakage control technologies is an emerging field subject to rapid technological change, and our competition for the development and licensing of such technologies is unknown and could increase. Our LongRun2 technologies are highly proprietary and, though the subject of patents and patents pending, are marketed primarily as trade secrets subject to strict confidentiality protocols. Although we are not aware of any other company offering or demonstrating any comparable power management or leakage control technologies, we note that most semiconductor companies have internal efforts to reduce transistor leakage and power consumption in current and future semiconductor products. Our current and prospective licensees are larger, technologically sophisticated companies, which generally have internal efforts to develop their own technological solutions. We expect to compete against any emerging competition on the basis of several factors, including the following:

•	technical innovation;

•	performance of our technology;

•	compatibility with other semiconductor design, materials and manufacturing choices by current and prospective licensees;

•	sufficient technical personnel available to provide relevant services and technical support; and

•	reputation and branding.

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

Intellectual Property

Our success depends upon our ability to secure and maintain legal protection for the proprietary aspects of our technology and to operate without infringing the proprietary rights of others. We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Our intellectual property rights include numerous issued U.S. patents, with expiration dates ranging from 2011 to 2026. We also have a number of patent applications pending in the United States and in other countries. It is possible that no more patents will be issued from patent applications that we have filed. Our existing patents and any additional patents that may be issued may not provide sufficiently broad protection to protect our proprietary rights. We hold a number of trademarks, including Transmeta, LongRun, LongRun2, Code Morphing software, Crusoe, Efficeon, and AntiVirusNX.

Legal protections afford only limited protection for our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products or technology is difficult. Leading companies in the semiconductor industry have extensive intellectual property portfolios relating to semiconductor technology. From time to time, third parties, including these leading companies, may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. We have received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. There are currently no such third party claims that we believe to be material. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to defend against claims of infringement or invalidity, or to determine the validity and scope of the proprietary rights of others

In October 2006, we filed a lawsuit against Intel in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charged Intel with infringing 11 Transmeta patents by making and selling a variety of microprocessor products, and requested an injunction against Intel’s sales of infringing products as well as monetary damages. Intel filed its answer in January 2007, denying infringement of any of the Transmeta patents and asserting that all of our patents in suit are invalid and unenforceable for inequitable conduct. Intel’s answer also included counterclaims alleging that we infringed seven Intel patents by making and selling our Crusoe and Efficeon family of processors. Intel requested an injunction against our sales of infringing products as well as monetary damages. In February 2007, we filed our reply to Intel’s counterclaims, denying infringement of any of the Intel patents and contending that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. Intel also filed requests with the Patent and Trademark Office (PTO) for reexamination of all 11 of our patents in suit. In October 2007, we entered into and announced a binding term sheet with Intel to settle all claims between Transmeta and Intel. On December 31, 2007, we and Intel entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement to effectuate that settlement. The settlement, release and license agreement provides for Intel to make an initial $150 million payment to us within 30 days of December 31, 2007, as well as annual payments of $20 million on January 31 of each of the next five years, 2009 through 2013, for total payments of $250 million. The agreement grants Intel a perpetual non-exclusive license to all of our patents and patent applications, including any patent rights later acquired by us, now existing or as may be filed during the next ten years. We also agreed to transfer technology and to grant to Intel a non-exclusive license to our LongRun and LongRun2 technologies and future improvements. Intel granted us a covenant not to sue us for development and licensing to third parties of our LongRun and LongRun2 technologies. Finally, we agreed to dismiss our patent litigation with prejudice and for a mutual general release of all claims between the parties, with each party to bear its own costs. On January 28, 2008, Intel made and we received the initial payment of $150 million. On January 31, 2008, we and Intel jointly filed a stipulation of dismissal with the United States District Court in Delaware dismissing this case with prejudice.

Employees

At December 31, 2007, we employed 35 people in the United States. Of these employees, 24 were engaged in research and development and 11 were engaged in sales, general and administrative functions. We believe that our employee relations are good. None of our employees is subject to any collective bargaining agreements. We believe that our future success depends in part upon our continued ability to retain and hire qualified personnel.

Available Information

We make available free of charge on or through our Internet address located at www.transmeta.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request.

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

We have a history of losses, and we must successfully execute our current business plan if we are to sustain our operations.

For the fiscal years ended December 31, 2007 and 2006, we had negative cash flows from our operations of $43.5 million and $19.9 million, respectively. Except for the second, third, and fourth quarters of fiscal 2005, we have historically reported negative cash flows from operations, because the gross profit, if any, generated from our operations has not been sufficient to cover our operating cash requirements. Since our inception, we have incurred a cumulative loss aggregating $742.2 million, which includes net losses of $63.2 million for fiscal 2007 (excluding $3.6 million deemed dividend for beneficial conversion feature of preferred stock), $23.5 million in fiscal 2006, $6.2 million in fiscal 2005, $106.8 million in fiscal 2004, and $87.6 million in fiscal 2003. The cumulative net losses since inception have reduced stockholders’ equity to $1.6 million at December 31, 2007.

In 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. As a result of our operational streamlining activities, we have ceased to pursue engineering services as a separate line of business, ceased our operations relating to microprocessor production support, and exited the business of selling microprocessor products. We will focus on our primary line of business in developing and licensing our advanced technologies and intellectual property in 2008.

We substantially restructured our operations and changed our business plan in 2007, and we might fail to operate successfully under our current business plan.

In 2007, we substantially restructured our operations and reduced our workforce to focus on our core business of developing and licensing intellectual property and technology. We might not succeed in operating under our business plan for many reasons. These reasons include the risks that we might not be able to continue developing viable technologies, achieve market acceptance for our technologies, earn adequate revenues from our licensing business, or achieve profitability. Employee concern about such risks or the effect of our restructuring plan on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our current business plan, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development.

We might lose key technical or management personnel, on whose knowledge, leadership and technical expertise we rely. Such losses could prevent us from operating successfully under our current business plan.

Our success under our current business plan depends heavily upon the contributions of our key technical and management personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have developed specialized knowledge and skills relating to our technologies and business. Our restructuring plan resulted in substantial headcount reductions in 2007, and employee concern about the future of the business and their continued prospects for employment may cause our employees to seek employment elsewhere, depriving us of the human and intellectual capital we need to be successful. We have also had substantial turnover in our management team during 2007, including the February 2007 appointment of Lester M. Crudele as our president and chief executive officer, the August 2007 appointment of Sujan Jain as our chief financial officer, the December 2007 appointment of Daniel L. Hillman as our vice president of engineering, and the separation of several former officers from Transmeta during the first half of 2007. All of our executive officers and key personnel are employees at will. We have no individual employment contracts and do not maintain key person insurance on any of our personnel. We might not be able to execute on our business model if we were to lose the services of any of our key personnel. If any of these individuals were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

Our recent restructuring and the evolution of our business could place significant strain on our management systems, infrastructure and other resources, and our business may not succeed if we fail to manage such changes effectively.

Our ability to succeed under our current business plan after restructuring our operations in 2007 requires effective planning and management process. Changes in our business plans could place significant strain on our management systems, infrastructure and other resources. In addition, we expect that we will continue to improve our financial and managerial controls and procedures. If we fail to manage these processes and resources effectively, our employee-related costs and employee turnover could increase and our business may not succeed.

Our current business plan depends on increasing our LongRun2 licensing revenue, and we might be unsuccessful in our efforts to license our LongRun2 technology to other parties.

Our licensing business depends on our successful attraction of new licensees. Our ability to enter into new LongRun2 licensing agreements depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by licensees. While we anticipate that we will continue our efforts to license our technology to licensees, we cannot predict the timing or the extent of any future licensing revenue, and past levels of license revenues may not be indicative of future periods.

We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies, and we might be unsuccessful in our efforts to generate royalty revenue.

We have earned only limited royalties from one of our LongRun2 licensees, and we have not yet earned nor received any royalties from any of our other LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees’ incorporating our technology into their manufacturing and products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:

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

Because we do not control the business practices of our licensees and their customers, we have little influence or information regarding the extent to which our licensees promote or use our technology.

We face intense competition in the development of advanced technologies. Our customers and competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively.

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

We might be unable to keep pace with technological change in our industry, and our technology offerings might not be competitive.

The semiconductor industry is characterized by rapid technological change. Our technology offerings may not be competitive if we fail to develop and introduce new technology or technology enhancements that meet evolving customer demands. It may be difficult or costly for us, or we may not be able, to enhance existing technologies to fully meet customer demands, particularly in view of our recent restructuring of our operations.

We might experience payment disputes for amounts owed to us under our LongRun2 licensing agreements, and such a dispute may harm our business results.

The standard terms of our LongRun2 license agreements require our licensees to document the royalties owed to us from the sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our licensees. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenues than we are entitled to under the terms of our license agreements. The result of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to previously reported royalty revenues. Such adjustments would be recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits or dispute resolutions may harm our business results and cause our stock price to decline. Royalty audits may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

We might experience payment disputes for amounts owed to us under our settlement agreement with Intel, and such a dispute may harm our financial and operational outlook.

Our settlement agreement with Intel provides for Intel to make an initial $150 million payment to us as well as to make annual payments of $20 million for each of the next five years starting January 31, 2009. We received the initial $150 million payment in January 2008. If for any reason we do not receive all of the annual payments of $20 million for each of the next five years from Intel, our financial position and operational outlook would be adversely affected.

We currently derive a substantial portion of our revenue from a small number of customers and licensees, and our operating results would be adversely affected if any customer were to cancel, reduce or delay a transaction.

Our customer base is highly concentrated. For example, revenue from two customers in the aggregate accounted for 89% of total revenue during fiscal 2007. During fiscal 2006 and 2005, three customers in the aggregate accounted for 96% and 83% of total revenue, respectively. We expect that a small number of customers will continue to account for a significant portion of our revenue.

Our customers and licensees are significantly larger than we are and have bargaining power to demand changes in terms and conditions of our agreements. Changes or delays in performance under our agreements could adversely affect our operating results.

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

Our pending patent applications may not be approved, and our patents, including any patents that may issue as a result of our patent applications, may not provide us with any competitive advantage or may be challenged by third parties. For example, beginning in March 2007, several months after we brought action against Intel for infringing certain of our patents, Intel filed requests to have those of our patents in suit reexamined by the Patent and Trademark Office (“PTO”), and the PTO granted all of Intel’s requests for reexamination. Such proceedings can be expensive and time consuming, perhaps taking several years to complete, and the schedule for such proceedings is difficult to predict and could be delayed for many reasons, including the increasing popularity of such proceedings. For example, the PTO has yet to take an initial action in most of the patent reexamination proceedings requested by Intel, and the timing of such proceedings is uncertain and can be delayed by many factors, including PTO workload. Our patents might not be upheld, or their claims could be narrowed through amendment, as a result of such proceedings. For example, in three of the reexamination proceedings initiated by Intel, we have proposed to amend certain claims of our patents by adding limitations that we believe would improve those claims. Even the pendency of such proceedings may interfere with or impair our ability to enforce or license our patent rights.

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

Most of our current licensees are based in Asia, and many prospective business growth opportunities in our industry are outside of United States. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

Our operating results are difficult to predict and fluctuate significantly. A failure to meet the expectations of investors could result in a substantial decline in our stock price.

Our operating results fluctuate significantly from quarter to quarter, and we expect that our operating results will fluctuate significantly in the future as a result of one or more of the risks described in this section or as a result of numerous other factors. Additionally, a large portion of our expenses, including rent and salaries, is fixed or difficult to reduce.You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. Our stock price has declined substantially since our stock began trading publicly. If our future operating results fail to meet or exceed the expectations of investors, our stock price could be adversely affected.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Significant sales by an investor or combination of investors during a period of relatively thin trading would likely depress the stock price, at least temporarily, and increase the market’s perception of historic volatility.

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

In addition, the stock market generally and the market for semiconductor and other technology-related stocks in particular has experienced declines for extended periods historically, and could decline from current levels, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities litigation is often brought against a company following a period of volatility in the market price of its securities, and we have been subject to such litigation in the past. Any such lawsuits in the future will divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

If we were to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of our then-existing stockholders. For example, during third quarter of 2007 we sold preferred stock to AMD, and common stock and warrants to selected institutional investors. The exercise of such preferred rights or warrants by investors could have an adverse effect on the price of our stock.

We might need to raise additional financing, which might not be available or might be available only on terms unfavorable to us or our stockholders.

Although we believe that our existing cash and cash equivalents and short-term investment balances and cash from operations (including $150 million in cash that we received in January 2008 from Intel) will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months, it is possible that we may need to raise significant additional funds through public or private equity or debt. A variety of business contingencies could contribute to our need for funds in the future, including the need to:

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

Our business is subject to potential tax liabilities, which could change our effective tax rate.

We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure you that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material effect on our cash, income tax provision and net income in the period or periods for which that determination is made.

Additionally, a number of factors may impact our future effective tax rates including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	adjustments to deferred tax assets utilized in 2007 to reduce the tax effect of various tax returns;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits and available net operating loss carryovers;

•	changes in the valuation of any deferred tax assets and liabilities;

•	changes in share-based compensation; or

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change them. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation under SFAS No. 123(R) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the expected exercise behavior of our employees. Under applicable accounting principles, we cannot compare and adjust our expense when we learn about additional information affecting our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could affect our cost of revenues; research and development expenses; selling, general and administrative expenses; and our effective tax rate.

We may develop or identify material weaknesses in our internal control over financial reporting.

In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, that results in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. Certain of those material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We have remediated all of those material weaknesses in our system of internal control over financial reporting, but our restructuring plan effected workforce reductions in our finance personnel during the second and third quarters of 2007, and we cannot assure you that we will not in the future develop or identify material weaknesses or significant deficiencies in our internal control over financial reporting.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. As a result of our workforce reductions in fiscal years 2002, 2005 and 2007, we vacated approximately 99,539 square feet of office space in Santa Clara, California. As of December 31, 2007, approximately 57,100 square feet of vacated office space had been subleased. We are still evaluating our alternatives for office space after the current leases expire in June 2008.

During the first half of 2007, we closed our leased office space in Taiwan and Japan and, as of December 31, 2007, we no longer have any remaining obligations under these leases.

Item 3.	Legal Proceedings

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

Beginning in September 2001, the Company, certain of our directors and former officers, and certain of the underwriters for our initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with our initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against us and several of our directors and former officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, we joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although we and the individual defendants believe that the complaints are without merit and deny any liability, but because we also wished to avoid the continuing waste of management time and expense of litigation, we accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and we and the individual Transmeta defendants expect that our share of any global settlement will be fully funded by our director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on our case. We expect that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and we believe that the likelihood that we would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve any settlement in whole or part. In the event that the parties do not reach agreement on a final settlement, we and the Transmeta defendants believe that we have meritorious defenses and intend to defend any remaining action vigorously.

In October 2006, we filed a lawsuit against Intel in the United States District Court for the District of Delaware for infringement of ten of our U.S. patents covering computer architecture and power efficiency technologies. Our complaint, as amended, charged Intel with infringing 11 Transmeta patents by making and selling a variety of microprocessor products, and requested an injunction against Intel’s sales of infringing products as well as monetary damages. Intel filed its answer in January 2007, denying infringement of any of the Transmeta patents and asserting that all of our patents in suit are invalid and unenforceable for inequitable conduct. Intel’s answer also included counterclaims alleging that we infringed seven Intel patents by making and selling our Crusoe and Efficeon microprocessors. Intel requested an injunction against our sales of infringing products as well as monetary damages. In February 2007, we filed our reply to Intel’s counterclaims, denying infringement of any of the Intel patents and contending that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In October 2007, we entered into and announced a binding term sheet with Intel to settle all claims between Transmeta and Intel. On December 31, 2007, we and Intel entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement to effectuate that settlement. The settlement, release and license agreement provides for Intel to make an initial $150 million payment to us within 30 days of December 31, 2007, as well as annual payments of $20 million for each of the next five years, for total payments of $250 million. The agreement grants Intel a perpetual non-exclusive license to all of our patents and patent applications, including any patent rights later acquired by us, now existing or as may be filed during the next ten years. We also agreed to transfer technology and to grant to Intel a non-exclusive license to our LongRun and LongRun2 technologies and future improvements. Intel granted us a covenant not to sue us for development and licensing to third parties of our LongRun and LongRun2 technologies. Finally, we agreed to dismiss our patent litigation with prejudice and for a mutual general release of all claims between the parties, with each party to bear its own costs. On January 28, 2008, Intel made and we received the initial payment of $150 million. On January 31, 2008, we and Intel jointly filed a stipulation of dismissal with the United States District Court in Delaware dismissing this case with prejudice.

In July 2007, we received a letter on behalf of a putative stockholder, Vanessa Simmonds, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 against the underwriters of our November 2000 initial public offering and unidentified directors, officers and stockholders of Transmeta. On or about October 9, 2007, Simmonds filed a purported shareholder derivative action in the United States District Court for the Western District of Washington, captioned Simmonds v. Morgan Stanley, et al., Case No. C07-1636 RSM, against three of the underwriters of our initial public offering. On or about February 28, 2008, Simmonds filed an amended complaint. None of our current or former directors or officers is named as a party in the action. Transmeta is named only as a nominal defendant in the action, and Simmonds does not seek any remedy or recovery from Transmeta.

On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008, and the Court has scheduled a hearing on defendants’ demurrer for May 2, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Market on November 6, 2000 under the symbol “TMTA”. The following table shows the high and low sale prices reported on the NASDAQ Global Market for the periods indicated. The market price of our common stock has been volatile. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On February 15, 2008, the closing price of our common stock was $13.72.

	High	Low

Fiscal year ended December 31, 2006
First quarter	$43.60	$22.60
Second quarter	47.40	26.00
Third quarter	33.60	21.40
Fourth quarter	26.80	21.80
Fiscal year ended December 31, 2007
First quarter	$22.80	$11.00
Second quarter	15.20	5.60
Third quarter	20.80	5.68
Fourth quarter	15.70	4.10

Stockholders

As of February 15, 2008, we had approximately 500 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “streetname” accounts through brokers.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2008 Annual Meeting.

Company Stock Price Performance

The stock price performance graph below is required by the SEC. It shall not be deemed filed with the SEC or incorporated by reference by any general statement incorporating this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933, as amended (“Securities Act”), or under the Securities Exchange Act, except to the extent that we specifically incorporate this information by reference.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the RDG Semiconductor Composite Index over the same period. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Index and the RDG Semiconductor Composite Index on December 31, 2002, and calculates the annual return through December 31, 2007, and assumes the reinvestment of dividends, if any. The stock price performance shown in the graph below is based on historical data and does not necessarily indicate future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Transmeta Corporation, The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following table reflects selected consolidated financial information for Transmeta for the past five fiscal years. We have prepared this information using the historical audited consolidated financial statements of our company for the five years ended December 31, 2007. Such data is derived from our consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)

Consolidated Statement of Operations Data:
Total revenue	$2,480	$48,550	$72,731	$29,444	$17,315
Gross profit (loss)	789	24,344	44,399	(9,564)	991
Net income (loss)	(63,182)	(23,498)	(6,181)	(106,798)	(87,636)
Deemed dividend for beneficial conversion feature of preferred stock	(3,630)	—	—	—	—
Net income (loss) attributable to common shareholders	$(66,812)	$(23,498)	$(6,181)	$(106,798)	$(87,636)

Net income (loss) per share attributable to common shareholders — basic	$(6.33)	$(2.40)	$(0.65)	$(12.14)	$(12.55)

Net income (loss) per share attributable to common shareholders— fully diluted	$(6.33)	$(2.40)	$(0.65)	$(12.14)	$(12.55)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,575	$41,550	$56,470	$53,668	$120,765
Working capital	124,869	32,864	38,791	40,661	99,290
Total assets	259,286	56,729	79,314	89,613	171,590
Long-term liabilities, net of current portion	211,940	2,321	2,453	8,688	4,511
Total stockholders’ equity	1,601	42,683	54,952	58,000	131,418

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

Overview

Transmeta Corporation (“Transmeta”, the “Company” or “We”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Founded in 1995, we first became known for designing, developing and selling our highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. We are presently focused on licensing to other companies our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under our LongRun2tm trademark) and our portfolio of intellectual property rights.

From our inception in 1995 through the fiscal year ended December 31, 2004, our business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. In 2003, we began diversifying our business model to establish a revenue stream based upon the licensing of certain of our intellectual property and advanced computing and semiconductor technologies. In January 2005, we put most of our microprocessor products to end-of-life status and began modifying our business model to further leverage our intellectual property rights and to increase our business focus on licensing our advanced power management and other proprietary technologies. In 2005, we also entered into strategic alliance agreements with Sony and Microsoft to leverage our microprocessor design and development capabilities by providing engineering services to those companies under contract. During 2005 and 2006, we pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

In 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. During the first two quarters of 2007, we reduced our workforce by approximately 140 employees and initiated the closure of our offices in Taiwan and Japan. As a result of our operational streamlining activities in fiscal 2007, we have ceased pursuing engineering services as a separate line of business, ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products. On December 31, 2007, we entered into a settlement agreement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies.

In 2008, we will focus on developing and licensing our advanced technologies and intellectual property as our primary line of business.

2007 Results

As a result of our 2007 operations, we reported total revenue of $2.5 million, a $46.1 million decrease compared to $48.6 million in revenue for the 2006 year. Our total revenue decreased primarily due to decreases in service revenue of $34.7 million, license revenue of $9.9 million, and product revenue of $1.5 million.

As a percentage of total revenue, our overall gross margin was 31.8% in fiscal 2007, compared to 50.1% in fiscal 2006. The reduced gross margin was due primarily to fiscal 2007’s decrease in license revenues, partially offset by fiscal 2007’s decrease in impairment charges of $1.4 million.

Our product revenue decreased to $0.2 million in 2007 from $1.7 million in 2006, with gross margins of 52.1% and 81.9%, respectively. Our license revenue decreased to $0.1 million in 2007 from $10.0 million in 2006, with gross margin nearly 100% for both years. The decrease in license revenue reflects a one-time non LongRun2 technology license of $0.1 million in 2007 and $3,000 in royalties, compared with one new LongRun2 license in 2006. Our service revenues decreased to $2.2 million in 2007 from $36.9 million in 2006, with gross margins of 43.6% and 40.2%, respectively. The decrease in service revenue is primarily related to completion of Sony and Microsoft engineering service contracts in the first quarter of 2007. Our total operating expenses were $61.9 million in fiscal 2007, compared to $50.1 million of expense in fiscal 2006, an increase of $11.8 million. These consisted primarily of an $8.0 million increase in restructuring charges, $13.6 million increase in selling, general and administrative costs mostly related to Intel litigation and settlement, a decrease of $9.3 million in research and development expenses primarily related to fiscal 2007 reductions in the engineering workforce, and $0.5 million of impairment decreases.

In fiscal 2007, we incurred a net loss attributable to common shareholders of $66.8 million while generating negative cash flows from operations of $43.5 million. This compares to fiscal 2006 in which we incurred a net loss of $23.5 million and negative cash flows from operations of $19.9 million.

Our cash and cash equivalents and short-term investment balances were $18.6 million at December 31, 2007, as compared to $41.6 million at December 31, 2006.

Operating Gain on Intel Litigation Settlement

On December 31, 2007, we entered into a settlement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies. The Intel settlement agreements provide for Intel to make an initial $150 million payment to us within 30 days after December 31, 2007, as well as annual payments of $20 million each on January 31st of years 2009 to 2013, for total payments of $250 million.

We applied Accounting Principles Board Opinion No. 21 “Interest on Receivables and Payables” in recording the present value of $234.6 million for both the receivables and the deferred operating gain in fiscal 2007. The

$15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in the years 2008 to 2013.

We expect to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by us during the ten-year capture period cannot be determined. We reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore we expect to recognize the entire present value of $234.6 million as a ratable ten-year operating gain from litigation settlement of $23.46 million per year in the years 2008 through 2017.

The table below presents the expected Statement of Operations impact of the Intel settlement, which includes the recognition of operating gain from litigation settlement and interest income.

	Operating Gain	Interest Income
Years	Recognized	Recognized
	(In thousands)

2007	$—	$—
2008	23,460	5,224
2009	23,460	3,882
2010	23,460	3,008
2011	23,460	2,085
2012	23,460	1,113
2013	23,460	88
2014	23,460	—
2015	23,460	—
2016	23,460	—
2017	23,460	—

Total	$234,600	$15,400

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Years Ended December 31,
	2007	2006	2005
	(Percentages of Total Revenue)

Revenue:
Product	7%	3%	34%
License	4%	21%	27%
Service	89%	76%	39%

Total revenue	100%	100%	100%

Cost of revenue:
Product(*)	3%	1%	17%
License	0%	0%	0%
Service(*)	50%	45%	22%
Impairment charge on inventories	15%	4%	0%

Total cost of revenue	68%	50%	39%

Gross profit	32%	50%	61%

Operating expenses:
Research and development(*)	435%	41%	27%
Selling, general and administrative(*)	1415%	44%	32%
Restructuring charges, net(*)	358%	2%	3%
Amortization of patents and patent rights	276%	14%	9%
Impairment charge on long-lived and other assets	12%	2%	0%

Total operating expenses	2496%	103%	71%

Operating (loss) income	(2464)%	(53)%	(10)%
Interest income and other, net	50%	5%	2%
Interest expense	0%	0%	0%

Income (loss) before income taxes	(2414)%	(48)%	(8)%
Provision for Income taxes	133%	0%	0%

Net income (loss)	(2547)%	(48)%	(8)%
Deemed dividend for beneficial conversion feature of preferred stock	(146)%	0%	0%

Net income (loss) attributable to common shareholders	(2693)%	(48)%	(8)%

(*) Includes stock-based compensation:
Cost of product revenue	0%	0%	0%
Cost of service revenue	1%	4%	0%
Research and development	14%	3%	0%
Selling, general and administrative	52%	5%	0%
Restructuring charges, net	0%	0%	0%

Total Revenue

Revenues are generated from three types of activities: Product, License and Service. Product revenues consist of sale of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees. Total revenue, which includes product, license and service revenues are presented in the following table:

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Product	$167	$1,673	$24,636	(90.0)%	(93.2)%
License	103	10,000	19,628	(99.0)%	(49.1)%
Service	2,210	36,877	28,467	(94.0)%	29.5%

Total revenue	$2,480	$48,550	$72,731	(94.9)%	(33.2)%

Total revenue decreased by $46.1 million to $2.5 million in fiscal 2007 from $48.6 million in fiscal 2006. Total revenue decreased by $24.1 million to $48.6 million in fiscal 2006 from $72.7 million in fiscal 2005.

Product Revenues.  Product revenue declined $1.5 million to $0.2 million in fiscal 2007 from $1.7 million in fiscal 2006. The decline was primarily attributable to final production runs of our 90 nanometer Efficeon microprocessors in fiscal 2006, with modest sales of previously reserved inventory in fiscal 2007. Product revenue declined $22.9 million to $1.7 million in fiscal 2006 from $24.6 million in fiscal 2005. The decline was primarily attributable to the end-of-life status announced January 2005 for the Crusoe and 130 nanometer Efficeon product families, with final production runs in the fourth quarter of 2005. We have exited the business of selling microprocessor products and expect no product revenues in fiscal 2008.

License Revenue.  License revenue decreased $9.9 million to $0.1 million in fiscal 2007 from $10.0 million in fiscal 2006. License revenue in 2007 consisted of $0.1 million of one-time non LongRun2 technology fees and $3,000 in royalties. The fiscal 2006 license revenue of $10.0 million reflected technology transfers made to our fourth customer under a LongRun2 technology license agreement. License revenue decreased $9.6 million to $10.0 million in fiscal 2006 from $19.6 million in fiscal 2005, as fiscal 2006 had a single LongRun2 license customer and fiscal 2005 had two LongRun2 license customers.

We expect that our license revenue will vary from period to period and depends in part upon the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by our licensees.

In 2008, we expect to receive royalty revenue on production shipments from our first LongRun2 licensee. As we announced on Feb 6, 2008, we expect to recognize approximately $215,000 in royalty revenue in the first quarter of 2008 from our first licensee. Our receipt of royalties from our LongRun2 licenses depends on our licensees’ incorporating our technology into their manufacturing and products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies.

Service Revenue.  Service revenue is comprised of three sub-types: (i) maintenance and technical support services revenue; (ii) fixed fee development services revenue; and (iii) time and materials based design services revenue. Service revenues decreased by $34.7 million to $2.2 million in fiscal 2007 from $36.9 million in fiscal 2006. This decrease reflects the completion of Sony and Microsoft engineering service contracts in first quarter of 2007. Service revenues increased by $8.4 million to $36.9 million in fiscal 2006 from $28.5 million in fiscal 2005, primarily as the result of recognition of $9.8 million of fixed fee development service revenues in the first quarter of fiscal 2006. We have decided not to continue pursuing engineering services as a separate line of business, however, we intend to continue providing engineering and support services as an important element of our technology licensing business.

Customer Concentration Information

We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products containing our microprocessors. Revenues are highly concentrated among those customers each comprising more than 10% of annual revenue. For fiscal years 2007, 2006, and 2005 there were two, three and three such customers that accounted for 89%, 96% and 83% of total revenues, respectively.

Customer accounts receivable are highly concentrated among those customers each comprising more than 10% of current receivables. For the balances as of December 31, 2007 and 2006, a single customer each year accounted for almost 100% of customer receivables.

Costs of Revenue

Cost of revenue consists of cost of product revenue, cost of license and cost of service revenue.

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Product(*)	$80	$303	$12,271	(73.6)%	(97.5)%
License	—	39	71	(100.0)%	(45.1)%
Service(*)	1,247	22,062	15,990	(94.3)%	38.0%
Impairment charges on inventories	364	1,802	—	(79.8)%	n/a

Total cost of revenue	$1,691	$24,206	$28,332	(93.0)%	(14.6)%

(*) Includes stock-based compensation:
Cost of product revenue	$—	$9	$—	(100.0)%	n/a
Cost of service revenue	$19	$1,789	$—	(98.9)%	n/a

Cost of Product Revenue

The $0.2 million decrease in our cost of product revenue in fiscal 2007 versus fiscal 2006 was primarily due to cessation of our operations relating to microprocessor production support and exiting the business of selling microprocessor products in 2007. Also the product sales in both fiscal 2007 and 2006 were related to shipment of previously written-down and fully reserved Efficeon 90 nanometer inventory, resulting in gross margin for the products business of 52.1% and 81.9% for fiscal 2007 and 2006, respectively.

The $12.0 million decrease in our cost of product revenue in fiscal 2006 versus fiscal 2005 reflects the curtailment of major production that occurred with end-of-life status for certain microprocessors at the end of 2005. Gross margin for the products business was 81.9% and 50.2% for fiscal 2006 and 2005, respectively.

Cost of License Revenue

The fairly minimal cost of license revenue represents an allocation of compensation cost of engineering support from the LongRun2 group dedicated to completing the transfer of the licensing technology.

Cost of Service Revenue

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

The decrease in costs of service revenue of fiscal 2007 as compared to fiscal 2006 was $20.8 million as a result of a $15.7 million decrease in fiscal 2007 headcount related costs due to a decline in billable contractual design and engineering services and $5.1 million decrease due to a one-time occurrence of fixed fee development service costs during fiscal 2006.

The increase in cost of service revenue of fiscal 2006 as compared to fiscal 2005 was $6.1 million as a result of a first-time occurrence of $5.1 million of fiscal 2006 fixed fee development service costs and $1.8 million of stock-

based compensation applicable to headcount associated with design and engineering design revenues, partially offset by a $0.6 million decrease in fiscal 2006 headcount cost due to a decline in billable contractual design and engineering services and a first-time occurrence of $0.2 million in fiscal 2005 license related maintenance and support service cost.

Impairment charges on inventories

In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we received no production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded an $1.8 million inventory impairment for our remaining 90 nanometer Efficeon products as of December 31, 2006. In the first quarter of 2007 we received an additional $0.4 million of new raw material for the FlexGo program of Fujitsu die, which we impaired as of March 31, 2007.

Research and Development

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Research and development expenses	$10,451	$18,397	$19,609	(43.2)%	(6.2)%
Stock-based compensation	339	1,723	—	(80.3)%	n/a

Total Research and development expenses	$10,790	$20,120	$19,609	(46.4)%	2.6%

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Amount classified to costs of service and deferred costs	$1,193	$14,532	$17,737	(91.8)%	(18.1)%
Stock-based compensation for service cost of revenue	19	1,789	—	(98.9)%	n/a

Total amount classified to cost of service and deferred cost(1)	$1,212	$16,321	$17,737	(92.6)%	(8.0)%

(1)	In fiscal 2007, 2006 and 2005, we included cost directly attributable to the design and development services agreements in cost of service revenues. Prior to 2005, such cost were included in the research and development activities as the employees involved with such activities were performing research and development related activities in the prior years.

Research and development (R&D) expenses were $10.8 million for fiscal 2007 compared to $20.1 million for fiscal 2006, representing a decrease of $9.3 million. This reflects decreases of $7.3 million in R&D employee-related headcount cost, $1.6 million in engineering service cost, a $0.2 million gain from fixed asset disposals and $0.2 million in other cost reductions in fiscal 2007. Included in R&D expenses in 2007 was $0.3 million of stock-based compensation expense.

Research and development (R&D) expenses were $20.1 million for fiscal 2006 compared to $19.6 million for fiscal 2005, representing an increase of $0.5 million, as a result of $1.7 million of stock-based compensation expense applicable to R&D personnel in fiscal 2006, partially offset by a decrease of $0.9 million in R&D employee-related headcount cost and $0.3 million in hardware and software cost in fiscal 2006. Included in R&D expenses in 2006 was $1.7 million of stock-based compensation expense.

Selling, General and Administrative

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Selling, general and administrative expenses	$33,809	$19,219	$23,039	75.9%	(16.6)%
Stock-based compensation	1,284	2,253	—	(43.0)%	n/a

Total selling, general and administrative expenses	$35,093	$21,472	$23,039	63.4%	(6.8)%

Selling, general and administrative expenses increased by $13.6 million to $35.1 million in fiscal 2007 from $21.5 million in fiscal 2006. The increase in selling, general and administrative expenses was primarily due to $19.4 million increase in expenses primarily related to the Intel lawsuit including bonuses, offset by lower compensation and related employee expenses as well as lower temporary and contractual service costs due to workforce reduction in fiscal 2007. Included in the selling, general and administrative expenses in 2007 was $1.3 million of stock-based compensation expense.

Selling, general and administrative expenses decreased by $1.5 million to $21.5 million in fiscal 2006 from $23.0 million in fiscal 2005. The decrease in selling, general and administrative expenses was primarily due to lower compensation and related employee expenses as well as lower temporary and contractual service costs. Included in the selling, general and administrative expenses in 2006 was $2.3 million of stock-based compensation expense.

Restructuring Charges

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Restructuring Charges	$8,879	$876	$2,033	913.6%	(56.9)%

Restructuring charges were $8.9 million for fiscal 2007 compared to $0.9 million for fiscal 2006, representing an increase of $8.0 million, of which $7.1 million reflected cost of workforce reductions initiated in February 2007, with another $0.9 million in increased leased facility restructurings.

Restructuring charges were $0.9 million for fiscal 2006 compared to $2.0 million for fiscal 2005, representing a decrease of $1.1 million, of which $1.4 million reflected fiscal 2005 workforce reduction cost (vs. none in fiscal 2006), partially offset by a $0.3 million net increase in leased facility restructuring cost.

Accrued restructuring charges consist of the following at December 31, 2007:

	Excess	Workforce
	Facilities	Reduction	Total
	(In thousands)

Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,899	1,502	3,401
Adjustments and reversals	(1,278)	(90)	(1,368)
Cash drawdowns	(1,610)	(1,412)	(3,022)

Balance as of December 31, 2005	$4,256	$—	$4,256
Restructuring charges	551	—	551
Change in estimates	325	—	325
Cash drawdowns	(2,148)	—	(2,148)

Balance as of December 31, 2006	$2,984	$—	$2,984
Restructuring charges	1,537	7,104	8,641
Change in estimates	238	—	238
Cash drawdowns	(3,222)	(7,049)	(10,271)

Balance as of December 31, 2007	$1,537	$55	$1,592

During fiscal 2005, we recorded net restructuring charges of $2.0 million. We recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of our strategic restructuring to focus our ongoing efforts on licensing our advanced technologies and intellectual property, engaging in engineering services opportunities and continuing our product business on a modified basis. During fiscal 2005, we recorded a charge of $1.9 million related to excess facilities related to the workforce reduction in early 2005, partially offset by a net restructuring benefit of $1.3 million as we reoccupied a portion of our previously vacated and restructured facilities.

During fiscal 2006, we recorded restructuring charges and change in estimates of $0.9 million related to excess facilities.

In 2007, we streamlined and restructured our operations to focus on our core business of developing and licensing intellectual property and technology. During the first two quarters of 2007, we reduced our workforce by approximately 140 employees and initiated the closure of our offices in Taiwan and Japan. As a result of our operational streamlining activities in fiscal 2007, we have ceased pursuing engineering services as a separate line of business, ceased our operations relating to microprocessor production support and exited the business of selling microprocessor products. The restructuring charges related to workforce reduction for fiscal 2007 were $7.1 million, of which $7.0 million was paid by December 31, 2007.

In March 2007, we incurred restructuring charges relating to facilities resulting from the vacating of a portion of previously occupied building space net of cash flows associated with a new subtenant that took occupancy on April 1, 2007. During the three months ended June 2007, we incurred additional facility-related restructuring charges as a result of revisions to our estimates of common area facilities expenses, and additional building space vacated, net of incremental sublease income from new subtenants. No material restructuring activities were accrued during the six months ended December 2007. The restructuring charges related facilities for fiscal 2007 added $1.8 million to the existing $3.0 million liability, of which $3.2 million was paid by December 31, 2007.

Amortization of Patents and Patent Rights

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Amortization of patent and patent rights	$6,846	$6,846	$6,846	0.0%	0.0%

Amortization charges for fiscal 2007, 2006 and 2005 remained constant at $6.8 million. These costs relate to various patents and patent rights acquired from Seiko Epson and others during fiscal 2001. See Note 6 in the “Notes to Consolidated Financial Statements” for further discussion of our technology license agreements and patents and patent rights.

Impairment Charge on Long-Lived and Other Assets

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Impairment charge on long-lived and other assets	$302	$800	$—	(62.3)%	n/a

During first quarter of 2007, we recorded a charge of $0.3 million related to prepaid repair and maintenance fee for an end of life product. During the fourth quarter of 2006, we recorded a charge of $0.8 million related to long-lived and other assets associated with the product business and was comprised of $0.3 million for property and equipment and $0.5 million for software maintenance prepayments.

Interest Income and Other, Net

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Interest income and other, net	$1,247	$2,456	$1,421	(49.2)%	72.8%

Interest income and other, net for fiscal 2007 was $1.2 million compared to $2.5 million fiscal 2006, representing a decrease of $1.3 million. This decrease resulted primarily from cash and short-term investments balances in fiscal 2007 that averaged less than half the balances in fiscal 2006.

Interest income and other, net for fiscal 2006 was $2.5 million compared to $1.4 million fiscal 2005, representing an increase of $1.1 million, or 72.8%. This increase reflected higher average balances during fiscal 2006, as well as higher interest rates earned in fiscal 2006.

Interest Expense

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Interest expense	$—	$(98)	$(306)	(100.0)%	(68.0)%

Interest expense for fiscal 2007 was zero compared to $0.1 million for fiscal 2006, representing a decrease of $0.1 million. The decrease in interest expense is due to interest expense on accrued royalties in fiscal 2006 and no royalty accrued in fiscal 2007 for end of life products.

Interest expense for fiscal 2006 was $0.1 million compared to $0.3 million for fiscal 2005, representing a decrease of $0.2 million. The decrease in interest expense is due to an IBM note paid off at the end of 2005.

Provision for income taxes

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Provision for income taxes	$3,308	$86	$168	3746.5%	(48.8)%

The provision for income taxes for fiscal 2007 was $3.3 million compared to $0.1 million fiscal 2006, representing an increase of $3.2 million. This increase reflects tax recognition of the Intel settlement, offset primarily by utilization of net operating loss carryovers and tax credits. See Note 15 “Income taxes” for further discussion of the factors contributing to this result.

Liquidity and Capital Resources

For the fiscal years ended December 31, 2007 and 2006, we had negative cash flows from our operations of $43.5 million and $19.9 million, respectively. Since our inception, we have incurred a cumulative loss aggregating $742.2 million. The cumulative net losses since inception have reduced stockholders’ equity to $1.6 million at December 31, 2007.

At December 31, 2007, we had $18.6 million in cash, cash equivalents and short-term investments compared to $41.6 million and $56.5 million at December 31, 2006 and December 31, 2005, respectively. We believe that our existing cash and cash equivalents and short-term investment balances (including the $150 million payment received from Intel in January 2008) and cash from operations will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months.

The following table summarizes selected items from our statements of cash flows for fiscal 2006, 2005 and 2004. See the financial statements in Item 8 “Financial Statements and Supplementary Data” for complete statements of cash flows for those periods.

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
	(In thousands)

Net cash provided by (used in) operating activities	$(43,521)	$(19,933)	$5,588	118.3%	(456.7)%
Net cash provided by (used in) investing activities	27,169	(1,457)	1,917	(1964.7)%	(176.0)%
Net cash provided by financing activities	20,364	5,326	2,881	282.4%	84.9%

Increase (decrease) in cash and cash equivalents	$4,012	$(16,064)	$10,386	(125.0)%	(254.7)%

Operating activities

Net cash used in operating activities was $43.5 million for the year ended December 31, 2007, compared to $19.9 million for the year ended December 31, 2006 and net cash provided by operating activities of $5.6 million for the year ended December 31, 2005.

Net cash used in operating activities was $43.5 million in 2007. Our net loss of $63.2 million was adjusted for non-cash charges consisting primarily of $8.9 million of non-cash restructuring accruals, $6.8 million of amortization of patents and patents rights, $1.6 million of stock compensation, $0.6 million of depreciation, $0.4 million for impairment of inventories and $0.3 million for impairment of long-lived assets. These charges were partially offset by $0.2 million gain on disposal of assets. The net changes in our operating assets at December 31, 2007 compared to December 31, 2006 included primarily of decrease of $10.3 million of accrued restructuring charges related to workforce reduction and building leasehold cost, $1.3 million in advances from customers, and $1.3 million in other assets partially offset by increase of $8.6 million in accounts payable and accrued liabilities, and $3.3 million in taxes payable. The Intel settlement was booked as a $234.6 million asset increase to current and long-term receivables, offset by a $234.6 million liability increase to current and long-term deferred operating gain.

Net cash used in operating activities was $19.9 million in 2006. Our net loss of $23.5 million was adjusted for non-cash charges consisting primarily of $6.8 million of amortization of patents and patent rights, $5.8 million of stock compensation, $1.1 million of depreciation, $1.8 million and $0.8 million for impairment of inventories and long-lived assets respectively, and $0.9 million of non-cash restructuring accruals. The net changes in our operating assets at December 31, 2006 compared to December 31, 2005 included primarily of decrease of $5.9 million for advances from customers, $5.9 million for deferred income, $2.1 million of accrued restructuring, $1.4 million in accounts receivable, and $1.0 million in prepaid expenses partially offset by an increase of $1.5 million in inventories, $1.2 million in other assets, and 0.8 million in accounts payable and accrued liabilities.

The net cash provided by operating activities was $5.6 million in 2005 despite net loss of $6.2 million during the year primarily due to the impact of non-cash charges related to amortization of patents and patent rights of $6.8 million, non-cash restructuring accruals of $2.0 million and depreciation of $1.3 million. The net changes in our operating assets at December 31, 2005 compared to December 31, 2004 included primarily of decrease of $14.0 million in accounts payable and accrued liabilities, $5.1 million in inventories, $3.0 million in restructuring charges related to workforce reduction and building leasehold cost, and 0.6 million in accounts receivable, partially offset by increase of $7.3 million in advances from customers, and $5.9 million in deferred income.

Investing activities

Net cash provided by investing activities was $27.2 million for the year ended December 31, 2007 compared to net cash used in investing activities of $1.5 million for the year ended December 31, 2006 and net cash provided by investing activities of $1.9 million for the year ended December 31, 2005.

Net cash provided by investing activities was $27.2 million in fiscal 2007, primarily due to proceeds provided from the maturity of available-for-sale investments of $32.0 million, and disposal of fixed assets of $0.2 million, partially offset by purchase of available for-sale investments of $5.0 million.

Net cash used in investing activities was $1.5 million in fiscal 2006, primarily due to purchase of available for-sale investments of $28.0 million and purchase of property and equipment of $0.5 million, partially offset by proceeds provided from the maturity of available-for-sale investments of $27.0 million.

Net cash provided by investing activities was $1.9 million in fiscal 2005, primarily due to proceeds provided from the maturity of available-for-sale investments of $33.5 million, partially offset by purchase of available for-sale investments of $26.0 million, purchase of property and equipment of $0.8 million, and payments to development partner of $4.8 million.

Financing activities

Net cash provided by financing activities was $20.4 million for the year ended December 31, 2007 compared to $5.3 million for the year ended December 31, 2006 and $2.9 million for the year ended December 31, 2005.

During fiscal 2007, we received $11.6 million in net proceeds from direct placement offering of common stock and warrants, $7.0 million in net proceeds from issuance of preferred stock as well as $1.8 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans. This compared to $5.3 million and $3.2 million in net proceeds from sales of common stock under our employee stock purchase and stock option plans for fiscal years 2006 and 2005, respectively. These proceeds from stock issuances were partially offset by payments for debt and capital lease obligations of $0, $0, and $0.4 million in fiscal 2007, 2006 and 2005, respectively.

Contractual Obligations

At December 31, 2007, we had the following contractual obligations:

	Future Minimum Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 4 Years
	(In thousands)

Operating leases(1)	$2,047	$2,047	$—	$—
Unconditional contractual obligations(2)	1,467	667	800	—

Total	$3,514	$2,714	$800	$—

(1)	Operating leases include agreements of building facilities less fiscal 2008 sublease income of $339,000

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contractual obligations also include agreements for design tools and software for use in product development.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies include the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements:

•	license and related service revenue recognition;

•	operating gain on Intel litigation settlement

•	stock-based compensation

•	valuation of long-lived and intangible assets;

•	restructuring charges; and

•	income taxes.

License and Related Service Revenue Recognition.  Since technology licensing is our primary business activity, we enter into license agreements which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. We refer to the Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, when significant interpretation on these agreements is required. The appropriate accounting requires determination of whether multiple-element deliverables should be treated as separate units of accounting for revenue recognition, and if so, how the deliverable elements should share in the price allocation and when revenue should be recognized for each element. We recognize revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if we are not subject to any future performance obligation. We recognize revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered. Royalty revenue is recognized upon receipt of royalty payments from customers.

Operating Gain on Intel Litigation Settlement.  To measure the fiscal 2007 impact of the Intel litigation settlement, we applied Accounting Principles Board (APB) Opinion No. 21 “Interest on Receivables and Payables,” recording the present value of $234.6 million for both the receivables and deferred operating gain. The $15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in the years 2008 to 2013. The following table represents the breakdown of amounts recognized on our Balance Sheet as of December 31, 2007 and the rates used to determine the present value of the settlement amount.

	December 31,
	2007
Intel litigation settlement receivable and deferred operating gain	Asset	Liability
	(In thousands)

Non-interest bearing note, consisting of initial $150 million payment (Jan 2008) and 5 x $20 million (Jan 2009-Jan 2013)	$250,000	$250,000

	Face amount	Rate	Discount

LIBOR 1 mo rate	$150,000	4.70%	$600
AAA corp bond rate	100,000	5.41%	14,800
Less unamortized discount				(15,400)	(15,400)

Total Intel settlement present value as of Dec. 31, 2007				$234,600	$234,600

Other receivables, current				149,400
Other receivables, long-term				85,200

Total Intel settlement receivable, as of Dec. 31, 2007				$234,600

Deferred operating gain, current portion					23,460
Deferred operating gain, long-term					211,140

Total Intel settlement deferred operating gain, as of Dec. 31, 2007					$234,600

We expect to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by us during the ten-year capture period cannot be determined. We reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore we expect to recognize the entire present value of $234.6 million as a ratable ten-year operating gain from litigation settlement of $23.46 million per year in the years 2008 through 2017.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenue, research and development, and selling, general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options as we adopted the provision of SFAS No. 123(R) on January 1, 2006 (see Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

We utilize the BSM option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return. Historical volatility was used in estimating the fair value of our stock compensation awards and the expected life for our options was estimated based on historical trends. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards.

The BSM option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the BSM option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

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

Valuation of Long-Lived and Intangible Assets.  Our policy for the valuation and impairment of long lived assets stipulates that, at the end of each accounting period or whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we evaluate our long-lived and intangible assets for impairment. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fourth quarter of 2006, consistent with this policy, we recorded an impairment charge of $0.8 million, related to certain long-lived and other assets associated with our product sales. We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

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

Restructuring activities initiated after December 31, 2002 have been accounted for under SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. During fiscal 2005, we recorded restructuring charges of $1.4 million and $1.9 million, related to a workforce reduction and excess facilities, respectively. We also recorded a restructuring recovery of $1.3 million related to the reoccupation of certain excess facilities previously restructured. During fiscal 2006, we recorded restructuring charges of $0.9 million related to excess facilities. During fiscal 2007, we incurred additional restructuring charges of $8.9 million related to the operational streamlining activities and workforce reduction. Our worldwide workforce decreased by approximately two-thirds of the employees, with a $7.1 million severance-related charge and a further facilities-related charge of $1.8 million was incurred from vacating a portion of our occupied buildings and subletting to a new subtenant for the balance of our related lease obligation.

Income Taxes.  As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.

This process requires us to calculate various items including permanent and temporary differences between the financial accounting and tax treatment of certain income and expense items, differences between federal and state tax treatment of these items, the amount of taxable income reported to various states, foreign taxes and tax credits. The differing treatment of certain items for tax and accounting purposes results in deferred tax assets and liabilities.

We periodically evaluate the realizability of the deferred tax assets based on all available evidence, both positive and negative. Future taxable income and other factors determine how much benefit we ultimately realize from deferred tax assets. We have always provided a full valuation allowance against our deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Effective January 1, 2007 we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109),” as described in Note 15 “Income Taxes”.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2007, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 5.1%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $0.2 million decrease in our interest income. Actual results may differ materially from this sensitivity analysis. We do not use our investment portfolio for trading or other speculative purposes.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2007 (in thousands):

	2007	2008	Thereafter	Total	Fair Value

Cash equivalents	$1,326	$14,281	$—	$15,607	$15,607
Average rate	3.40%	5.20%
Short term investments	$—	$3,000	$—	$3,000	$2,968
Average rate		5.16%

Since December 31, 2007, in view of recent developments in the financial markets, we have invested our cash equivalents and short-term investments (including the initial payment of $150 million that we received from Intel on January 28, 2008) in conservative investment instruments including a portion in Treasury bills. Therefore, we expect the average interest rate earned on our cash equivalents and short-term investments to be comparatively lower in 2008 than we earned in 2007.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transmeta Corporation

We have audited the accompanying consolidated balance sheets of Transmeta Corporation and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transmeta Corporation and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 16, 2008

TRANSMETA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$15,607	$11,595
Short-term investments	2,968	29,955
Accounts receivable	163	310
Other receivables, current	149,400	—
Prepaid expenses and other current assets	2,476	2,729

Total current assets	170,614	44,589
Other receivables, long-term	85,200	—
Property and equipment, net	284	758
Patents and patent rights, net	2,388	9,234
Other assets	800	2,148

Total assets	$259,286	$56,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341	$1,467
Accrued compensation	15,351	3,245
Deferred income, net	—	15
Income taxes payable	3,306	49
Other accrued liabilities	1,028	2,966
Current portion of deferred operating gain	23,460	—
Advance from customers	—	1,320
Current portion of accrued restructuring costs	1,592	1,996
Current portion of long-term payable	667	667

Total current liabilities	45,745	11,725
Long-term deferred operating gain, net of current portion	211,140	—
Long-term accrued restructuring costs, net of current portion	—	988
Long-term payables, net of current portion	800	1,333

Total liabilities	257,685	14,046

Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts	6,966	—
paid in; Authorized shares — 5,000,000. Issued and outstanding shares — 1,000,000 (2007) and none (2006); Liquidation preference: $7.5 million (2007) and none (2006)
Common stock, $0.00001 par value, at amounts paid in;	739,268	724,229
Authorized shares — 50,000,000. Issued and outstanding shares — 12,021,388 (2007) and 9,893,820 (2006)
Treasury stock — 39,843 shares in 2007 and 2006	(2,439)	(2,439)
Accumulated other comprehensive gain (loss)	29	(66)
Accumulated deficit	(742,223)	(679,041)

Total stockholders’ equity	1,601	42,683

Total liabilities and stockholders’ equity	$259,286	$56,729

(See Notes to Consolidated Financial Statements)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except for per share data)

Revenue:
Product	$167	$1,673	$24,636
License	103	10,000	19,628
Service	2,210	36,877	28,467

Total revenue	2,480	48,550	72,731

Cost of revenue:
Product(*)	80	303	12,271
License	—	39	71
Service(*)	1,247	22,062	15,990
Impairment charge on inventories	364	1,802	—

Total cost of revenue	1,691	24,206	28,332

Gross profit	789	24,344	44,399

Operating expenses:
Research and development(*)	10,790	20,120	19,609
Selling, general and administrative(*)	35,093	21,472	23,039
Restructuring charges, net(*)	8,879	876	2,033
Amortization of patents and patent rights	6,846	6,846	6,846
Impairment charge on long-lived assets and other assets	302	800	—

Total operating expenses	61,910	50,114	51,527

Operating loss	(61,121)	(25,770)	(7,128)
Interest income and other, net	1,247	2,456	1,421
Interest expense	—	(98)	(306)

Income (loss) before income taxes	(59,874)	(23,412)	(6,013)
Provision for income taxes	3,308	86	168

Net income (loss)	(63,182)	(23,498)	(6,181)
Deemed dividend for beneficial conversion feature of preferred stock	(3,630)	—	—

Net income (loss) attributable to common shareholders	$(66,812)	$(23,498)	$(6,181)

Net income (loss) per share attributable to common shareholders — basic	$(6.33)	$(2.40)	$(0.65)

Net income (loss) per share attributable to common shareholders — fully diluted	$(6.33)	$(2.40)	$(0.65)

Weighted average shares outstanding — basic	10,559	9,792	9,520

Weighted average shares outstanding — diluted	10,559	9,792	9,520

(*) Includes stock-based compensation:
Cost of product revenue	$—	$9	$—
Cost of service revenue	19	1,789	—
Research and development	339	1,723	—
Selling, general and administrative	1,284	2,253	—
Restructuring charges, net	—	—	(34)

(See Notes to Consolidated Financial Statements)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Preferred	Common Stock		Accumulated
	Shares of	Stock	& Warrants		Other		Total
	Common	at Amounts	at Amounts	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Paid-in	Paid-in	Stock	Income/(Loss)	Deficit	Equity
	(In thousand of dollars, except share numbers)

Balance at December 31, 2004	9,388,665	$—	$709,926	$(2,439)	$(125)	$(649,362)	$58,000
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	196,866	—	3,237	—	—	—	3,237
Variable stock compensation	—	—	(34)	—	—	—	(34)
Other comprehensive income	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	(6,181)	(6,181)

Comprehensive loss							(6,251)

Balance at December 31, 2005	9,585,531	—	713,129	(2,439)	(195)	(655,543)	54,952
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	308,289	—	5,326	—	—	—	5,326
Stock-based compensation	—	—	5,774	—	—	—	5,774
Other comprehensive income	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	(23,498)	(23,498)

Comprehensive loss							(23,369)

Balance at December 31, 2006	9,893,820	—	724,229	(2,439)	(66)	(679,041)	42,683
Issuance of 1,000,000 shares of preferred stock in private placement, net of issuance cost of $534	—	6,966	—	—	—	—	6,966
Beneficial conversion feature of preferred stock	—	—	3,630	—	—	—	3,630
Deemed dividend for preferred stock’s beneficial conversion feature	—	—	(3,630)	—	—	—	(3,630)
Issuance of common stock and warrants in direct placement offering, net of issuance cost of $1,229	2,000,000	—	11,571	—	—	—	11,571
Refund of 123.4 fractional shares due to reverse stock split	(123)	—	(1)	—	—	—	(1)
Issuance of shares of common stock to employees under option exercises and employee stock purchase plan, net of repurchases	127,691	—	1,827	—	—	—	1,827
Stock-based compensation	—	—	1,642	—	—	—	1,642
Other comprehensive income	—	—	—	—	95	—	95
Net loss	—	—	—	—	—	(63,182)	(63,182)

Comprehensive loss							(63,087)

Balance at December 31, 2007	12,021,388	$6,966	$739,268	$(2,439)	$29	$(742,223)	$1,601

(See Notes to Consolidated Financial Statements)

TRANSMETA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(63,182)	$(23,498)	$(6,181)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,642	5,774	(34)
Depreciation	557	1,050	1,299
Loss (gain) on disposal of fixed assets, net	(173)	—	65
Allowance for doubtful accounts	—	—	(9)
Amortization of patents and patent rights	6,846	6,846	6,846
Impairment charge on inventories	364	1,802	—
Impairment charge on long-lived assets and other assets	302	800	—
Non cash restructuring charges	8,879	876	2,033
Gain on debt settlement with a development partner	—	—	(200)
Changes in operating assets and liabilities:
Accounts receivable, current	147	1,376	613
Inventories	(360)	(1,537)	5,145
Prepaid expenses and other current assets	(104)	1,022	(61)
Other receivables	(234,600)	—	—
Other assets	1,348	(1,237)	—
Accounts payable and accrued liabilities	8,562	821	(14,034)
Income taxes payable	3,257	(18)	(40)
Deferred operating gain	234,600	—	—
Deferred income	(15)	(5,922)	5,908
Advances from customers	(1,320)	(5,940)	7,260
Accrued restructuring charges	(10,271)	(2,148)	(3,022)

Net cash (used in) provided by operating activities	(43,521)	(19,933)	5,588

Cash flows from investing activities:
Purchase of available-for-sale investments	(4,972)	(28,000)	(26,000)
Proceeds from sale or maturity of available-for-sale investments	32,000	27,000	33,514
Proceeds from disposal of fixed assets	189	—	—
Purchase of property and equipment	(48)	(457)	(797)
Payment to development partner	—	—	(4,800)

Net cash provided by (used in) investing activities	27,169	(1,457)	1,917

Cash flows from financing activities:
Net proceeds from direct placement offering of common stock and warrants	11,571	—	—
Net proceeds from issuance of preferred stock	6,966	—	—
Proceeds from sales of common stock under employee stock purchase and incentive option plans	1,827	5,326	3,219
Repayment of notes from stockholders	—	—	18
Repayment of debt and capital lease obligations	—	—	(356)

Net cash provided by financing activities	20,364	5,326	2,881

Increase (decrease) in cash and cash equivalents	4,012	(16,064)	10,386
Cash and cash equivalents at beginning of period	11,595	27,659	17,273

Cash and cash equivalents at end of period	$15,607	$11,595	$27,659

Supplemental disclosure of non-cash financing/investing activities during the period:
Beneficial conversion feature of preferred stock	$3,630	$—	$—
Deemed dividend for beneficial conversion feature of preferred stock	(3,630)	—	—
Software licenses included in prepaid expense acquired with current and long-term payable	—	2,000	—
Supplemental disclosure of cash paid during the period:
Cash paid for interest	$55	$4	$302
Cash paid for taxes	55	56	145

(See Notes to Consolidated Financial Statements)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

Formation and Business of the Company

Transmeta Corporation (the “Company” or “Transmeta”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Incorporated in California as Transmeta Corporation on March 3, 1995, Transmeta was reincorporated October 26, 2000 as a Delaware corporation. Transmeta first became known for designing, developing and selling its highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms. The Company is presently focused on licensing to other companies its advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under our LongRun2tm trademark) and its portfolio of intellectual property rights.

From its inception in 1995 through the fiscal year ended December 31, 2004, Transmeta’s business model was focused primarily on designing, developing and selling highly efficient x86-compatible software-based microprocessors. In 2003, the Company began diversifying its business model to establish a revenue stream based upon the licensing of certain of its intellectual property and advanced computing and semiconductor technologies. In January 2005, Transmeta put most of its microprocessor products to end-of-life status and began modifying its business model to further leverage our intellectual property rights and to increase its business focus on licensing its advanced power management and other proprietary technologies. In 2005, the Company also entered into strategic alliance agreements with Sony and Microsoft to leverage its microprocessor design and development capabilities by providing engineering services to those companies under contract. During 2005 and 2006, Transmeta pursued three lines of business: (1) licensing of intellectual property and technology, (2) engineering services, and (3) product sales.

In 2007, the Company streamlined and restructured its operations to focus on its core business of developing and licensing intellectual property and technology. During the first two quarters of 2007, the Company reduced its workforce by approximately 140 employees and initiated the closure of its offices in Taiwan and Japan. As a result of its operational streamlining activities in fiscal 2007, the Company has ceased pursuing engineering services as a separate line of business, ceased its operations relating to microprocessor production support and exited the business of selling microprocessor products. On December 31, 2007, the Company entered into a settlement agreement with Intel resolving their patent litigation and licensing to Intel its patents and its LongRun and LongRun2 technologies.

In 2008, the Company will focus on developing and licensing its advanced technologies and intellectual property as its primary line of business.

Fiscal Year

Starting with fiscal year 2005, Transmeta’s fiscal year ends on the last calendar day in December. Before fiscal year 2005, the fiscal year ended on the last Friday in December. For ease of presentation, the accompanying financial statements have all been shown as ending on December 31 and calendar quarter ends for all annual and quarterly financial statement captions.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Transmeta and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash equivalents and short-term investments are invested in highly liquid money market funds and commercial paper that are maintained with three high-quality financial institutions in the United States. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of deposit insurance provided by the federal government. To date, the Company has not experienced any losses on such deposits.

The Company performs ongoing credit evaluations of its customers, maintains an allowance for potential credit losses and does not generally require collateral.

Revenue Recognition

The Company’s primary business activity is technology licensing, whereby the Company enters into license agreements which may contain multiple elements, including technology license and support services, or non-standard terms and conditions. The Company refers to the Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, when significant interpretation on these agreements is required. The appropriate accounting requires determination of whether multiple-element deliverables should be treated as separate units of accounting for revenue recognition, and if so, how the deliverable elements should share in the price allocation and when revenue should be recognized for each element. The Company recognizes revenue from license agreements when earned, which generally occurs when agreed-upon deliverables are provided, or milestones are met and confirmed by licensees and relative fair values of multiple elements can be determined. Additionally, license, and maintenance and service revenues are recognized if collectibility is reasonably assured and if the Company is not subject to any future performance obligation. The Company recognizes revenue from maintenance agreements based on the fair value of such agreements ratably over the period in which such services are rendered. Royalty revenue is recognized upon receipt of royalty payments from customers.

The Company recognized revenue from products sold when persuasive evidence of an arrangement existed, the price was fixed or determinable, delivery had occurred and collectibility was reasonably assured. The Company generally recognized revenue for product sales upon transfer of title. Transfer of title for the majority of the Company’s customers occurred upon shipment, as those customers had terms of FOB: shipping point. For those customers that had terms other than FOB: shipping point, transfer of title generally occurred once products had been delivered to the customer or the customer’s freight forwarder. The Company accrued for estimated sales returns, and other allowances at the time of shipment. Certain of the Company’s product sales were made to distributors under agreements allowing for price protection and/or right of return on unsold products. The Company deferred recognition of revenue on these sales until the distributors sold the products. The Company also at times sold certain products with “End of Life” status to its distributors under special arrangements without price protection or return privileges for which revenue was recognized upon transfer of title, typically upon shipment.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Gain on Intel Litigation Settlement

Deferred Operating Gain.  The Company applied Accounting Principles Board Opinion No. 21 “Interest on Receivables and Payables” in recording the present value of $234.6 million for both the receivables and the deferred operating gain in fiscal 2007. The $15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in the years 2008 to 2013. See Note 10, “Litigation and asserted claims.”

The following table presents the breakout of amounts recognized on the Company’s Balance Sheet as of December 31, 2007 and the rates used to determine the present value of the settlement amount.

				December 31,
				2007
Intel litigation settlement receivable and deferred operating gain				Asset	Liability
				(In thousands)
Non-interest bearing note, consisting of
Initial $150 million payment (Jan 2008) and 5 x $20 million (Jan 2009-Jan 2013)				$250,000	$250,000

	Face amount	Rate	Discount

LIBOR 1 mo rate	$150,000	4.70%	$600
AAA corp bond rate	100,000	5.41%	14,800
Less unamortized discount				(15,400)	(15,400)

Total Intel settlement present value as of Dec. 31, 2007				$234,600	$234,600

Other receivables, current				149,400
Other receivables, long-term				85,200

Total Intel settlement receivable, as of Dec. 31, 2007				$234,600

Deferred operating gain, current portion					23,460
Deferred operating gain, long-term					211,140

Total Intel settlement deferred operating gain, as of Dec. 31, 2007					$234,600

The Company expects to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by Transmeta during the ten-year capture period cannot be determined. The Company reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore the Company expects to recognize the entire present value of $234.6 million as a ratable ten-year operating gain from litigation settlement of $23.46 million per year in the years 2008 through 2017.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the expected Statement of Operations impact of the Intel settlement, which includes the recognition of operating gain from litigation settlement and interest income.

	Operating Gain	Interest Income
Years	Recognized	Recognized
	(In thousands)

2007	$—	$—
2008	23,460	5,224
2009	23,460	3,882
2010	23,460	3,008
2011	23,460	2,085
2012	23,460	1,113
2013	23,460	88
2014	23,460	—
2015	23,460	—
2016	23,460	—
2017	23,460	—

Total	$234,600	$15,400

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

Cash Equivalents and Short-term Investments

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

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, unrestricted deposits, commercial paper, and agency discount notes. The Company had a restricted cash balance of $110,000 at December 31, 2007 and 2006 which served as collateral for the Company’s credit card program and is included in the Cash and cash equivalents balance on the Company’s consolidated balance sheet.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company also reviews our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

Fair Values of Financial Instruments

The fair values of Transmeta’s cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of those instruments.

The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Transmeta has identified one operating and reporting segment. This segment operates in four geographic regions: North America, Japan, China/Hong Kong and Taiwan. Enterprise-wide information is provided in accordance with SFAS No. 131. Information concerning the geographic breakdown of revenues and identifiable assets is set forth in Note 16, “Business Segments and Major Customers.”

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization have been provided on the straight-line method over the related asset’s estimated useful life ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the related asset’s estimated useful life or the remaining lease term. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations. Repairs and maintenance costs are charged to expense as incurred.

Valuation and Impairment of Long-Lived and Intangible Assets

Transmeta’s accounting policy related to the valuation and impairment of long-lived assets is in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with the Company’s policy, and as circumstances require, the Company evaluates its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company evaluates its assumptions and estimates on an ongoing basis. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the future cash flows the asset is considered to be impaired and the impairment charge recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Costs to develop Transmeta’s products and licenses are expensed as incurred in accordance with the SFAS 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development costs.

Foreign Currency

The Company’s functional currency is the local currency. All of the Company’s sales and substantially all of its expenses are denominated in U.S. dollars. As a result, the Company has relatively little exposure to foreign currency exchange risk. The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

Advertising Costs

All costs associated with advertising are expensed in the year incurred. The Company currently does not incur any advertising costs.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in Transmeta’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Effective January 1, 2007, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes”. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 15, “Income Taxes”, for additional information regarding the adoption of FIN 48.

Computation of Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, convertible preferred stock, warrants and employee stock purchases. The dilutive effect of the convertible preferred stock is calculated under the if-converted method, giving income recognition for the add-back of the deemed dividend for the beneficial conversion feature at issuance of the preferred stock. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly,

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Upon adoption of SFAS 123(R), the Company uses the BSM model for share-based awards granted beginning in fiscal 2006 which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Periods prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the twelve months ended December 31, 2005 for options granted to employees with a market value greater than the exercise price of the underlying common stock on the date of grant.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma information for year ended December 31, 2005 was as follows (in thousands, except per share data):

2005

Net loss, as reported	$(6,181)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	(34)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(11,566)

Pro-forma net loss	$(17,781)

Basic and diluted net loss per share — as reported	$(0.65)

Basic and diluted net loss per share — pro forma	$(1.87)

Adoption of SFAS No. 123(R)

The Company adopted SFAS 123(R) using the modified prospective application, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchase grants under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$2,341	$4,702
Employee stock purchase plan	(699)	1,072

Total stock-based compensation	1,642	5,774
Tax effect on stock-based compensation	—	—

Net effect of stock-based compensation on net income (loss)	$1,642	$5,774

Effect on earnings per share attributable to common shareholders:
Basic	$(0.16)	$(0.59)

Diluted	$(0.16)	$(0.59)

Stock options:  The total intrinsic value of options exercised was $0.1 million, $2.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock on the date of exercise less the cash received from the employees to exercise the options.

The total cash received from employees as a result of employee stock option exercises was $0.6 million, $3.5 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

There were no tax benefits realized as a result of employee stock option exercises and stock purchase plan purchases for the years ended December 31, 2007 and 2006 calculated in accordance with SFAS No. 123 (R) and no tax benefits for the year ended December 31, 2005, respectively, calculated in accordance with APB No. 25. In

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Employee Stock Purchase Plan (“ESPP”):  During the year ended December 31, 2007, Transmeta recorded a credit to stock-based compensation related to ESPP of $0.7 million. During the year ended December 31, 2006, Transmeta recorded stock-based compensation related to ESPP of $1.1 million. Compensation expense in connection with ESPP for the years ended December 31, 2007 and 2006 includes a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the 2000 Employee Stock Purchase Plan (“2000 Purchase Plan”), if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the years ended December 31, 2007 and 2006, the Company recorded modification charges of $0.1 million and zero, respectively, related to the 2000 Purchase Plan which is included in the table above under the caption “Employee stock purchase plan.”

Valuation Assumptions

Transmeta estimates the fair value of stock options using the BSM model. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS No. 123. The BSM model determines the fair value of stock-based compensation and is affected by Transmeta’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Transmeta’s results of operations could be materially impacted.

The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Years Ended December 31,
Employee Stock Option Plans	2007	2006	2005

Risk-free interest rate	3.4% to 4.7%	4.6% to 5.0%	3.6% to 4.4%
Expected life in years	3.33	3.41	2.8
Expected dividend yield	0%	0%	0%
Expected stock price volatility	107%	99%	94%
Weighted-average fair value of stock options granted	$9.40	$19.60	$10.40

	Years Ended December 31,
Employee Stock Purchase Plan (ESPP)	2007	2006	2005

Risk-free interest rate	5.1%	4.6% to 4.8%	2.9% to 4.3%
Expected life in years	1.25	1.25	0.05
Expected dividend yield	0%	0%	0%
Expected stock price volatility	78%	89%	94%
Weighted-average fair value of purchase rights granted under the purchase plan	$14.60	$13.40	$8.20

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), forfeitures were accounted for upon occurrence.

Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 15.5% to 16.2% and 10.9% to 13.4% for its employees and directors and officers options, respectively. The Company also uses a range of 20% to 67% forfeiture rates for its Employee Stock Purchases for the year ended December 31, 2007. Accordingly, as of December 31, 2007, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $5.0 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $13.4 million after estimated forfeitures and will be recognized over weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. As of December 31, 2007 the unamortized compensation expense for the ESPP was $135,000 and will be recognized over a period of approximately 0.8 years.

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

All references in this Form 10-K to earnings per share, the number of common shares, contingent warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingency when it is probable that a liability has been incurred and the Company can reasonably estimate the amount of loss. The Company regularly assesses current information available to determine whether changes in such accruals are required.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have had no impact on previously reported net loss or working capital.

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

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 is an interpretation of FASB Statement of Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 15 “Income Taxes.”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it provides uniform concepts and disclosures for use in other accounting pronouncements that require or permit fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items with recurring (at least annual) fair value recognition or disclosure in the financial statements. For Transmeta, this delayed date will be January 1, 2009. However, there is still an effective date for Transmeta of January 1, 2008 for the measurement and disclosure requirements related to financial assets and financial liabilities.. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on our consolidated financial position and results of operations. Transmeta is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations when it is applied to non-financial assets and non-financial liabilities at the start of fiscal 2009.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 is effective for Transmeta beginning on January 1, 2008. Transmeta is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), the acquiring entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Additionally, non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date. SFAS No. 141(R) further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, that restructuring costs generally be expensed in periods subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally be recorded as income tax expense. In addition, acquired in-process research and development (IPR&D) will be capitalized as an intangible asset and amortized over its estimated useful life. Transmeta’s adoption of SFAS No. 141(R) will prospectively change its accounting treatment for any business combinations effected starting January 1, 2009. Earlier adoption is prohibited

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. As of December 31, 2007, Transmeta did not have any minority interests, so it anticipates no impact from adopting SFAS No. 160. Transmeta’s adoption of SFAS No. 141(R) will prospectively change its accounting treatment for any non-controlling interests acquired starting January 1, 2009. Earlier adoption is prohibited.

3.	Financial Statement Components

Short-Term Investments

All short-term investments as of December 31, 2007 and 2006 were classified as available-for-sale securities and consisted of the following:

			Unrealized
	Fair Value	Book Value	Gain/(Loss)
	(In thousands)

As of December 31, 2007
Federal agency discount notes	$—	$—	$—
Commercial paper	2,968	2,972	(4)

Total short term investments	$2,968	$2,972	$(4)

As of December 31, 2006
Federal agency discount notes	$15,955	$16,000	$(45)
Commercial paper	14,000	14,000	—

Total short term investments	$29,955	$30,000	$(45)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity:

			Unrealized
	Fair Value	Book Value	Gain/(Loss)
	(In thousands)

As of December 31, 2007
Amounts maturing within one year	$2,968	$2,972	$(4)
Amounts maturing after one year, within five years	—	—	—

Total short term investments	$2,968	$2,972	$(4)

As of December 31, 2006
Amounts maturing within one year	$23,963	$24,000	$(37)
Amounts maturing after one year, within five years	5,992	6,000	(8)

Total short term investments	$29,955	$30,000	$(45)

To date, there has been no impairment charges on its available-for-sale securities related to other-than-temporary declines in market value.

The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of increases in interest rates after purchase. The Company has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2007 and 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and its ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

All of the total gross unrealized losses of approximately $4,000 as of December 31, 2007 relate to securities with a fair value of $3.0 million that have been in a loss position for less than twelve months.

Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Property and equipment, net
Leasehold improvements	$2,325	$2,076
Computer equipment	3,519	4,183
Furniture and fixtures	395	677
Computer software	775	1,858

	7,014	8,794
Less accumulated depreciation and amortization	(6,730)	(8,036)

Total	$284	$758

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $1.1 million and $1.3 million, respectively. In fiscal 2006, Transmeta recorded an impairment charge of $0.3 million related to property and equipment. See Note 8 “Impairment Charges” for further discussion.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities

Other accrued liabilities consisted of:

	December 31,	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities
Accrued audit	$152	$847
Deferred rent	46	407
Accrued insurance	—	546
Other	830	1,166

	$1,028	$2,966

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net loss	$(63,182)	$(23,498)	$(6,181)
Net change in unrealized gain (loss) on investments	41	144	(15)
Net change in foreign currency translation adjustments	54	(15)	(55)

Net comprehensive loss	$(63,087)	$(23,369)	$(6,251)

The components of accumulated other comprehensive income (loss), net of taxes as of December 31, 2007 and December 31, 2006, respectively, is as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Net unrealized loss on investments	$(4)	$(45)
Cumulative foreign currency translation adjustments	33	(21)

Accumulated other comprehensive income (loss)	$29	$(66)

Advances from Customers

As of December 31, 2007 and 2006, the Company had received zero and $1.3 million, respectively, of cash advances from two customers for design and development services. These cash advances were applied against revenues at the time the revenues were recognized.

Accounts receivable and deferred operating gain from Intel litigation settlement

As described above in Note 2 “Summary of Significant Accounting Policies” under the caption “Operating Gain on Intel Litigation Settlement,” for fiscal 2007 there is balance sheet recognition of the Intel agreement, using the $234.6 million present value of the initial payment of $150 million plus the 2009 through 2013 payments of $20 million. The Company expects to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by Transmeta during the ten-year capture period cannot be determined. The Company reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements cannot be determined. Therefore the Company expects to recognize the entire present value of $234.6 million as a ratable ten-year operating gain from litigation settlement of $23.46 million per year in the years 2008 through 2017.

The balance sheet presentation will recognize the present value of payments due beyond one year as long-term receivables and the operating gain recognizable beyond one year as long-term deferred operating gain.

The $15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in the years 2008 to 2013.

The table below presents the roll forward of the Intel settlements receivable based on the initial present value, plus effective-interest method accretion, and less the scheduled cash receipts.

	Plus:	Less:	Other Receivables
	Interest	Cash	Ending		Long
Years	Income	Receipts	Balance	Current	Term
	(In thousands)

2007	—	—	$234,600	$149,400	$85,200
2008	$5,224	$150,000	89,824	19,192	70,632
2009	3,882	20,000	73,706	19,192	54,514
2010	3,008	20,000	56,714	19,192	37,522
2011	2,085	20,000	38,799	19,192	19,607
2012	1,113	20,000	19,912	19,912	—
2013	88	20,000	—	—	—
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—

Total	$15,400	$250,000

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the roll forward of the Intel settlement deferred operating gain, based on the initial present value less the ratable operating gain recognition.

	Less:
	Operating	Deferred Operating Gain
	Gain	Ending		Long
Years	Recognized	Balance	Current	Term
	(In thousands)

2007	—	$234,600	$23,460	$211,140
2008	$23,460	211,140	23,460	187,680
2009	23,460	187,680	23,460	164,220
2010	23,460	164,220	23,460	140,760
2011	23,460	140,760	23,460	117,300
2012	23,460	117,300	23,460	93,840
2013	23,460	93,840	23,460	70,380
2014	23,460	70,380	23,460	46,920
2015	23,460	46,920	23,460	23,460
2016	23,460	23,460	23,460	—
2017	23,460	—	—	—

Total	$234,600

4.	Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants, convertible preferred stock and employee stock purchases. The dilutive effect of the convertible preferred stock is calculated under the if-converted method, giving income recognition for the add back of the deemed dividend for the beneficial conversion feature at issuance of the preferred stock. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share amounts)

Numerator
Net loss attributable to common shareholders, as reported	$(66,812)	$(23,498)	$(6,181)

Denominator:
Weighted average shares used to compute basic net loss per share attributable to common shareholders	10,559	9,792	9,520
Dilutive potential shares	—	—	—

Shares used to compute diluted net loss per share	10,559	9,792	9,520

Basic net loss per share attributable to common shareholders	$(6.33)	$(2.40)	$(0.65)

Diluted net loss per share attributable to common shareholders	$(6.33)	$(2.40)	$(0.65)

For the calculation of diluted net loss per share for fiscal years 2007, 2006 and 2005, the Company has excluded all outstanding stock options, warrants, and convertible preferred stock because these securities are anti-dilutive for any year reporting a net loss. Options, warrants, and convertible preferred stock to purchase approximately 3.6 million, 1.9 million and 2.0 million shares of common stock at the fiscal year ends of 2007, 2006 and 2005, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

5.  Technology License Agreements

In December 1997, Transmeta entered into a technology license agreement with IBM, which was amended in 1999 and again in 2000. The term of the original agreement was five years. In the first amendment, in November 1999, IBM relinquished certain of the worldwide license rights previously obtained in exchange for commitments by Transmeta. These commitments included payments of $33.0 million to IBM in various installments.

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

Although the asset was impaired, the associated liability remains on the balance sheet. The liability was accreted to its future value using the effective interest method at a rate of approximately 15% per annum and the accretion expense was recorded as part of amortization of deferred charges, patents and patent rights. Accretion expense for these payments was zero for fiscal 2007, 2006 and 2005. During 2001, Transmeta fulfilled its obligation to pay IBM the $4.0 million payment due on or before December 15, 2001 by negotiating a $3.5 million payment in June 2001. A scheduled payment of $7.0 million and $6.0 million was made to IBM in December 2003 and 2002, respectively, in accordance with the terms of the agreement. Under the terms of a re-negotiation of payment terms made in October 2004, the Company made a $4.0 million payment to IBM in December 2004. The Company further re-negotiated the contract payment obligation with IBM in December 2004 by making an additional $7.0 million payment in December 2004 and deferred the remaining balance and related interest payments until June 30, 2006. In December 2005, the Company re-negotiated the contract payment obligation with IBM by making a payment of $4.8 million in exchange for the remaining debt balance. As a result of this early payment, the Company recorded a $0.2 million gain in early debt extinguishment in interest and other income, net.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Patents and Patent Rights

Patents and patent rights, net, consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Patents and patent rights	$47,920	$47,920
Less: accumulated amortization	(45,532)	(38,686)

Patents and patent rights, net	$2,388	$9,234

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

Additional patents and patent rights for microprocessor technology were acquired from another third party in February 2001. In exchange for the acquired patents and patent rights, Transmeta agreed to pay a combination of $7.0 million cash and shares of the Company’s common stock valued at $3.0 million over a three year period. The Company recorded total consideration of $9.7 million consisting of the net present value of cash payments of $6.7 million and $3.0 million of Transmeta common stock. The Company paid $1.5 million, $1.5 million and $4.0 million in cash in February 2003, 2002 and 2001, respectively. The Company issued 796,178 shares, 340,483 shares and 31,719 shares of the Company’s unregistered common stock in February 2003, 2002 and 2001, respectively. Each issuance had a market value of $1.0 million calculated in accordance with the terms of the agreement. As of December 31, 2007, the Company has no further commitments for these patents and patent rights.

Patents and patent rights are amortized on a straight-line basis over their expected life of seven years. The Company believes that a seven-year amortization period continues to be appropriate and consistent with the Company’s increased focus on the licensing of intellectual property under its modified business model. Amortization expense of $6.8 million was recorded in each of fiscal 2007, 2006 and 2005 related to patents and patent rights. Future amortization expense related to patents and patent rights is as follows:

(In thousands)

Years ending December 31,
2008	$2,388
2009	—

Total future amortization	$2,388

7.	Restructuring Charges

During fiscal 2005, the Company recorded restructuring charges of $2.0 million. The Company recorded termination and severance charges of $1.5 million related to a workforce reduction during the first six months of 2005 as a result of its strategic restructuring to focus the Company’s ongoing efforts on licensing our advanced

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies and intellectual property, engaging in engineering services opportunities and continuing its product business on a modified basis. During fiscal 2005, the Company recorded a charge of $1.9 million related to excess facilities and $1.5 million related to the workforce reduction in early 2005, partially offset by a net restructuring benefit of $1.3 million as the Company reoccupied a portion of its previously vacated and restructured facilities.

During fiscal 2006, the Company recorded restructuring charges of $0.9 million related to excess facilities. The Company recorded total 2006 lost rent of $0.4 million and change of estimates of $0.3 million.

During fiscal 2007, the Company recorded restructuring charges of $8.9 million. The Company recorded termination and severance charges of $7.1 million related to a workforce reduction during the first six months of 2007 as a result of the Company’s strategic restructuring to focus its ongoing efforts on licensing the Company’s advanced technologies and intellectual property. During fiscal 2007, the Company recorded a charge of $1.8 million related to excess facilities and $7.1 million related to the workforce reduction, partially offset by a net restructuring benefit of $0.2 million as the Company subleased some of its previously vacated and restructured facilities.

Accrued restructuring charges consisted of the following at December 31, 2007 (in thousands):

	Excess	Workforce
	Facilities	Reduction	Total

Balance as of December 31, 2004	$5,245	$—	$5,245
Restructuring charges	1,899	1,502	3,401
Adjustments and reversals	(1,278)	(90)	(1,368)
Cash drawdowns	(1,610)	(1,412)	(3,022)

Balance as of December 31, 2005	4,256	—	4,256
Restructuring charges	551	—	551
Change in estimates	325		325
Cash drawdowns	(2,148)	—	(2,148)

Balance as of December 31, 2006	2,984	—	2,984
Restructuring charges	1,537	7,104	8,641
Change in estimates	238		238
Cash drawdowns	(3,222)	(7,049)	(10,271)

Balance as of December 31, 2007	$1,537	$55	$1,592

8.	Impairment Charges

Long-Lived and Other Assets

During the first quarter of 2007, the Company recorded a charge of $0.3 million related primarily to software that was impaired because it was unrelated to the Company’s ongoing licensing business.

During the fourth quarter of 2006, the Company recorded a charge of $0.8 million related to long-lived and other assets associated with its product business, which charge comprised $0.3 million for property and equipment and $0.5 million for software maintenance prepayments.

Inventories

In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we received no production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded an $1.8 million inventory impairment for our remaining 90 nanometer Efficeon products as of

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006. In the first quarter of 2007 we received an additional $0.4 million of new raw material for the FlexGo program of Fujitsu die, which we impaired as of March 31, 2007.

9.	Commitments and Contingencies

Transmeta leases a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. As a result of Transmeta’s workforce reductions in fiscals 2002, 2005 and 2007, it vacated approximately 99,539 square feet of office space in Santa Clara, California. As of December 31, 2007, approximately 57,100 square feet of vacated office space had been subleased. Transmeta is still evaluating its alternatives for Santa Clara office space after the current leases expire in June 2008. During the first half of 2007, Transmeta closed its leased office space in Taiwan and Japan and, as of December 31, 2007, the Company no longer has any remaining obligations under those leases.

Transmeta leases its facilities and certain equipment under non-cancelable operating leases expiring through 2008. Gross operating lease and rental expenses were $5.2 million, $6.2 million and $6.2 million in fiscals 2007, 2006 and 2005, respectively. The facility leases provide for a 4% annual base rent increase. Of the total operating lease commitments of $3.5 million included in the table below, the Company has accrued $1.5 million of the liabilities as a component of accrued restructuring costs (See Note 7 “Restructuring Charges”). During fiscals 2003 and 2004, Transmeta entered into agreements that expire in 2007 and 2008 to sublease portions of its facilities that were vacated as part of the 2002 restructuring plan. Accordingly, sublease income of $574,000 $376,000 and $325,000 in fiscals 2007, 2006 and 2005, respectively, derived from such agreements was charged to the accrued restructuring charge balance. Deferred rent was approximately $46,000 and $407,000 as of December 31, 2007 and 2006, respectively.

At December 31, 2007, Transmeta’s contractual obligations were:

	Future Minimum Payments Due by Period
	Years Ended December 31,
	Total	2008	2009
	(In thousands)

Operating leases(1)	$2,047	$2,047	$—
Unconditional contractual obligations(2)	1,467	667	800

Total	$3,514	$2,714	$800

(1)	Operating leases include agreements of building facilities less fiscal 2008 sublease income of $339 thousand

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contractual obligations also include agreements for design tools and software for use in product development.

Indemnifications and warranties

In connection with its former product business, the company typically provided a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. Transmeta records a provision for estimated warranty cost upon shipment of its products. Warranty cost has been within management’s expectations to date and has not been material.

Transmeta generally sells its products and certain technology licenses with a limited indemnification of customers against intellectual property infringement claims related to the Transmeta products or technologies. The Company’s policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated and to accrue for estimated incurred but unidentified issues based on historical activity. To date, there are no such accruals or related expenses.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As permitted under Delaware law, Transmeta has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is or was serving, at Transmeta’s request, in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments that Transmeta could be required to make under these indemnification agreements is unlimited. Transmeta has a director and officer insurance policy that reduces Transmeta’s exposure and enables Transmeta to recover a portion of future amounts to be paid. To date, payments under these agreements have not been material.

10.	Litigation and Asserted Claims

The Company is subject to legal claims and litigation arising in the ordinary course of its business, such as employment or intellectual property claims, including but not limited to the matters described below. Although there are no legal claims or litigation matters pending that the Company expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows, legal claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect our results.

Beginning in September 2001, the Company, certain of its directors and former officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its directors and former officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wished to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers were part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of any global settlement will be fully funded by their director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on the Company’s case. The Company expects that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and the Company believes that the likelihood that it would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve any settlement in whole or part. In the event that the parties do not reach agreement on a final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.

In October 2006, the Company filed a lawsuit against Intel in the United States District Court for the District of Delaware for infringement of ten Transmeta U.S. patents covering computer architecture and power efficiency

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technologies. The Company’s complaint, as amended, charged Intel with infringing 11 Transmeta patents by making and selling a variety of microprocessor products, and requested an injunction against Intel’s sales of infringing products as well as monetary damages. Intel filed its answer in January 2007, denying infringement of any of the Transmeta patents and asserting that all of the Transmeta patents in suit are invalid and unenforceable for inequitable conduct. Intel’s answer also included counterclaims alleging that the Company infringed seven Intel patents by making and selling its Crusoe and Efficeon micro processors. Intel requested an injunction against the Company’s sales of infringing products as well as monetary damages. In February 2007, the Company filed its reply to Intel’s counterclaims, denying infringement of any of the Intel patents and contending that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In October 2007, the Company entered into and announced a binding term sheet with Intel to settle all claims between Transmeta and Intel. On December 31, 2007, the Company and Intel entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement to effectuate that settlement. The settlement, release and license agreement provides for Intel to make an initial $150 million payment to the Company within 30 days of December 31, 2007, as well as annual payments of $20 million for each of the next five years, for total payments of $250 million. The agreement grants Intel a perpetual non-exclusive license to all of the Company’s patents and patent applications, including any patent rights later acquired by the Company, now existing or as may be filed during the next ten years. The Company also agreed to transfer technology and to grant to Intel a non-exclusive license to the Company’s LongRun and LongRun2 technologies and future improvements. Intel granted the Company a covenant not to sue for the Company’s development and licensing to third parties of its LongRun and LongRun2 technologies. Finally, the parties agreed to dismiss the litigation with prejudice and for a mutual general release of all claims between the parties, with each party to bear its own costs. On January 28, 2008, Intel made and the Company received the initial payment of $150 million. On January 31, 2008, the Company and Intel jointly filed a stipulation of dismissal with the United States District Court in Delaware dismissing this case with prejudice.

In July 2007, the Company received a letter on behalf of a putative stockholder, Vanessa Simmonds, demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 against the underwriters of the Company’s November 2000 initial public offering and unidentified directors, officers and stockholders of the Company. On or about October 9, 2007, Simmonds filed a purported shareholder derivative action in the United States District Court for the Western District of Washington, captioned Simmonds v. Morgan Stanley, et al., Case No. C07-1636 RSM, against three of the underwriters of the Company’s initial public offering. On or about February 28, 2008, Simmonds filed an amended complaint. None of the Company’s current or former directors or officers is named as a party in the action. The Company is named only as a nominal defendant in the action, and Simmonds does not seek any remedy or recovery from the Company.

On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008, and the Court has scheduled a hearing on defendants’ demurrer for May 2, 2008.

11.	Employee Stock Option Plans

2000 Equity Incentive Plan

The 2000 Equity Incentive Plan (“the Plan”) was adopted in September 2000 and became effective November 6, 2000. The Plan serves as the successor to the 1997 Equity Incentive Plan, and authorizes the award of options, restricted stock and stock bonuses and provides for the grant of both incentive stock options (“ISO’s”) that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. The exercise price of the incentive stock options must be at least equal to the fair market

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of the common stock on the date of grant. The maximum term of the options granted is ten years. During any calendar year, no person will be eligible to receive more than 200,000 shares, or 300,000 shares in the case of a new employee.

Transmeta initially reserved 350,000 shares of common stock under the Plan. The aggregate number of shares reserved for issuance under the Plan is increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 494,691, 479,277 and 469,433 shares were added to the Plan in 2007, 2006 and 2005 respectively. In addition, the Plan allows for canceled shares from the 1995 and 1997 Equity Incentive Plans to be transferred into the 2000 Plan. As a result of this provision, 93,446, zero and zero shares were also added to the Plan in 2007, 2006 and 2005, respectively.

Non-Plan Stock Option Grants

Transmeta has from time to time granted options outside of its plans (“Non-Plan Stock Options”). Non-Plan Stock Options to purchase shares of common stock authorized and granted were 352,300 in 2000 and 125,000 in 1999. No non-plan stock options were granted in fiscal years 2007, 2006 and 2005.

Prior Equity Incentive Plans

The 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan (the “Prior Plans”) provided for the grant of ISOs to employees and the grant of non-statutory stock options to employees, directors and consultants. Options granted under the

The 1995 Equity Incentive Plan and the 1997 Equity Incentive Plan (the “Prior Plans”) provided for the grant of ISOs to employees and the grant of non-statutory stock options to employees, directors and consultants. Options granted under the Prior Plans were designated as “ISO,” or “non-statutory stock options” at the discretion of Transmeta, with exercise prices not less than the fair market value at the date of grant. Options granted under the Prior Plans generally vest 25% on the first anniversary of the vesting start date and then monthly over the next three years and expire ten years from the grant date.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Summary

The following is a summary of the Company’s stock option activity under the Plan and the Prior Plans and related information:

					Weighted
					Average
				Weighted	Remaining	Aggregate
	Shares		Weighted	Average Grant	Contractual	Intrinsic
	Available for	Number of	Average	Date Fair	Term	Value
	Grant	Shares	Exercise Price	Value	(In Years)	(In thousands)

Balance at December 31, 2004(*)	208,856	1,990,186	$48.80
Additional shares reserved	469,433	—
Options granted	(770,418)	770,418	16.00	$10.40
Options exercised	—	(30,210)	18.20
Options forfeited / canceled / expired	766,654	(774,154)	44.60

Balance at December 31, 2005(*)	674,525	1,956,240	$38.00
Additional shares reserved	479,277	—
Options granted	(391,308)	391,308	29.60	$19.60
Options exercised	—	(183,895)	19.00
Options forfeited / canceled / expired	264,619	(264,619)	38.60

Balance at December 31, 2006(*)	1,027,113	1,899,034	$38.00
Additional shares reserved	494,691	—
Options granted	(1,358,800)	1,358,800	11.91	$9.40
Options exercised	—	(43,598)	14.34
Options forfeited / canceled / expired	1,266,191	(1,316,868)	38.72

Outstanding as of December 31, 2007	1,429,195	1,897,368	$19.42		8.2	$2,377

Vested and expected to vest at December 31, 2007		1,538,175	$20.81		6.8	$2,046

Options exercisable at December 31, 2007		594,931	$32.03		3.8	$1,667

(*)	All data adjusted for 1-for-20 reverse stock split in August 2007.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options as December 31, 2007 based on the $13.66 closing stock price, the last trading day of 2007, of Transmeta’s Common Stock on the Nasdaq Global Market which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2007 was 1,344,943, of which 123,143 were exercisable.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Number of	Average
Shares Exercisable at:	Shares	Exercise Price

December 31, 2005	1,151,122	$51.60
December 31, 2006	1,216,738	$46.20
December 31, 2007	594,931	$32.03

The exercise prices for options outstanding and exercisable as of December 31, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual Term	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

As of December 31, 2007:
$00.00 - $11.00	224,500	4.65	$4.86	122,000	$—
$12.02 - $13.00	51,143	9.65	12.04	1,143	13.00
$13.36 - $13.36	1,019,300	8.41	13.36	—	—
$13.40 - $15.00	217,413	7.00	14.51	132,611	14.96
$15.80 - $43.00	227,899	5.70	28.54	182,064	28.51
$43.20 - $190.00	152,629	2.82	70.27	152,629	70.27
$223.40 - $223.40	450	3.35	223.40	450	223.40
$244.80 - $244.80	600	3.41	244.80	600	244.80
$260.20 - $260.20	3,434	3.37	260.20	3,434	260.20

Total	1,897,368	8.22	$19.42	594,931	$32.03

Accelerated vesting of Certain Stock Options

On September 27, 2005, the Company’s Board of Directors approved the accelerated vesting of certain outstanding stock options previously granted under the Company’s equity incentive plans and agreements. The decision accelerated the vesting of all unvested employee stock options granted before September 27, 2005 having exercise prices higher than $40.00 per share. The closing price of the Company’s common stock on September 27, 2005 was $27.60. The decision to accelerate the vesting of the affected options was based upon a recommendation of the Compensation Committee of the Company’s Board of Directors, which committee consists entirely of independent, non-employee directors. Stock options held by non-employee directors of the Company were not accelerated. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans, and the Company believes the decision to be in the best interest of the Company and its shareholders.

As a result of the acceleration, unvested options to purchase approximately 0.1 million shares of the Company’s common stock became fully vested and immediately exercisable. The affected stock options have exercise prices ranging from $40.40 to $79.60 per share, and a weighted average exercise price of $48.20. The affected options include options to purchase approximately 29,350 shares of the Company’s common stock held by the Company’s executive officers, having a weighted average exercise price of $46.40. This acceleration was effective as of September 27, 2005.

Par Value Stock Options

On December 17, 2007, the Company approved the issuance of two groups of grants of restricted shares to employees in the form of par value stock options to purchase Transmeta Common Stock. The first group of grants, for an aggregate of 25,100 shares, vested with respect to 100% of the shares upon Transmeta receiving its initial

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150 million payment from Intel in January 2008. The second group of grants, for an aggregate of 96,900 shares, will vest with respect to 100% of the shares on August 22, 2008. A total of 122,000 shares were granted under the two grants.

Employee Stock Purchase Plan

Transmeta effected the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of fair market value. Upon effectiveness of the Purchase Plan, the Company reserved 100,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. As a result of this provision, 98,938, 95,855, 93,887 and 83,764 shares were added to the Purchase Plan in 2007, 2006, 2005 and 2004, respectively. In May 2002, the Company’s stockholders authorized an additional 200,000 shares to be available under the Purchase Plan. As of December 31, 2007, 856,966 shares had been issued under the Purchase Plan.

The number of shares and weighted-average fair value of shares issued under the Company’s employee stock purchase plan for fiscal years 2007, 2006 and 2005 were:

	Year Ended	Year Ended	Year Ended
	2007	2006	2005

Number of shares issued	84,093	124,395	166,657
Fair value of shares issued	$14.60	$13.40	$8.20

12.	Stockholders’ Equity

At December 31, 2007, the total common stock amount at a par value of $0.00001 per share is minimal. The Company therefore reports the common stock and paid in capital amounts in total.

Common Stock Reserved for Issuance

Shares reserved for future issuance were as follows:

	As of December 31,
	2007	2006

Warrants outstanding	1,012,000	18,252
Options outstanding	1,897,368	1,899,034
Employee Stock Purchase Plan	14,849	4
Series B convertible preferred stock outstanding	713,470	—
Future option grants	1,634,558	1,194,976

Total shares reserved for issuance	5,272,245	3,112,266

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants

Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. The Company had the following warrants outstanding to purchase common stock at December 31, 2007:

		Exercise
Issuance	Number of	Price per
Date	Shares	Share	Expiration Date

April 1998	12,000	$25.00	April 2008
September 2007	1,000,000	$9.00	September 2012

Warrants outstanding	1,012,000

At the time of issuance, the warrants were valued using the BSM valuation model based on the assumptions used for stock-based awards to employees (see Note 2 “Summary of Significant Accounting Policies” under the title “Stock-Based Compensation”) except that a volatility of 0.80 was used through fiscal 2000.

Treasury Stock

In connection with the resignation of two officers in the fourth quarter of fiscal 2001, the Company purchased 39,844 mature vested shares with a market value of approximately $2.4 million held by the two officers in exchange for cancellations of a portion of shareholder notes held by the officers (see Note 11“Employee Stock Option Plans”). Mature vested shares are shares that have been both vested and outstanding for over six months. As a result of this transaction, the Company recorded $2.4 million as a contra-equity balance representing the market value of the treasury stock at the date the shares were acquired and the notes were cancelled.

Preferred Stock

The Company is authorized, subject to limitations imposed by Delaware law, to issue up to a total of 250,000 shares of preferred stock in one or more series, without stockholder approval. The Board of Directors is authorized to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences and privileges of the shares of each wholly unissued series and any of its qualifications, limitations or restrictions. The Board of Directors can also increase or decrease the number of shares of a series, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or preferred stock, having rights, preferences or privileges which are senior to the rights of the Series B Preferred Stock.

AMD has agreed to vote the Series B Preferred Stock in favor of a merger of Transmeta or a sale of all or substantially all of its assets if Transmeta becomes subject to Section 2115 of the California General Corporations Law and a majority of the then outstanding shares of Transmeta common stock votes in favor of that transaction.

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

All references in this Form 10-K to earnings per share, the number of common shares, contingent warrants, common stock equivalents, and options, and the share price have been retroactively restated to reflect the common stock split and the increase in authorized common stock.

Direct Placement Offering of Common Stock and Warrants

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain limited “Fundamental Transactions” permit the holder of a warrant to receive cash consideration in lieu of Company common stock, at the warrant holder’s option. These transactions must be a consolidation or merger (with loss of majority voting power) or sale of all or substantially all of Transmeta’s assets. Additionally, such select transactions must be for either all cash, a Rule 13-3e transaction, or for equity of a non-traded entity. In these cases, warrant holders may choose between exercise for Company common stock (as above) or receipt of cash determined by the BSM option value of the remaining term of the unexercised warrants. The BSM pricing model to be used has specific terms for average common share price, risk-free interest rate and historical price volatility.

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

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet minimum age requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 15% of their eligible earnings, subject to certain limitations. There have been no matching contributions by the Company under the Benefit Plan.

14.	Related Party Transaction

Sales to Investee

Transmeta entered into a trademark and technology licensing agreement during fiscal 2003 with Chinese 2 Linux (Holdings) Limited. In relation to this agreement, the Company became a 16.6% beneficial owner of the party with which the agreement was entered. The agreement resulted in recognition of license and service revenue of zero, zero and $330,000 during fiscal 2007, 2006 and 2005, respectively. The investments in C2L were valued at zero in the accompanying Consolidated Balance Sheets.

15.	Income Taxes

The provision for income taxes is comprised of:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current
Federal	$3,273	$—	$—
State	24	2	6
Foreign	11	84	162

Subtotal current provision	3,308	86	168

Deferred
Federal	—	—	—
State	—	—	—

Subtotal deferred provision	—	—	—

Total provision for income taxes	$3,308	$86	$168

The differences between Transmeta’s effective tax rate and the U.S. federal statutory tax rate were:

	Years Ended December 31,
	2007	2006	2005

Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	5.8%	5.6%	3.0%
Non-deductible items	(8.7)%	(7.1)%	4.0%
Foreign income not taxed at federal rate	0.0%	(0.1)%	(0.2)%
Credits	6.7%	9.6%	44.7%
NOLs not benefitted	(10.0)%	—	—
Alternative minimum tax	(5.5)%	—	—
Change in state rate	0.0%	—	—
FAS 109 true-up	(0.1)%	—	—
Change in valuation allowance	(27.7)%	(42.3)%	(88.2)%

Provision for income taxes	(5.5)%	(0.3)%	(2.7)%

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of operating losses and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Depreciation and amortization	$49,000	$58,000
Reserves and other	102,000	10,000
Credits	26,000	24,000
Net operating losses	75,000	143,000

Gross deferred tax asset	252,000	235,000
Valuation allowance	(252,000)	(235,000)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2007. The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of approximately $17 million. At December 31, 2007, the company had $219.5 million of Federal and $19.1 million of State net operating loss carryforwards available to reduce future taxable income which if not utilized will begin to expire in 2010 and 2007 for federal and state tax purposes, respectively. Approximately $16.7 million of Federal net operating losses are related to stock option deductions of which $5.3 million would be in excess of book deductions, for which a full valuation allowance has been recorded.

The Company has research credit carryforwards of approximately $13.7 million and $14.4 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely. The Company has Alternative Minimum Tax credits of approximately $3.3 million and zero million for federal and state income tax purposes, respectively. If not utilized, the credits can be carried forward indefinitely. Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U. S.

The Company believes a prior ownership change, as defined by Section 382 of the Internal Revenue Code (IRC), will limit the future realization of its net operating loss carryforwards. Based on its analysis, the Company believes Section 382 could result in the forfeiture of approximately $6.2 million of net operating loss carryforward for federal income tax purposes.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income (loss) before income taxes are:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$(59,950)	$(23,530)	$(6,078)
Foreign	76	118	65

Income (loss) before income taxes	$(59,874)	$(23,412)	$(6,013)

In July 2006, the Financial Accounting Standards Board issued Interpretation No. (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. At January 1, 2007, the cumulative unrecognized tax benefit was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits.

At December 31, 2007, the company had $8.2 million of unrecognized tax benefits of which $22,900 impacted the effective tax rate.

For years ended December 31, 2007, 2006, and 2005 no interest related to unrecognized tax benefits was recorded.

The Company is subject to taxation in the US, various state jurisdictions, and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and California tax authorities for the years ending December 31, 1995 through 2007 due to carryforward of unutilized net operating losses and research development credits.

For FIN 48 purposes, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, state, and foreign income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance as of January 1, 2007	$7,700
Additions for tax positions related to the current year	500
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$8,200

16.	Business Segments and Major Customers

The Company has determined that, in accordance with FASB No. 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment as it operates and is evaluated by management on a single segment basis- the development, licensing, marketing and sale of hardware and software technologies for the computing market.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by geographic area are categorized based on the customers billing address. The following is a summary of the Company’s net revenue by major geographic area:

	Years Ended December 31,
	2007	2006	2005

Japan	89%	98%	67%
North America	6%	1%	5%
China/Hong Kong	0%	—	17%
Taiwan	4%	—	6%
Other	1%	1%	5%

Total net revenue	100%	100%	100%

Long lived assets of $3.5 million and $12.1 million for fiscal 2007 and 2006, respectively, were located entirely within the United States.

Revenues are highly concentrated among those customers each comprising more than 10% of annual revenue. For fiscal years 2007, 2006, and 2005 there were two, three and three such customers that accounted for 89%, 96% and 83% of total revenues, respectively.

Customer accounts receivable are highly concentrated among those customers each comprising more than 10% of current receivables. For the balances as of December 31, 2007 and 2006, a single customer each year accounted for almost 100% of customer receivables.

17.	Subsequent Events

The Company’s receipt of initial payment and dismissal of lawsuit pursuant to the Intel litigation settlement

On January 28, 2008, pursuant to the Settlement, Release and License Agreement between the Company and Intel dated December 31, 2007, described above in Note 10, “Litigation and Asserted Claims,” Intel made to the Company, and the Company received, an initial payment of $150 million.

On January 31, 2008, the Company and Intel jointly filed a stipulation of dismissal with the United States District Court in Delaware dismissing with prejudice the Transmeta v. Intel litigation.

The Company’s evaluation of and response to an unsolicited expression of interest from Riley Investment Management LLC

On January 31, 2008, the Company became aware of a letter from Riley Investment Management LLC (“RIM”) expressing RIM’s interest in seeking to acquire all of the outstanding shares of the Company’s common stock not already owned by RIM or its affiliates for $15.50 per share in cash, subject to numerous conditions. On February 7, 2008, the Company announced that it had engaged Piper Jaffray & Co. to work with the Company’s Board of Directors and management team to help identify options to enhance shareholder value and to assist the Company in evaluating the indication of interest from RIM. On February 28, 2008, the Company’s Board of Directors responded to the RIM, stating that, after careful consideration, including a thorough review of the RIM proposal with the Company’s independent financial and legal advisors, Piper Jaffray & Co. and Fenwick & West LLP, the Board had determined that RIM’s $15.50 per share indication of interest is not in the best interests of Transmeta’s shareholders, and that the Board believes that RIM’s indication of interest undervalues the Company’s assets, business and opportunities.

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results of Operations (Unaudited)

The following table presents Transmeta’s unaudited quarterly statement of operations data for the four quarters of fiscal 2007 and fiscal 2006. Each quarter consists of 13 weeks. For ease of presentation, the quarterly financial statements are shown as ending on calendar quarters. The Company believes that this information has been prepared on the same basis as its audited consolidated financial statements and that all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the selected quarterly information. Transmeta’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar.31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar.31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except for per share data)

Revenue:
Product	$—	$—	$25	$142	$216	$507	$361	$589
License	102	1	—	—	—	10,000	—	—
Service	24	43	146	1,997	2,177	6,810	8,970	18,920

Total revenue	126	44	171	2,139	2,393	17,317	9,331	19,509

Cost of revenue:
Product(*)	—	—	—	80	194	9	(62)	162
License	—	—	—	—	—	39	—	—
Service(*)	11	18	80	1,138	1,473	3,913	5,795	10,881
Impairment charge on inventories	—	—	—	364	1,802	—	—	—

Total cost of revenue	11	18	80	1,582	3,469	3,961	5,733	11,043

Gross profit	115	26	91	557	(1,076)	13,356	3,598	8,466

Operating expenses:
Research and development(*)(1)	1,981	1,336	2,537	4,936	7,261	4,838	4,769	3,252
Selling, general and administrative(*)(2)	17,236	6,107	5,644	6,106	5,038	4,847	6,043	5,544
Restructuring charges, net	1	177	1,978	6,723	486	148	133	109
Amortization of patents and patent rights	1,712	1,711	1,711	1,712	1,712	1,711	1,712	1,711
Impairment charge on long-lived and other assets	—	—	8	294	800	—	—	—

Total operating expenses (gain)	20,930	9,331	11,878	19,771	15,297	11,544	12,657	10,616

Operating (loss) income	(20,815)	(9,305)	(11,787)	(19,214)	(16,373)	1,812	(9,059)	(2,150)
Interest income and other, net	138	250	350	509	625	731	592	508
Interest expense	53	(15)	(28)	(10)	(97)	(1)	0	0

Income (loss) before income taxes	(20,624)	(9,070)	(11,465)	(18,715)	(15,845)	2,542	(8,467)	(1,642)
Provision for (benefit from) income taxes(3)	3,301	3	(15)	19	56	23	2	5

Net income (loss)	(23,925)	(9,073)	(11,450)	(18,734)	(15,901)	2,519	(8,469)	(1,647)
Deemed dividend for beneficial conversion feature of preferred stock	—	(3,630)	—	—	—	—	—	—

Net income (loss) attributable to common shareholders	$(23,925)	$(12,703)	$(11,450)	$(18,734)	$(15,901)	$2,519	$(8,469)	$(1,647)

Net income (loss) per share attributable to common shareholders — basic	$(1.99)	$(1.24)	$(1.15)	$(1.88)	$(1.61)	$0.26	$(0.87)	$(0.17)

TRANSMETA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar.31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar.31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except for per share data)

Net income (loss) per share attributable to common shareholders — fully diluted	$(1.99)	$(1.24)	$(1.15)	$(1.88)	$(1.61)	$0.25	$(0.87)	$(0.17)

Weighted average shares outstanding — basic	12,021	10,236	9,997	9,961	9,879	9,832	9,786	9,668

Weighted average shares outstanding — diluted	12,021	10,236	9,997	9,961	9,879	9,990	9,786	9,668
(*) Includes stock-based compensation:
Cost of product revenue	$—	$—	$—	$—	$4	$(4)	$5	$4
Cost of service revenue	1	1	14	3	186	239	763	601
Research and development	328	(271)	364	(82)	723	339	403	258
Selling, general and administrative	343	244	315	382	533	527	739	454

(1)	Fourth quarter 2007 research and development costs included $0.2 million of Intel litigation related expenses

(2)	Fourth quarter 2007 selling, general and administrative costs included $15.1 million of Intel litigation related expenses

(3)	Fourth quarter 2007 tax provision for a fiscal year with financially-reported net loss reflects 2007 tax return recognition of Intel settlement, mitigated by NOL and tax credits utilization.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective

(b)	Management’s Report on Internal Control Over Financial Reporting

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

With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Burr, Pilger & Mayer LLP, our independent registered public accounting firm, has issued their audit report, which is included below, on our internal control over financial reporting as of December 31, 2007.

(c)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Transmeta Corporation

We have audited the internal control over financial reporting of Transmeta Corporation and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Transmeta Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transmeta Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 16, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 16, 2008

(d)	Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in internal control over financial reporting. In connection with their evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, our management did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers that applies to our chief executive officer and senior finance professionals. We have also adopted a corporate Code of Conduct that applies to our directors, officers and employees. In addition, we have adopted a Policy Regarding Accounting Complaints and Concerns. These corporate policies are posted on our company website at
http://www.transmeta.com/corporate/ir/corp_governance.html.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

See Exhibit Index immediately following the signature pages.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ Sujan Jain
Sujan Jain
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Dated: March 17, 2008

By:	/s/ Lester M. Crudele
Lester M. Crudele
Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2008

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Lester M. Crudele and Sujan Jain,, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lester M. Crudele [Principal Executive Officer] Lester M. Crudele	Chief Executive Officer	March 17, 2008

/s/ Sujan Jain [Principal Financial Officer and Duly Authorized Officer] Sujan Jain	Chief Financial Officer	March 17, 2008

/s/ Murray A. Goldman Murray A. Goldman	Director	March 15, 2008

/s/ R. Hugh Barnes R. Hugh Barnes	Director	March 17, 2008

/s/ Robert V. Dickinson Robert V. Dickinson	Director	March 15, 2008

/s/ William P. Tai William P. Tai	Director	March 17, 2008

/s/ T. Peter Thomas T. Peter Thomas	Director	March 15, 2008

/s/ Rick Timmins Rick Timmins	Director	March 15, 2008

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

3.01	Second Amended and Restated Certificate of Incorporation	10-K		3.01	03/07/2001
3.02	Restated Bylaws	S-1	333-44030
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Transmeta as filed with the Secretary of State of the State of Delaware	8-A		3.02	01/16/2002
3.04	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (par value $0.00001 per share) of Transmeta Corporation filed with the Secretary of State of Delaware on July 3, 2007.	8-K		3.1	7/9/2007
4.01	Specimen common stock certificate	S-1		4.01
4.02	Fifth Restated Investors’ Rights Agreement dated March 31, 2000, between Transmeta, certain stockholders of Transmeta and a convertible note holder named therein	S-1		4.02
4.03	Form of Piggyback Registration Rights Agreement	S-1		4.03
4.04	Rights Agreement dated January 15, 2002 between Transmeta and Mellon Investor Services LLC as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Summary of Stock Purchase Rights and as Exhibit C the Form of Rights Certificate	8-A		4.01	01/16/2002
4.05	Voting Agreement between Transmeta Corporation and Advanced Micro Devices, Inc. dated July 2, 2007.	8-K		4.1	7/9/2007
4.06	Registration Rights Agreement between Transmeta Corporation and Advanced Micro Devices, Inc. dated July 2, 2007.	8-K		4.2	7/9/2007
10.01	Form of Indemnity Agreement.**	S-1		10.01
10.02	1995 Equity Incentive Plan.**	S-1		10.02
10.03	1997 Equity Incentive Plan.**	S-1		10.03
10.04	2000 Equity Incentive Plan.**	S-8		4.06	01/18/2002
10.05	2000 Employee Stock Purchase Plan.**	S-8		4.08	05/28/2002
10.06	Lease Agreement, dated November 1, 1995, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated January 29, 1997, and Amendment No. 2, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta	S-1		10.08
10.07	Lease Agreement, dated January 29, 1997, between John Arrillaga, as trustee of John Arrillaga Family Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta, as amended by Amendment No. 1, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust (successor in interest to the Arrillaga Family Trust), Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta	S-1		10.09
10.08	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta	S-1		10.10
10.09	Lease Agreement, dated April 2, 1998, between John Arrillaga, as trustee of John Arrillaga Survivor’s Trust, Richard T. Peery, as trustee of Richard T. Peery Separate Property Trust, and Transmeta	S-1		10.11
10.10	Form of Stock Option Agreement under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.17
10.11	Form of Stock Option Agreement (for Non-Employee Directors) under Transmeta’s 2000 Equity Incentive Plan.**	S-1		10.18
10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Transmeta’s Form 10-K for the year ended December 31, 2000.**	10-K		10.18

		Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

10.17	Technology Transfer Services and Technology License Agreement, dated March 25, 2004, between Transmeta and NEC Electronics Corporation.+	10-K		10.17	3/29/2005
10.18	LongRun2 Technology License Agreement, dated November 29, 2004, between Transmeta and Fujitsu Limited.+	10-K		10.18	3/29/2005
10.19	LongRun2 Technology License Agreement, dated January 20, 2005, between Transmeta and Sony Corporation.+	10-K		10.19	3/29/2005
10.20	Design Services Agreement, dated March 29, 2005, among Transmeta Corporation, Sony Computer Entertainment, Inc. and Sony Corporation.+	10-Q		10.20	05/25/2005
10.22	Master Services Agreement and Intellectual Property Assignment, dated April 1, 2005, by and between Transmeta Corporation and Microsoft Corporation	10-Q		10.22	08/15/2005
10.23	Series of six Schedule A agreements, dated May 11, 2005, by and between Transmeta Corporation and Microsoft Corporation	10-Q		10.23	08/15/2005
10.24	Non-employee Director Compensation Plan	8-K			06/14/2005
10.26	LongRun2 Technology License Agreement, dated February 22, 2006, between Transmeta and Toshiba Corporation.	10-Q		10.26	05/10/2006
10.28	Agreement for the Purchase and Sale of Products, entered June 5, 2006, between Transmeta and Advanced Micro Devices, Inc. +	10-Q		10.28	08/09/2006
10.29	Consulting agreement between Lester M. Crudele and Transmeta Corporation dated October 31, 2006	10-Q		10.29	11/06/2006
10.30	Offer of Employment as President and Chief Executive Officer, dated January 31, 2007, from Transmeta Corporation to Lester M. Crudele.**	10-Q		10.30	05/15/2007
10.31	Separation and Release Agreement and Consulting Agreement, entered February 1, 2007, between Transmeta Corporation and Arthur L. Swift.**	10-Q		10.31	05/15/2007
10.32	Incentive Retention Agreement, entered February 27, 2007, between Transmeta Corporation and John O’Hara Horsley.**	8-K		10.32	01/04/2008
10.33	Separation and Release Agreement and Consulting Agreement, entered June 15, 2007, between Transmeta Corporation and David R. Ditzel.**	10-Q		10.33	11/08/2007
10.34	Stock Purchase Agreement between Transmeta Corporation and Advanced Micro Devices, Inc. dated July 2, 2007.	8-K		10.1	07/09/2007
10.35	Separation and Release Agreement entered August 14, 2007, between Transmeta Corporation and Ralph J. Harms.**	10-Q		10.34	11/08/2007
10.36	Offer of Employment as Chief Financial Officer, dated August 11, 2007, from Transmeta Corporation to Sujan Jain.**	10-Q		10.35	11/08/2007
10.37	Settlement Release and License Agreement between Transmeta Corporation and Intel Corporation					X
10.38	LongRun and LongRun2 Technology License Agreement between Transmeta Corporation and Intel Corporation+					X
21.01	Subsidiaries	S-1		21.01
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm					X
24.01	Power of Attorney. See Signature Page					X
31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a)					X
31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a)					X
32.01	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contract or compensatory arrangement.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Report and have been filed separately with the Securities and Exchange Commission.