Form 10-K/A
period 2007-12-31
TRANSMETA CORP
filed 2008-04-29
CIK 1001193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.00001 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $137,140,150 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2008, 12,132,410 shares of the registrant’s common stock, $.00001 par value per share, were issued and outstanding.

TRANSMETA CORPORATION

FISCAL YEAR 2007 FORM 10-K/A

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

TRANSMETA CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part II, Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, (ii) Part III, Item 10 — Directors, Executive Officers and Corporate Governance, (iii) Part III, Item 11 — Executive Compensation, (iv) Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (v) Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, and (vi) Part III, Item 14 — Principal Accountant Fees and Services. The disclosures set forth in those items in the Initially Filed Form 10-K that are amended by this Amendment No. 1 include, without limitation, responses to the items required by Part III, which were originally expected to be incorporated by reference to our definitive Proxy Statement to be delivered to our stockholders in connection with our 2008 Annual Meeting of Stockholders. Because the definitive Proxy Statement for our annual stockholders meeting will not be filed with the SEC within 120 days after our fiscal year end, such information may not be incorporated by reference and is instead included in this Amendment No. 1. In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.01, 31.02, 32.01, and 32.02.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2007, concerning securities authorized for issuance under all our equity compensation plans:

Number of securities
remaining available
			Weighted-average	for future issuance
	Number of securities		exercise price	under equity
	to be issued upon		of outstanding	compensation plans
	exercise of outstanding		options and	(excluding securities
	options and rights		rights	reflected in column (a)
	(#)		($)	(#)
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,892,868		19.02	2,045,055	(1)
Equity compensation plans not approved by security holders	4,500	(2)	190.00	205,363

Total	1,897,368		19.42	2,250,418

(1)	Includes 2,030,264 shares available for issuance under our 2000 Equity Incentive Plan, all of which may be issued as stock options, restricted stock or stock bonuses, and 14,791 shares available for issuance under our 2000 Employee Stock Purchase Plan.

(2)	Includes options to purchase 4,500 shares outstanding as of December 31, 2007 that were issued by us under non-plan options granted in 2000.

Transmeta Non-Plan Option Grants

Options granted to two individuals outside of any equity compensation plan adopted by us remained outstanding as of December 31, 2007 (“Non-Plan Options”). All of the Non-Plan Options were granted in 2000 and prior to our initial public offering in November 2000. The Non-Plan Options include (i) a Non-Plan Option held by T. Peter Thomas, a member of our Board of Directors, to purchase up to 1,500 shares of our common stock at an exercise price of $190 per share, and (ii) Non-Plan Options held by a retired former member of our Board of Directors to purchase an aggregate of 3,000 shares of our common stock at a weighted average exercise price of $190 per share. Such Non-Plan Option grants were made pursuant to the terms of a form Non-Plan Stock Option Agreement, with each such grant authorized by our Board of Directors or the Compensation Committee of our Board of Directors. The Non-Plan Option grants have not been approved by our stockholders.

All of the Non-Plan Options are non-qualified stock options and were issued with an exercise price equal to 100% of the fair market value of the corresponding shares of common stock on the date of such grant. Each of the Non-Plan Options held was fully vested as of December 31, 2007 and has a ten-year term expiring in 2010 on the anniversary its date of grant. The Non-Plan Options grant agreement provides for the payment of the exercise price by any of the following means: (1) in cash (by check); (2) by cancellation of indebtedness of Transmeta to the participant; (3) at the discretion of our Board of Directors, by surrender of shares of our common stock; (4) at the discretion of our Board of Directors, by tender of a full recourse promissory note; (5) by waiver of compensation due or accrued to the participant for services rendered; (6) through a “same day sale” commitment from the participant and a broker-dealer that is a member of the National Association of Securities Dealers (an “NASD Dealer”); or (7) through a “margin” commitment from the participant and an NASD Dealer; or (8) by any combination of the foregoing.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table presents the names, ages and positions of each of our directors and executive officers as of March 31, 2008:

Name	Age	Position

R. Hugh Barnes(1)(2)	62	Chairman of the Board
Lester M. Crudele	58	President, Chief Executive Officer and Director
Robert V. Dickinson(1)(2)(3)	66	Director
Murray A. Goldman(1)	70	Director
William P. Tai(1)(3)	45	Director
T. Peter Thomas(3)	61	Director
Rick Timmins(2)	56	Director
Daniel L. Hillman	60	Vice President of Engineering
John O’Hara Horsley	46	Executive Vice President, General Counsel and Secretary
Sujan Jain	35	Executive Vice President and Chief Financial Officer

(1)	Member of the Nominating and Corporate Governance Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

Additional biographical information for each of our directors and executive officers is presented below.

Directors

Our Board of Directors currently consists of seven directors. Our Board of Directors is divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier resignation, death or removal. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

The following biographies present information about each of our directors:

R. Hugh Barnes has served as Chairman of the Board of Directors since May 2007 and as a director of Transmeta since November 1998. Mr. Barnes also served as President and Chief Operating Officer of Transmeta from October 2001 to April 2002 and as a business advisor to Transmeta from March 1997 to November 1998. From April 1984 to January 1997, Mr. Barnes was employed at Compaq Computer Corporation, a computer manufacturer, where he held a variety of positions, most recently as Vice President and Chief Technical Officer. Mr. Barnes also serves on the boards of directors of several privately held companies. Mr. Barnes holds a B.S. in electrical engineering from Iowa State University.

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

Murray A. Goldman has served as a director of Transmeta since November 1998, as Chairman of our Board of Directors from November 1998 to May 2007 and as Chief Executive Officer from October 2001 to April 2002. Dr. Goldman served as a business advisor to Transmeta from March 1997 to November 1998. From July 1969 to January 1997, Dr. Goldman was employed at Motorola, a provider of integrated communications solutions and embedded electronic solutions, where he held a variety of positions, most recently as Executive Vice President and Assistant General Manager of the Semiconductor Products Sector. Dr. Goldman holds a B.S. in electrical engineering from the University of Pittsburgh and an M.S. and a Ph.D. in electrical engineering from New York University.

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

Daniel L. Hillman joined Transmeta in December 2007 as our Vice President of Engineering. Mr. Hillman served as Vice President of Engineering for MOSAID Technology, a licensor of semiconductor intellectual property, from October 2005 to April 2007. Mr. Hillman joined MOSAID as a result of MOSAID’s acquisition of Virtual Silicon Technology, a privately held supplier of semiconductor intellectual property, where Mr. Hillman served as Vice President of Engineering from February 2003 through its acquisition by MOSAID in October 2005. Before joining Virtual Silicon, Mr. Hillman served from April 2002 to December 2002 as Vice President of Engineering for inSilicon, a provider of communications semiconductor intellectual property, which was acquired by Synopsys in 2002. Mr. Hillman has also held various engineering management positions at Apple Computer, Synopsys and Nazomi Communications. Mr. Hillman holds a B.S.E.E. degree from Purdue University.

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

Sujan Jain joined Transmeta in August 2007 as our Chief Financial Officer and was appointed an Executive Vice President in April 2008. Mr. Jain worked from April 2004 to August 2007 at NanoAmp Solutions, Inc., a privately held provider of low-power memory solutions for the wireless and medical markets, where he most recently served as Chief Financial Officer and Secretary. From May 2002 to April 2004, Mr. Jain served as Chief Financial Officer of PhotonWorx, a privately held optical technology company. Before joining PhotonWorx, Mr. Jain held investment banking and operating roles at Lazard, J.P. Morgan Chase and Schlumberger. In addition, Mr. Jain has been an advisor to several publicly and privately held high-tech companies and has been an Entrepreneur-in-Residence at SRI International, previously Stanford Research Institute. Mr. Jain holds the U.S. equivalent of a B.S. degree in electronics and computer engineering from Delhi Institute of Technology in India and an M.B.A. degree in finance and management of organization from Columbia University. He is also a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms furnished to us by such persons and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met in a timely manner during 2007.

Code of Ethics and Conduct

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

Stockholder Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. Stockholders can recommend qualified candidates for our Board of Directors by writing to our corporate secretary at Transmeta Corporation, 2540 Mission College Boulevard, Santa Clara, California 95054. When making recommendations, a stockholder should submit recommendations for individuals that meet at least the criteria outlined in our Proxy Statement. Such recommendations should be accompanied by the information required by our bylaws and Regulation 14A under the Securities Exchange Act, which includes evidence of the nominating stockholder’s ownership of Transmeta common stock, biographical information regarding the candidate, and the candidate’s written consent to serve as a director if elected. We require that any such recommendations for inclusion in our proxy materials be made within the time periods described in the previous year’s Proxy Statement for such stockholder proposals. Properly submitted recommendations will be forwarded to our Nominating and Corporate Governance Committee for review and consideration. The committee may consider in the future whether we should adopt a more formal policy regarding stockholder nominations.

Audit Committee of our Board of Directors

We have a separately designated standing Audit Committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The Audit Committee monitors the periodic reviews and audits of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our independent auditors and our financial and senior management, appoints and reviews, and evaluates the independence and performance of, our independent auditors, and facilitates communication among our independent auditors and our financial and senior management. The current members of the Audit Committee are Messrs. Barnes, Dickinson and Timmins, who is the committee chair. Our Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the rules of the SEC and the NASDAQ Stock Market, and is able to read and understand fundamental financial statements as contemplated by such rules. Mr. Timmins is the designated Audit Committee financial expert within the meaning of the rules and regulations of the SEC and is financially sophisticated within the meaning of the rules of the NASDAQ Stock Market. Mr. Timmins is also considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act. A copy of the Audit Committee’s charter is posted on our company website at http://www.transmeta.com/corporate/ir/corp_governance.html.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Administration of Executive Compensation Program

The compensation committee of our Board of Directors makes decisions regarding executive compensation and stock option grants to executives. The compensation committee determines base salary levels and target bonuses for our executive officers. The compensation committee also supervises the administration of our equity compensation plans. The Compensation Committee approves all grants of stock options to executive officers, directors and each grant to other employees and consultants that exceeds 15,000 shares. The Compensation Committee has delegated to our Chief Executive Officer authority to approve any stock option grant to purchase up to 15,000 shares to employees and consultants who are not executive officers or members of our Board of Directors, subject to certain stock administration and other internal controls. Prior to December 11, 2007, our Chief Executive Officer had the authority to approve any stock option grant to purchase up to 3,750 shares to employees and consultants who are not executive officers or members of our Board of Directors. The Compensation Committee considered the effect of our one-for-20 reverse stock split in 2007 in increasing the authority of the Chief Executive Officer to grant stock options.

Since January 2007, the members of the Compensation Committee have been Messrs. Dickinson, Tai and Thomas, who is the committee chair. Mr. Crudele served on the Compensation Committee as the committee chair in 2006, but left the committee in January 2007 upon his appointment as our President and Chief Executive Officer. Messrs. Dickinson and Thomas were appointed new members of the Compensation Committee during January 2007 and Mr. Thomas was appointed the committee chair during January 2007. Each of Messrs. Tai, Dickinson and Thomas is an independent director as defined by the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Although our Chief Executive Officer, Chief Financial Officer and General Counsel attend portions of some of the meetings of the Compensation Committee, they do not participate in deliberations that relate to their own compensation.

General Compensation Policy

In general, the Compensation Committee follows a “pay for performance” philosophy to compensate executive officers. The committee’s compensation philosophy for executive officers is to relate compensation directly to corporate performance, while providing a total compensation package that is competitive relative to companies of similar size and complexity within the industry and enables us to attract, motivate, reward and retain key executives and employees. Our compensation policy, which applies to executive officers and our other key employees, relates a portion of each individual’s total compensation to corporate objectives. Consistent with this policy, a designated portion of the compensation of our executive officers is contingent on achievement of corporate objectives that are approved by the Compensation Committee during each of the two semi-annual performance periods. Each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	Base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies (“Peer Group”) that are of comparable size to us and with which we compete for talent. For 2007, the Peer Group included Advanced Analogic Technologies, Inc., American Superconductor Corporation, Atheros Communications, Inc., California Micro Devices Corp., Cascade Microtech, Inc., Catapult Communications Corp., FARO Technologies, Inc., Integrated Silicon Solution, Inc., Microtune, Inc., MIPS Technologies, Inc., Monolithic Power Systems, Inc., Nanometrics, Inc., Optical Communications Products, Inc., Pericom Semiconductor Corp., PLX Technology, Inc., Rudolph Technologies, Inc., Sigma Designs, Inc., Supertex, Inc., Tessera Technologies, Inc., TranSwitch Corp., Virage Logic Corp., Volterra Semiconductor Corporation and Zygo Corp.

•	Variable performance awards tied to the achievement of corporate objectives that are approved by the Compensation Committee during each of the two semi-annual performance periods; and

•	Long-term equity incentives to strengthen the mutuality of interests between our executive officers and our stockholders.

The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, overall company performance and other considerations it deems relevant. In furtherance of this, the Compensation Committee reviews in-depth analysis conducted by management and external consultants. During 2007, the Compensation Committee engaged Radford Surveys + Consulting (“Radford”), an Aon Consulting Company, which is a human resources consulting firm, to assist the Compensation Committee in reviewing the compensation program for our executive officers. Radford does not perform any other services for us. Radford utilizes publicly available information from the companies in our Peer Group and executive compensation surveys including the Radford Executive Compensation Report, which is prepared by Radford, to assist the Compensation Committee in assessing the competitiveness and appropriateness of our compensation programs. The Compensation Committee set specific criteria for determining market rates by examining business of similar scope and complexity defined as other high-tech and semiconductor companies with an average $80 million in revenue. This reflected the current business model for the Company at the time of the analysis. The Compensation Committee reviews the information described above together with our Chief Executive Officer for each executive level position, but solely within the Compensation Committee with respect to the Chief Executive Officer’s total compensation. In addition, the Compensation Committee reviews each executive officer’s performance for the last year and objectives for the upcoming year, together with the executive officer’s responsibility level and our fiscal performance, as compared to the objectives for the last year and our performance targets for the upcoming year.

The Compensation Committee’s current intent is to perform at least annually a strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. The Compensation Committee’s most recent review occurred in June 2007. The Compensation Committee reviews all forms of pay provided to our executive team including base pay levels, incentive plan design and target incentive as a percent of salary, equity grant levels including the Black-Scholes value of grants in addition to grants as a percent of company, and total dilution under the equity plan as measured by gross and net burn rate and equity grants outstanding. On behalf of the Compensation Committee, management provides the independent consultant pay information for each executive and access to our current plans, but management does not participate in the assessment process. The Compensation Committee and Chief Executive Officer review Radford’s findings and recommendations in support of the pay decisions taken by the Compensation Committee. The committee also examines the retention value of the equity plan by examining current vested and unvested value for the executives and other key contributors as part of a total value review of the plan. Together with the base salary, total cash and equity compensation, the committee is provided a total direct compensation review to ensure all of the plans are considered when determining the appropriateness of pay levels for the named executive officers.

Accounting and Tax Considerations

We account for equity compensation paid to our employees under the rules of SFAS No. 123(R), which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. With respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executive of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Stock option grants made under our 2000 Equity Incentive Plan currently do not meet the requirements for performance-based grants as defined in Section 162(m) of the Internal Revenue Code, so they are subject to the $1,000,000 deduction limitation. In addition, variable performance awards under our management incentive plan and cash bonuses earned in 2007 do not qualify as performance-based compensation for purposes of the Internal Revenue Code Section 162(m). None of our executives were paid non-performance based compensation in 2006 in excess of the Internal Revenue Code Section 162(m) tax deduction limitation.

Base Salary

Salaries for executive officers for fiscal 2007 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at companies in our Peer Group.

To attract and retain talented officers, the Compensation Committee generally sets executive officers’ salaries at a level that is at or near the 50th percentile of salaries of executives with similar roles at comparable companies. In instances where an executive officer is uniquely key to our success, the Compensation Committee may provide compensation in excess of this percentile. The Committee established a 50th percentile pay level as a way to manage cash burn as well as to minimize the fixed compensation aspect of the plan. The Committee believes this allows for a greater focus on the Company’s pay for performance philosophy by managing fixed expenses to be below or just at market. During the past year, however, as part of our cash management strategy, the Compensation Committee set the base salaries of new executive officers below the 50th percentile of salaries of executives with similar roles at comparable peer companies and did not adjust the salaries of Messrs. Crudele and Horsley during the Compensation Committee’s annual review in June 2007.

As such, in August 2007 and December 2007, in connection with the appointments of Sujan Jain as our Chief Financial Officer and Daniel L. Hillman to the position of Vice President of Engineering, respectively, we entered into employment offer letters with them that provided them with starting annual base salaries of $225,000 and $205,000, respectively, which the Compensation Committee believed, based on market data, were the minimum cash compensation levels that would allow us to attract talented individuals such as Messrs. Jain and Hillman to these key positions with the Company.

Incentive Compensation

Our named executive officers are eligible to participate in the management incentive plan. In general, we award cash bonuses to our executive officers based upon the extent to which we achieve semi-annual corporate performance objectives, as determined by the Compensation Committee in its discretion, based on the overall operating plan that is approved by the Board. In making the semi-annual determination of these corporate performance objectives, the Compensation Committee generally considers the specific circumstances facing us, our expectations regarding company performance during the coming year and our strategic plan. The Compensation Committee also determines the targets and actual bonus payments. The current cash bonus incentive target for executive officers is 50% of the individual’s base compensation, or, in the case of the Chief Executive Officer, 75% of his base compensation. Performance is measured at the end of each semi-annual period. These target incentive opportunities are reviewed as part of the executive compensation review and were deemed by the Compensation Committee to be in line with industry practice and consistent with a pay for performance philosophy placing cash-at-risk tied to the achievement of specific corporate objectives.

In 2007, the Compensation Committee approved our corporate performance objectives and related bonuses on a semi-annual basis in accordance with the management incentive plan. Our corporate performance objectives for 2007 included the definition and implementation of a major corporate restructuring plan, completion of our obligations under our major commercial agreements with third parties including Sony and Microsoft, attraction of new capital investment sufficient to continue our restructured operations as a going concern, satisfaction of all requirements for the continued listing of our common stock on the Nasdaq Global Market, control of our expenses consistent with our restructuring plan, enforcement of our patent rights in litigation against Intel Corporation (“Intel”), achievement of technology development milestones, and strategic marketing goals and plans for developing new markets and our customer base.

Based upon management’s achievement of corporate performance objectives in 2007, the Compensation Committee approved management incentive bonuses for each eligible executive officers at 77% and 90% of the incentive bonus target for the first and second halves of 2007, respectively. In approving those incentive bonuses, the Compensation Committee considered, among other things, management’s progress in implementing our restructuring plan, completing our obligations under our major contracts, attracting new investment sufficient to continue our restructured operations as a going concern, satisfying requirements for the continued listing of our common stock on the Nasdaq Global Market, controlling expenses consistent with our restructuring plan, resolving successfully our patent litigation with Intel, achieving certain technology development milestones, and defining goals and plans for market and customer development.

To facilitate retention, payment of half, and in the case of our Chief Executive Officer, all, of the bonus earned in the first half of fiscal year 2007 was withheld until after the end of the fiscal year and was paid with the bonus earned in the second half of the year.

We have historically not paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer, or a change in a person’s position and responsibilities with us. For example, in connection with the appointment of Mr. Crudele as Chief Executive Officer, we paid him a one-time, lump-sum cash bonus of $162,500.

Incentive Retention Agreement with John Horsley

In May 2006, the Compensation Committee of the Board of Directors began considering potential variable compensation arrangements to reward extraordinary achievements and to retain and incentivize key executives. As part of its process, the Compensation Committee obtained the advice and services of Radford, which was engaged by the Compensation Committee in October 2006 to, among other things, provide the Compensation Committee with data and information regarding incentive plans utilized by other companies, benchmarking executive compensation, and employee incentive compensation. Between May 2006 and February 2007, the Compensation Committee discussed potential terms for an incentive retention agreement with Mr. Horsley at seven separate meetings. Mr. Horsley was not present during any of these discussions. The Compensation Committee evaluated possible arrangements designed to retain Mr. Horsley and provide appropriate incentives in connection with his management and successful resolution of our litigation against Intel, especially in light of Mr. Horsley’s deep personal and institutional knowledge of the facts and strategies underlying our claims, his substantial professional expertise in litigating complex patent and intellectual property claims, his prior experience in litigating and resolving claims adverse to Intel, and his indispensible role in the litigation. The Compensation Committee determined that an arrangement providing Mr. Horsley with a potential incentive bonus contingent upon our actual recovery in the Intel litigation would meet these objectives, ensuring that his interests were fully aligned with those of the Company. The Compensation Committee, consulting with Radford on the structure of comparable incentive arrangements and data on incentive plans utilized by other companies in order to provide an incentive for key employees to remain with such companies and oversee the successful completion of corporate transactions, analyzed various approaches and considered the amount of contingent fees typically paid to outside counsel in similar litigation. The Compensation Committee analyzed data under various scenarios, including a straight percentage on potential amounts recovered and a percentage based on net recovery after expenses, modeled the payouts under each against a range of potential settlement values (including the possibility of no recovery by us), as well as the compensation arrangements that would be required to replace Mr. Horsley if he were to leave the Company, and concluded that the incentive arrangement ultimately entered into with Mr. Horsley best met our objectives and served our interests. The Compensation Committee also considered the retention value of Mr. Horsley’s equity holdings and the fact that 100% of the outstanding equity was materially underwater, creating retention concerns for the Company. The Compensation Committee decided to take the expenses incurred in the lawsuit into account in determining the final bonus amount in order to provide incentives to both maximize our recovery and control our litigation costs. Following negotiations between us and our outside legal counsel, on the one hand, and Mr. Horsley and his separate legal counsel, on the other hand, and after review and approval of the agreement by the Compensation Committee, we entered into the incentive retention agreement with Mr. Horsley on February 27, 2007.

Under the incentive retention agreement, we agreed to pay Mr. Horsley a bonus equal to one quarter of the excess, if any, of 25% of the present value of all net cash payments to be made to us as a direct result of the lawsuit with Intel minus the sum of all expenses incurred and ultimately paid by us in connection with that lawsuit, subject to further reduction to reflect the annual payments, if any, made to him during the pendency of the lawsuit, as described below. In addition, during the pendency of the lawsuit, we agreed to pay Mr. Horsley, contingent on his continued employment with us through the date of such payment, $250,000 at the end of each fiscal year (commencing with fiscal year 2007) as an advance payment creditable toward the incentive bonus. These annual payments were intended to be the fundamental element of Mr. Horsley’s annual target bonus compensation during the pendency of the lawsuit, although he was also eligible to continue to participate in our regular management incentive bonus program, in the discretion of the Compensation Committee and consistent with our applicable compensation policies, based upon his other management contributions to the Company. Based on the settlement agreement with Intel entered into on December 31, 2007 and the expenses we incurred in the litigation, the amount of Mr. Horsley’s cash bonus under the incentive retention agreement is $12,480,723.

Bonuses to Lester Crudele and Sujan Jain

On December 15, 2007, the Compensation Committee approved cash bonuses to Messrs. Crudele and Jain in the amounts of $1,000,000 and $200,000, respectively, in connection with our litigation settlement and licensing agreement with Intel. These bonuses to Messrs. Crudele and Jain were first discussed by our Board of Directors at a meeting held on October 30, 2007, and were discussed by the Compensation Committee at a meeting on December 15, 2007. Neither Mr. Crudele nor Mr. Jain was present during any of these discussions. The Compensation Committee determined that the bonus to Mr. Crudele was appropriate to reward him for his contributions to the resolution of the Intel litigation, including his role in helping to set and pursue case strategy, his participation in mediation and settlement negotiations, his role managing the Company during a time of uncertainty, and his successful efforts to close our securities offering in September 2007 (which, by providing needed working capital, improved our financial position and practical ability to achieve a successful resolution of our litigation with Intel). The Compensation Committee determined that the bonus to Mr. Jain was appropriate to reward him for his contributions to the resolution of the Intel litigation, including his role in managing the Company during a time of uncertainty, his successful efforts to close our securities offering in September 2007 (which, as noted above, improved our financial position and practical ability to achieve a successful resolution of the litigation), and his analysis toward maximizing our financial benefits under our definitive settlement agreement with Intel.

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

The number of shares subject to each stock option granted to an executive officer is within the discretion of the Compensation Committee and is based on, among other things, anticipated future contribution and ability to impact corporate results or on consistency within the executive’s peer group. In determining the amount of equity granted to named executive officers, the Compensation Committee reviews the number of shares and the grant date fair value of equity grants within the competitive market and as reported in third party industry survey data as outlined above. The Compensation Committee also takes into account company objectives, external competitive circumstances and existing equity held by executives, in addition to each named executive officer’s performance and contribution during the fiscal year. The stock options are granted at a price that is equal to 100% of the fair market value of our common stock on the date of grant. The stock options typically vest over a four-year period, although from time to time we have granted options with vesting schedules of three years or less, as we did in 2005 and 2007. The Compensation Committee may also grant additional stock options to executives in connection with a significant change in responsibilities, to achieve equity within a peer group or for other reasons. In determining whether to grant additional stock options to an executive officer, the Compensation Committee takes into account the number of unvested options held by the executive officer. In the discretion of the Compensation Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with us and to strive to increase the value of our common stock. The Compensation Committee approved guidelines and the size of the equity pool to be used for new hires, performance and promotion grants annually proving management with guidance to administer the plan within these limits.

In connection with Mr. Crudele’s initial hiring and appointment as our President and Chief Executive Officer in February 2007, we agreed to grant him three stock options, each exercisable to purchase 50,000 shares of our common stock, at an exercise price of $13.40, $11.00 and $12.02 respectively, which were the market closing prices on the respective grant dates of these stock options on March 1, 2007, August 1, 2007 and November 9, 2007 respectively. These stock options will vest over a period of three years, with one-third of the total shares vesting on the one-year anniversary of Mr. Crudele’s employment start date and approximately 2.78% of the total shares vesting each month thereafter.

In connection with his initial hiring and appointment as our Chief Financial Officer in August 2007, Mr. Jain was granted an option to purchase 37,500 shares of our common stock. This option has an exercise price of $10.04 per share, which was the market closing price on the date of grant, and vests as to 25% of the shares on the one-year anniversary of Mr. Jain’s employment start date and as to 1/48th of the shares each month thereafter.

In connection with his initial hiring and appointment as our Vice President of Engineering in December 2007, Mr. Hillman was granted an option to purchase 125,000 shares of our common stock. This option has an exercise price of $13.36 per share, which was the market closing price on the date of grant, and vests as to 25% of the shares on the one-year anniversary of Mr. Hillman’s employment start date and as to 1/48th of the shares each month thereafter.

In December 2007, we granted stock options to purchase 150,000 shares, 125,000 shares and 150,000 shares of our common stock to Messrs. Crudele, Jain and Horsley, respectively. Each of these options has an exercise price of $13.36 per share, which was the market closing price on the date of grant, and vests as to 25% of the shares on August 22, 2008 and as to 1/48th of the shares each month thereafter.

In February 2008, we approved a grant to Mr. Crudele of a stock option to purchase 175,000 shares of our common stock. This option will be granted on the second full trading day following the widespread public release by us of our first quarter 2008 financial results. The exercise price of this option will be the greater of $13.36 per share or the market closing price on the second full trading day following the widespread public release by us of our first quarter 2008 financial results. This option will vest over four years, with the first 25% of the total option shares vesting on February 6, 2009 and as to 1/48th of the shares each month thereafter.

In connection with the termination of the employment of Arthur L. Swift, our former President and Chief Executive Officer, in January 2007 and his entering into a consulting agreement with us, his options ceased vesting but remained exercisable until the termination of his consulting engagement with us. These options expired unexercised on December 31, 2007.

In connection with the termination of the employment of David R. Ditzel, our former Chief Technology Officer, in March 2007 and his entering into a consulting agreement with us, his options ceased vesting but remained exercisable until the termination of his consulting engagement with us. These options expire on May 15, 2008 if unexercised.

In connection with the termination of the employment of Robert Bismuth, our former Vice President of Strategic Alliances in June 2007 and his entering into a consulting agreement with us, his options ceased vesting but remained exercisable until the termination of his consulting engagement with us. These options expired unexercised on March 31, 2008.

Potential Payments on Severance or Change of Control

In 2003, our Board of Directors adopted a retention and severance plan, which, as amended in 2004, provides severance benefits to our various executives in the event of our change of control. Under that plan, if the employment of a person in a position with our company referred to in the chart below is terminated not for “cause,” or that person resigns for “good reason,” within 12 months following our change of control, then (1) that person will be paid a lump sum cash severance payment as described in the chart below and (2) the vesting of that person’s options and restricted stock will accelerate as described in the chart below.

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

Upon Mr. Crudele’s appointment as our Chief Executive Officer, he became eligible to participate in the retention and severance plan as the Chief Executive Officer. In addition, we agreed to pay him the equivalent one year of his base salary and 100% of his target annual bonus and to accelerate the vesting of his stock options such that they collectively will be exercisable for 50,000 shares in the event that he was terminated by us without cause prior to the one-year anniversary of his employment start date and he signs a release. The aforementioned one-year guarantee as described in the preceding sentence is no longer in effect as a result of Mr. Crudele reaching his one-year anniversary as our Chief Executive Officer on January 31, 2008.

Each of Messrs. Jain, Horsley and Hillman participates in our executive retention and severance plan as a Category 1 Person. In addition, we agreed to pay Mr. Jain the equivalent of six months of his base salary in the event that he is terminated by us without cause prior to the one-year anniversary of his employment start date and he signs a release.

Prior to the termination of their employment with us, Mr. Swift participated in the retention and severance plan as the Chief Executive Officer and each of Messrs. Ditzel, Harms and Bismuth participated in the retention and severance plan as a Category 1 Person.

If a change of control and termination of employment had occurred as of December 31, 2007, we estimate that the value of the benefits to our named executive officers under the retention and severance plan and other severance arrangements described above would have been as follows:

	Severance Not in Connection			Severance Following
	with a Change of Control			Change in Control
	Lump Sum			Lump Sum
	Cash		Accelerated Vesting	Cash		Accelerated Vesting
	Severance		of Options	Severance		of Options
Name and Position	($)(1)		($)(2)	($)(3)		($)(2)

Lester M. Crudele President and Chief Executive Officer	568,750	(4)	76,000(6)	1,137,500	(7)	273,000	(9)
Sujan Jain Executive Vice President and Chief Financial Officer	112,500	(5)		464,063	(8)	173,250	(10)
John O’Hara Horsley Executive Vice President, General Counsel and Secretary	—			579,356	(8)	45,000	(10)
Daniel L. Hillman Vice President of Engineering	—			422,813	(8)	37,500	(10)
Arthur L. Swift Former President and Chief Executive Officer	431,402			—		—
Ralph J. Harms Former Chief Financial Officer	43,699			—		—
David R. Ditzel Former Chief Technology Officer	215,319			—		—
Robert Bismuth Former Vice President of Strategic Alliances	117,522			—		—

(1)	With respect to Messrs. Crudele and Jain, amounts in this column represent cash severance payable had they been involuntary terminated during their first year of employment. With respect to Messrs. Swift, Harms, Ditzel and Bismuth, amounts in this column represent severance payments in connection with their employment terminations.

(2)	Accelerated vesting of stock option amounts was determined by measuring the difference between the closing price of the common stock as of December 31, 2007 and the exercise price of the accelerated portion of the named executive officer’s unvested stock options.

(3)	Based on salaries as of December 31, 2007.

(4)	Mr. Crudele would receive one year base salary and 100% of target annual bonus for involuntary termination during his first year of employment.

(5)	Mr. Jain would receive six months of base salary for involuntary termination by us without cause during his first year of employment.

(6)	Mr. Crudele would receive acceleration in vesting of his stock options such that they collectively would be exercisable for 50,000 shares for involuntary termination during his first year of employment.

(7)	Mr. Crudele would receive two years base salary and 200% of target annual bonus for the year of termination of employment.

(8)	Represents one and one-half years base salary and 112.5% of target annual bonus for the named executive officer.

(9)	Represents full acceleration in vesting for stock options granted to Mr. Crudele.

(10)	Represents two years of additional vesting for stock options granted to the named executive officer.

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

In connection with the termination of Mr. Swift’s employment in January 2007, we entered into a separation agreement with Mr. Swift, pursuant to which we paid him a lump sum severance of $420,000 in 2007. We also paid Mr. Swift’s health insurance coverage until January 31, 2008. In addition, we and Mr. Swift agreed to a mutual release of claims. We and Mr. Swift also entered into a consulting agreement that outlined the terms of his engagement to provide certain consulting services relating to sales, marketing and the development of business opportunities for us following the termination of his employment with us until December 31, 2007, unless earlier terminated by either us or Mr. Swift at any time for any reason after August 30, 2007 with 30 days notice. The consulting agreement with Mr. Swift was terminated on December 31, 2007 and we paid no consulting fees to Mr. Swift. In addition, the consulting agreement provided that all employee stock options that we previously granted to Mr. Swift ceased vesting as of January 31, 2007, but remained exercisable until 90 days following the termination of this consulting agreement. These options expired unexercised on December 31, 2007.

In connection with the termination of Mr. Ditzel’s employment in June 2007, we entered into a separation agreement with Mr. Ditzel, pursuant to which we paid him severance of $160,000 in 2007 and have agreed to pay an additional $50,000 on or before June 30, 2008, subject to Mr. Ditzel’s continued compliance with the covenants set out in the agreement. We also paid Mr. Ditzel’s group health benefits until September 30, 2007. Pursuant to that separation agreement, Mr. Ditzel retired from and resigned his position as a member of our Board of Directors effective June 15, 2007. We and Mr. Ditzel also agreed to a mutual release of claims. We also entered into a consulting agreement with Mr. Ditzel providing for Mr. Ditzel to perform certain consulting services relating to technology licensing and the development of business opportunities for licensing our technologies after the termination of Mr. Ditzel’s employment with us and until June 30, 2008, unless earlier terminated by either us or Mr. Ditzel at any time for any reason with 30 days notice. The consulting agreement with Mr. Ditzel was terminated on February 15, 2008 and we paid no consulting fees to Mr. Ditzel. In addition, the consulting agreement with Mr. Ditzel provided that all employee stock options that we previously granted to Mr. Ditzel ceased vesting as of June 15, 2007, but will remained exercisable until 90 days following the termination of Mr. Ditzel’s consulting agreement. Mr. Ditzel currently has stock options to purchase 58,296 shares that will expire on May 15, 2008 if unexercised.

In connection with the termination of Mr. Bismuth’s employment in June 2007, we entered into a separation agreement with Mr. Bismuth, pursuant to which we paid him severance of $111,825 in 2007. We also paid Mr. Bismuth’s group health benefits until December 31, 2007. We and Mr. Bismuth agreed to a mutual release of claims. We also entered into a consulting agreement with Mr. Bismuth providing for Mr. Bismuth to perform certain consulting services relating to development of business opportunities for licensing our technologies after the termination of Mr. Bismuth’s employment with us and until June 30, 2008, unless earlier terminated by either us or Mr. Bismuth at any time for any reason with 30 days notice. The consulting agreement with Mr. Bismuth terminated on December 31, 2007 and we have paid no consulting fees to Mr. Bismuth. In addition, the consulting agreement with Mr. Bismuth provided that all employee stock options that we previously granted to Mr. Bismuth ceased vesting as of June 29, 2007, but will remained exercisable until 90 days following the termination of Mr. Bismuth’s consulting agreement. These options expired unexercised on March 31, 2008.

In connection with the termination of Mr. Harms’ employment in August 2007, we entered into a separation agreement with Mr. Harms, pursuant to which we paid him severance payment of $41,667. We also paid Mr. Harms’ group health benefits until October 31, 2007. We and Mr. Harms agreed to a mutual release of claims.

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. There were no special benefits or perquisites provided to any executive officer in 2007.

In connection with Mr. Crudele’s appointment as our President and Chief Executive Officer in February 2007, we agreed to reimburse him for the reasonable expenses incurred by him for relocating his primary residence to the San Francisco Bay Area and to provide him a housing allowance to pay for interim rental housing expenses during 2007 in an amount not to exceed $50,000. For 2007, Mr. Crudele incurred a housing allowance of $43,018 and travel expenses of $27,482. In addition, the Compensation Committee approved an income tax gross up related to these payments of $59,454.

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to in 2007 to each person who served as our principal executive officer during the 2007 year, each person who served as our principal financial officer during the 2007 year, our other most highly compensated executive officers who served as an executive officer at the end of December 31, 2007, and our two additional other most highly compensated executive officers who did not serve as an executive officer at the end of December 31, 2007. Besides Messrs. Crudele, Jain and Horsley, none of our executive officers who served as such at the end of December 31, 2007 received total compensation in excess of $100,000 during 2007. We refer to the seven executive officers identified in this table as our named executive officers.

Change in
Pension Value
and
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)	($)(3)	($)(4)	($)	($)(5)	($)

Lester M. Crudele(6) President and Chief Executive Officer	2007	312,689	1,162,500	—	290,791	203,126	—	132,023	2,101,129
Arthur L. Swift(7) Former President and Chief Executive Officer	2007 2006	44,546 325,000	— —	— —	79,528 114,848	— 126298	— —	431,468 788	555,542 566,934
Sujan Jain(8) Executive Vice President and Chief Financial Officer	2007	82,813	200,000	—	35,278	37,099	—	—	355,190
Ralph J. Harms(9) Former Chief Financial Officer	2007 2006	175,582 108,901	— —	— —	115,285 75,558	23,958 29,165	— —	44,817 629	359,642 214,253
John O’Hara Horsley Executive Vice President General Counsel and Secretary	2007 2006	280,900 280,900	— —	— —	165,637 42,178	12,570,846 107,202	— —	669 669	13,018,052 430,949
David R. Ditzel(10) Former Chief Technology Officer	2007 2006	172,827 313,500	— —	— —	44,082 43,011	— 124,934	— —	215,852 758	432,761 482,203
Robert Bismuth(11) Former Vice President of Strategic Alliances	2007 2006	168,347 287,732	— —	— —	57,224 95,245	— 77,574	— —	118,212 772	343,783 461,323

(1)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan and payments in respect of accrued vacation, holidays and sick days.

(2)	The amounts in this column include Messrs. Crudele’s and Jain’s 2007 bonus of $1,000,000 and $200,000, respectively, as approved by the Compensation Committee in connection with our litigation settlement and licensing agreement with Intel, and with respect to Mr. Crudele, a one-time lump-sum hiring bonus of $162,500.

(3)	This column represents the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) in fiscal years 2007 and 2006 in connection with stock options granted in those years and in prior fiscal years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions, refer to Note 2 of the Notes to the Consolidated Financial Statements our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2007, refer to the note on Other Stock-Related Information for the Annual Reports on Form 10-K for the respective year-end. See the 2007 Grants of Plan-Based Awards table for information on options granted in 2007. These amounts reflect our accounting expense disregarding the estimate of forfeitures and do not correspond to the actual value that may be realized by the named executive officers.

(4)	The amounts in this column include the bonus earned for services rendered in fiscal years 2007 and 2006 under our management incentive plan. The amounts in this column also include, with respect to Mr. Horsley, his earned incentive retention bonus of $12,480,723 under the incentive retention agreement entered into on February 27, 2007.

(5)	The amounts in this column includes the following: (a) with respect to Mr. Crudele, a housing allowance of $43,018, travel expenses of $27,482, income tax gross up of $59,454 and insurance premiums on life insurance coverage in excess of $50,000; (b) with respect to Mr. Swift, severance payment of $431,402 including $11,402 of post-termination health benefits and insurance premiums on life insurance coverage in excess of $50,000; (c) with respect to Mr. Harms, severance payment of $43,699 including $2,032 of post-termination health benefits and insurance premiums on life insurance coverage in excess of $50,000; (d) with respect to Mr. Horsley, insurance premiums on life insurance coverage in excess of $50,000; (e) with respect to Mr. Ditzel, severance payment of $215,319 including $5,319 of post-termination health benefits and insurance premiums on life insurance coverage in excess of $50,000; and (f) with respect to Mr. Bismuth, severance payment of $117,522 including $5,697 of post-termination health benefits and insurance premiums on life insurance coverage in excess of $50,000.

(6)	Mr. Crudele was appointed as our President and Chief Executive Officer effective February 1, 2007.

(7)	Mr. Swift’s employment with us as our President and Chief Executive Officer terminated on January 31, 2007. Mr. Swift forfeited options representing 60,680 shares of common stock that were unvested at the time his employment with us was terminated.

(8)	Mr. Jain was appointed as our Chief Financial Officer effective August 20, 2007 and as an Executive Vice President effective April 3, 2008.

(9)	Mr. Harms’ employment with us as our Chief Financial Officer terminated on August 20, 2007. Mr. Harms forfeited options representing 27,346 shares of common stock that were unvested at the time his employment with us was terminated.

(10)	Mr. Ditzel’s employment with us as our Chief Technology Officer terminated on March 31, 2007. Mr. Ditzel forfeited options representing 16,855 shares of common stock that were unvested at the time his employment with us was terminated.

(11)	Mr. Bismuth’s employment with us as our Vice President of Strategic Alliances terminated on June 29, 2007. Mr. Bismuth forfeited options representing 12,202 shares of common stock that were unvested at the time his employment with us was terminated.

2007 Grants of Plan-Based Awards

The following table provides information with regard to awards made in 2007, and include estimated possible payouts under our non-equity incentive plans for fiscal year 2007 and with regard to each stock option granted to a named executive officer during 2007.

										All Other
									All Other	Option
									Stock	Awards:	Exercise	Grant Date
		Estimated Future Payouts Under				Estimated Future Payouts			Awards:	Number of	or Base	Fair Value
		Non-Equity Incentive				Under Equity Incentive			Number of	Securities	Price of	of Stock
		Plan Awards(1)				Plan Awards			Shares of	Underlying	Option	and Option
	Grant	Threshold	Target		Maximum	Threshold	Target	Maximum	Stock or Units	Options	Awards	Awards
Name	Date	($)	($)		($)	($)	($)	($)	(#)	(#)(2)	($/Share)	($)(3)

Lester M. Crudele	12/17/2007	—	—		—	—	—	—	—	150,000	13.36	1,435,035
	11/9/2007	—	—		—	—	—	—	—	50,000	12.02	430,365
	8/1/2007	—	—		—	—	—	—	—	50,000	11.00	366,215
	3/1/2007	—	—		—	—	—	—	—	50,000	13.40	435,600
		195,000	243,750		292,500	—	—	—	—	—	—	—
Arthur L. Swift(4)	—	195,000	243,750		292,500	—	—	—	—	—	—	—
Sujan Jain	12/17/2007	—	—		—	—	—	—	—	125,000	13.36	1,195,862
	8/20/2007	—	—		—	—	—	—	—	37,500	10.04	250,691
		32,977	41,221		49,465	—	—	—	—	—	—	—
Ralph J. Harms(4)	—	100,000	125,000		150,000	—	—	—	—	—	—	—
John O’Hara Horsley	12/17/2007	—	—		—	—	—	—	—	150,000	13.36	1,435,035
		112,360	140,450		168,540	—	—	—	—	—	—	—
		—	12,480,723	(5)	—
David R. Ditzel(4)	—	125,400	156,750		188,100	—	—	—	—	—	—	—
Robert Bismuth(4)	—	89,460	111,825		134,190	—	—	—	—	—	—	—

(1)	The amounts show estimated possible payouts under our management incentive plan for fiscal year 2007 based on certain assumptions about the achievement of company performance objectives and with respect to Mr. Horsley, his incentive retention bonus under the incentive retention agreement entered into on February 27, 2007. The actual bonuses award to the named executive officers for fiscal year 2007 are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” The threshold amount under the management incentive plan is 80% of the target amount and the maximum amount is 120% of the target amount.

(2)	Represents stock options granted in connection with the hiring of Messrs. Crudele and Jain. In addition, plan based stock options for fiscal 2007 were granted on December 17, 2007. Each of the option granted on December 17, 2007 vests with respect to 1/4th of the shares underlying that option on the one year anniversary of the grant date and with respect to 1/48th of the shares underlying that option each month thereafter until fully vested. Each of the options granted to Mr. Crudele on November 9, 2007, August 1, 2007 and March 1, 2007 vests with respect to 1/3rd of the shares underlying that option on the one year anniversary of Mr. Crudele’s employment commencement date and with respect to 1/36th of the shares underlying that option each month thereafter until fully vested. The option granted to Mr. Jain on August 20, 2007 vests with respect to 1/4th of the shares underlying that option on the one year anniversary of Mr. Jain’s employment commencement date and with respect to 1/48th of the shares underlying that option each month thereafter until fully vested. The vesting of all of these options may also be accelerated under certain circumstances as described above in “Severance and Change of Control Payments.”

(3)	Represents the full grant date fair value calculated in accordance with SFAS 123(R) of each option granted to a named executive officer in 2007. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the named executive officer) or that the value on exercise will equal the SFAS 123(R) grant date fair value. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option to the optionee will depend on the market value of our common stock at such date in the future when the option is exercised.

(4)	The employment of each of these named executive officers was terminated in 2007. The amounts shown on this table for each of these named executive officers represent the possible payouts under our management incentive plan for fiscal 2007 had these named executive officers been employed by us through the end of 2007.

(5)	Mr. Horsley earned an incentive retention bonus of $12,480,723 under his incentive retention agreement entered into on February 27, 2007. Pursuant to this agreement, we agreed to pay Mr. Horsley a bonus equal to one quarter of the excess, if any, of 25% of the present value of all cash payments to be made to us as a direct result of the lawsuit with Intel minus the sum of all expenses incurred and ultimately paid by us in connection with that lawsuit.

Outstanding Equity Awards at December 31, 2007

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2007.

	Option Awards
			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Exercisable	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Lester M. Crudele	8,325	1,675	—	14.40	6/7/2015	(1)
	773	343	—	24.60	11/17/2015	(1)
	1,243	1,257	—	29.60	6/1/2016	(1)
	—	50,000	—	13.40	2/28/2017	(2)
	—	50,000	—	11.00	7/31/2017	(2)
	—	50,000	—	12.02	11/8/2017	(2)
	—	150,000	—	13.36	12/16/2017	(3)
Arthur L. Swift(4)	—	—	—	—	—
Sujan Jain	—	37,500	—	10.04	8/19/2017	(5)
	—	125,000	—	13.36	12/16/2017	(3)
Ralph J. Harms	—	—	—	—	—
John O’Hara Horsley	6,000	—	—	120.00	7/19/2010	(6)
	4,000	—	—	165.00	9/11/2010	(6)
	1,750	—	—	62.20	7/25/2011	(6)
	13,250	—	—	47.00	8/27/2011	(6)
	9,000	—	—	49.20	4/14/2012	(6)
	11,000	—	—	21.00	11/12/2012	(6)
	8,000	—	—	31.40	5/29/2013	(6)
	6,250	—	—	43.00	5/26/2014	(6)
	18,643	3,007	—	15.00	5/8/2015	(7)
	4,686	7,814	—	29.60	6/1/2016	(8)
	—	150,000	—	13.36	12/16/2017	(3)
David R. Ditzel(9)	12,500	—	—	62.20	7/25/2011	(6)
	12,001	—	—	49.20	4/14/2012	(6)
	6,500	—	—	21.00	11/12/2012	(6)
	5,000	—	—	31.40	5/29/2013	(6)
	5,000	—	—	43.00	5/26//2014	(6)
	14,432	—	—	15.00	5/8/2015	(10)
	2,863	—	—	29.60	6/1/2016	(10)
Robert Bismuth(11)	5,000	—	—	68.00	11/20/2013	(6)
	2,500	—	—	43.00	5/26/2014	(6)
	1,757	—	—	24.20	9/16/2014	(10)
	6,666	—	—	15.00	5/8/2015	(10)
	2,500	—	—	29.60	6/1/2016	(10)

(1)	Each of these options vests with respect to 1/3rd of the shares on one year anniversary of the grant date and with respect to 1/36th of the shares each month thereafter until fully vested.

(2)	Each of these options vests with respect to 1/3rd of the shares on one year anniversary of Mr. Crudele’s employment commencement date and with respect to 1/36th of the shares each month thereafter until fully vested.

(3)	Each of these options vests with respect to 1/4th of the shares on August 22, 2008 and with respect to 1/48th of the shares each month thereafter until fully vested.

(4)	The exercise period for each of the options held by Mr. Swift was extended to December 31, 2007.

(5)	Each of these options vests with respect to 1/4th of the shares on one year anniversary of Mr. Jain’s employment commencement date and with respect to 1/48th of the shares each month thereafter until fully vested.

(6)	Each of these options is fully vested as of December 31, 2007.

(7)	Each of these options vests with respect to 1/6th of the shares six months from the grant date and with respect to 1/36ths of the shares each month thereafter until vested.

(8)	Each of these options vests with respect to 1/36th of the shares each month starting one month after the grant date until fully vested.

(9)	The exercise period for each of the options held by Mr. Ditzel was extended to May 15, 2008.

(10)	The unvested portion of each of these options was cancelled upon the employment termination of the holder of that option.

(11)	The exercise period for each of the options held by Mr. Bismuth was extended to March 31, 2008.

2007 Option Exercises and Stock Vested

There were no exercises of options by named executive officers during 2007.

Nonqualified Deferred Compensation

Currently, we have no deferred compensation plan for our executive officers.

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

In 2007, each of our non-employee directors received a cash retainer payment in accordance with the schedule described above following the annual meeting of stockholders in July 2007. In 2007, the Compensation Committee approved to change the schedule for paying cash retainers to our non-employee directors on a regular quarterly basis.

Members of our Board of Directors are also eligible to participate in our 2000 Equity Incentive Plan. Our 2000 Equity Incentive Plan permits discretionary option grants, and provides for automatic and non-discretionary option grants, to non-employee directors. In addition, under our 2000 Equity Incentive Plan, each non-employee director who becomes a member of our Board of Directors will be granted an automatic option to purchase 1,500 shares of our common stock, plus a discretionary option to purchase 8,500 shares of our common stock, as of the date that such director joins our Board of Directors. Immediately after each annual meeting of our stockholders, each non-employee director will be granted an additional automatic option to purchase 750 shares of our common stock, plus a discretionary option to purchase 1,750 shares of our common stock, as long as the non-employee director is a member of our Board of Directors on that date and has served continuously as a member of our Board of Directors for at least 12 months since the last option grant to that non-employee director. If less than 12 months has passed, then the aggregate number of shares subject to those options granted after the annual meeting will be equal to 2,500 multiplied by a fraction, the numerator of which is the number of days that have elapsed since the last option grant to that director and the denominator of which is 365 days. The exercise price will be 100% of the fair market value of our common stock on the date of grant. Each option will have a ten-year term and will terminate three months after the date the director ceases to be a director or consultant or 12 months if the termination is due to death or disability. All options granted to non-employee directors will vest over three years at a rate of one-third of the total shares subject to the option on the first anniversary of the date of grant, and 2.78% of the total shares subject to the option each month thereafter, so long as the non-employee director remains a director or consultant to us. In the event of our dissolution, liquidation or a change in control transaction, options granted to our non-employee directors under the 2000 equity incentive plan will vest and be exercisable in full.

						Change in
						Pension
						Value and
	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	or Paid	Stock	Option		Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)(2)		($)	($)	($)	($)

R. Hugh Barnes	27,500	—	50,929	(3)	—	—	—	78,429
Robert V. Dickinson	30,000	—	60,493	(4)	—	—	—	90,493
Murray A. Goldman	22,500	—	50,929	(5)	—	—	—	73,429
William P. Tai	25,000	—	50,656	(6)	—	—	—	75,656
T. Peter Thomas	27,500	—	50,656	(7)	—	—	—	78,156
Rick Timmins	30,000	—	57,359	(8)	—	—	—	87,359

(1)	This column represents the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) in fiscal years 2007 and 2006 in connection with stock options granted in those years and in prior fiscal years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions, refer to Note 2 of the Notes to the Consolidated Financial Statements our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2007, refer to the note on Other Stock-Related Information for the Annual Reports on Form 10-K for the respective year-end. See the 2007 Grants of Plan-Based Awards table for information on options granted in 2007. These amounts reflect our accounting expense disregarding the estimate of forfeitures and do not correspond to the actual value that may be realized by members of our Board of Directors.

(2)	On August 1, 2007, each director received a grant of 2,500 shares with a grant date fair value of $18,311, computed in accordance with SFAS 123(R).

(3)	At December 31, 2007, Mr. Barnes held outstanding options to purchase an aggregate of 25,500 shares of our common stock.

(4)	At December 31, 2007, Mr. Dickinson held outstanding options to purchase an aggregate of 16,301 shares of our common stock.

(5)	At December 31, 2007, Dr. Goldman held outstanding options to purchase an aggregate of 25,500 shares of our common stock.

(6)	At December 31, 2007, Mr. Tai held outstanding options to purchase an aggregate of 15,500 shares of our common stock.

(7)	At December 31, 2007, Mr. Thomas held outstanding options to purchase an aggregate of 17,000 shares of our common stock.

(8)	At December 31, 2007, Mr. Timmins held outstanding options to purchase an aggregate of 18,250 shares of our common stock.

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
T. Peter Thomas
Robert V. Dickinson
William P. Tai

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Messrs. Dickinson, Tai and Thomas, who is the committee chair, none of whom has any interlocking relationships as defined by the SEC. Mr. Crudele served on the Compensation Committee as the committee chair until his appointment as our President and Chief Executive Officer in January 2007, at which time Messrs. Dickinson and Thomas were appointed as members of the Compensation Committee and Mr. Thomas was appointed as the committee chair. The Compensation Committee makes decisions regarding the long-term strategy of employee compensation, the types of stock and other compensation plans to be used, and executive compensation and stock option grants to executives. Our Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of the rules of the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act, and an outside director within the meaning of Section 162(m) of the Internal Revenue Code. In addition, none of our executive officers serves as a member of the board of directors or Compensation Committee of any company that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information about the beneficial ownership of each class of our capital stock as of March 31, 2008 by:

•	Each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	Each director;

•	Each named executive officer; and

•	All directors and executive officers as a group.

The percentage of beneficial ownership of each class of our capital stock for the table is based on 12,132,410 shares of our common stock outstanding as of March 31, 2008. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our capital stock. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Transmeta Corporation, 2540 Mission College Boulevard, Santa Clara, California 95054.

Beneficial ownership is determined under the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of our capital stock over which the stockholder has sole or shared voting or investment power. It also includes shares of our capital stock that the stockholder has the right to acquire within 60 days after March 31, 2008, through the exercise of any option or warrant. However, the percentage ownership of the capital stock is based on the assumption, as required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our capital stock.

	Number of Shares		Percentage of Class
	Beneficially Owned (#)		Beneficially Owned (%)(1)
	Common	Series B	Common	Series B
Name of Beneficial Owner	Stock	Preferred Stock	Stock	Preferred Stock

Advanced Micro Devices, Inc.(2)	713,470	1,000,000	5.55	100.00
One AMD Place, Sunnyvale, CA 94088
Riley Investment Partners Master Fund, L.P.(3)	998,878	—	8.23	—
11100 Santa Monica Blvd., Suite 810 Los Angeles, CA 90025
Mark Nelson and Dana Johnson(4)	660,544	—	5.44	—
275 Long Ranch Road, St. Helena, CA 94574
Morgan Stanley(5)	605,414	—	4.99	—
1585 Broadway, New York, NY 10036
T. Peter Thomas(6)	596,588	—	4.91	—
William P. Tai(7)	196,304	—	1.62	—
John O’Hara Horsley(8)	87,063	—	*	—
Lester M. Crudele(9)	74,300	—	*	—
David R. Ditzel(10)	58,296	—	*	—
Murray A. Goldman(11)	55,673	—	*	—
R. Hugh Barnes(12)	29,239	—	*	—
Rick Timmins(13)	14,423	—	*	—
Robert V. Dickinson(14)	12,675	—	*	—
Arthur L. Swift	—	—	—	—
Sujan Jain	—	—	—	—
Ralph J. Harms	—	—	—	—
Robert Bismuth	—	—	—	—
Daniel L. Hillman	—	—	—	—
All current directors and executive officers as a group (10 persons)(15)	1,066,265	—	8.61	—

*	Less than 1% ownership.

(1)	Percentage of shares beneficially owned is based on 12,132,410 shares of common stock and 1,000,000 shares of B Preferred Stock outstanding as of March 31, 2008.

(2)	As reported on Schedule 13G filed on July 3, 2007. The 1,000,000 shares of Series B Preferred Stock owned by Advanced Micro Devices, Inc. is convertible, at any time at the option of Advanced Micro Devices, Inc., into 713,470 shares of common stock.

(3)	As reported on Schedule 13D/A filed on February 27, 2008.

(4)	As reported on Schedule 13D filed on December 18, 2007.

(5)	As reported on Schedule 13G filed on February 14, 2008.

(6)	Includes 7,581 shares held by Mr. Thomas that he may be deemed to own beneficially. Also includes 8,194 shares held by Institutional Venture Management VI, L.P, 378,485 shares held by Institutional Venture Partners VI, L.P. and 24,155 shares held by IVP Founders Fund I, L.P. T. Peter Thomas and seven other individuals are general partners of Institutional Venture Management VI, L.P., which is a general partner of each of Institutional Venture Partners VI, L.P. and IVP Founders Fund I, L.P. Also includes 1,333 shares held by Institutional Venture Management VII, L.P. and 64,667 shares held by Institutional Venture Partners VII, L.P. T. Peter Thomas, William P. Tai and eight other individuals are general partners of Institutional Venture Management VII, L.P., which is a general partner of Institutional Venture Partners VII, L.P. Also includes 97,500 shares held by Institutional Venture Partners VIII, L.P., 1,050 shares held by IVM Investment Fund VIII, LLC and 450 shares held by IVM Investment Fund VIII-A, LLC. T. Peter Thomas, William P.

Tai and nine other individuals are general partners of Institutional Venture Management VIII, L.P., which is a general partner of Institutional Venture Partners VIII, L.P., IVM Investment Fund VIII, LLC and IVM Investment Fund VIII-A, LLC. Each general partner disclaims beneficial ownership of the shares held by these funds except to the extent of his or her pecuniary interest in these shares. The address of Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Of the number of shares that are beneficially owned by Mr. Thomas, 13,173 shares are subject to options exercisable within 60 days after March 31, 2008.

(7)	Includes 19,496 shares held by Mr. Tai. Also includes 165,000 shares held by entities affiliated with Institutional Venture Partners, as to which Mr. Tai shares voting and dispositive power. The address of Institutional Venture Partners is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025. Also includes 135 shares held of record by Steven Kay and Augustus Owen Tai, as trustee for the Beauchamp Tai Irrevocable Children’s Trust dated October 1, 2000. Of the number of shares that are beneficially owned by Mr. Tai, 11,673 shares are subject to options exercisable within 60 days after March 31, 2008.

(8)	Of the number of shares that are beneficially owned by Mr. Horsley, 86,887 shares are subject to options exercisable within 60 days after March 31, 2008.

(9)	Of the number of shares that are beneficially owned by Mr. Crudele, 74,300 shares are subject to options exercisable within 60 days after March 31, 2008.

(10)	Of the number of shares that are beneficially owned by Mr. Ditzel, 58,296 shares are subject to options exercisable within 60 days after March 31, 2008.

(11)	Of the number of shares that are beneficially owned by Mr. Goldman, 21,673 shares are subject to options exercisable within 60 days after March 31, 2008.

(12)	Of the number of shares that are beneficially owned by Mr. Barnes, 21,673 shares are subject to options exercisable within 60 days after March 31, 2008.

(13)	Of the number of shares that are beneficially owned by Mr. Timmins, 14,423 shares are subject to options exercisable within 60 days after March 31, 2008.

(14)	Of the number of shares that are beneficially owned by Mr. Dickinson, 12,675 shares are subject to options exercisable within 60 days after March 31, 2008.

(15)	Consists of an aggregate of 1,066,265 shares held by our directors and executive officers and certain of their affiliates, including 256,477 shares issuable upon exercise of outstanding stock options held by our directors and executive officers that are exercisable within 60 days after March 31, 2008. See footnotes 6-14 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Other than the compensation arrangements described in “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described below, since January 1, 2007, there has not been nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $120,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Our certificate of incorporation limits the liability of our directors for monetary damages arising from breach of their fiduciary duties as directors, except to the extent otherwise required by the Delaware law, and our bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by Delaware law. In addition, since January 1, 2007, we have entered into our standard form indemnification agreement with Sujan Jain, our Executive Vice President and Chief Financial Officer, and Daniel L. Hillman, our Vice President of Engineering. This agreement provides for the indemnification of Messrs. Jain and Hillman for all expenses and liabilities incurred in connection with any action or proceeding brought against him by reason of the fact that he is or was an agent of Transmeta.

Director Independence

The Nominating and Corporate Governance Committee of our Board of Directors has determined that each of Messrs. Barnes, Dickinson, Goldman, Tai, Thomas and Timmins, each a non-employee director of Transmeta, is independent under the rules of the NASDAQ Stock Market. Mr. Crudele is no longer independent based upon his appointment in February 2007 to serve as our President and Chief Executive Officer. In making its independence determinations, the nominating and corporate governance committee each year reviews any transactions and relationships between the director, or any member of his or her immediate family, and is based on information provided by the director, our records and publicly available information during the year. Specifically, the Nominating and Corporate Governance Committee will consider the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% stockholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between us and any other public company for which the non-employee director serves as a director. During 2007, there were no relationships or transactions in these categories reviewed by the Nominating and Corporate Governance Committee, nor were there any other similar relationships or transactions that the Nominating and Corporate Governance Committee considered.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by Burr, Pilger and Mayer LLP, our independent registered public accounting firm, for professional services provided for fiscal years ended December 31, 2007 and December 31, 2006, respectively, were as follows:

	2007	2006

Audit Fees	$822,755	$842,275
Audit-Related Fees	17,640	4,250
Tax Fees	—	—
All Other Fees	—	—

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements and fees for the audit of our internal control over financial reporting as of December 31, 2007 and December 31, 2006, respectively, in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

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

Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Section 10A(i)(1) of the Securities Exchange Act requires that all audit and non-audit services to be performed by our principal accountants be approved in advance by our Audit Committee, subject to certain exceptions relating to non-audit services accounting for less than 5% of the total fees paid to our principal accountants that are subsequently ratified by our Audit Committee. Pursuant to Section 10A(i)(1) of the Securities Exchange Act, our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to our Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis.

All of the services described above respecting Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by our Audit Committee pursuant to the pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a).					X
31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a).					X
32.01	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMETA CORPORATION

By:	/s/ SUJAN JAIN
SUJAN JAIN
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

Dated: April 29, 2008

By:	/s/ LESTER M. CRUDELE
LESTER M. CRUDELE
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESTER M. CRUDELE [Principal Executive Officer] Lester M. Crudele	Chief Executive Officer and Director	April 29, 2008

/s/ SUJAN JAIN [Principal Financial Officer and Duly Authorized Officer] Sujan Jain	Executive Vice President and Chief Financial Officer	April 29, 2008

* Murray A. Goldman	Director	April 29, 2008

* R. Hugh Barnes	Director	April 29, 2008

* Robert V. Dickinson	Director	April 29, 2008

* William P. Tai	Director	April 29, 2008

Signature	Title	Date

* T. Peter Thomas	Director	April 29, 2008

* Rick Timmins	Director	April 29, 2008

*By:
/s/ SUJAN JAIN SUJAN JAIN Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	File
Number	Exhibit Title	Form	File No.	Exhibit	Date	Herewith

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a).					X
31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a).					X
32.01	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification by Sujan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X