Form 10-Q
period 2008-03-31
TRANSMETA CORP
filed 2008-05-12
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 12,152,065 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on April 15, 2008.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended March 31, 2008

Caution Regarding Forward-Looking Statements
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes contained in this report and with the information included in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports filed with the Securities and Exchange Commission (SEC). The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.
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
     Financial terminology, used widely throughout this Quarterly Report on Form 10-Q, has been abbreviated and, as such, these abbreviations are defined below for your convenience

Accounting Principles Board opinion	APB Opinion
Black-Scholes-Merton valuation model	BSM model
FASB Emerging Issues Task Force issue	EITF Issue
FASB Interpretation	FIN
FASB Staff Accounting Position	FSP
Financial Accounting Standards Board	FASB
SEC Staff Accounting Bulletin	SAB
Securities and Exchange Commission	SEC
Statement of Financial Accounting Standards	SFAS
     From time to time we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices, Inc.	AMD
Intel Corporation	Intel
Microsoft Corporation	Microsoft
Epson Corporation	Epson
Sony Coporation	Sony

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007(1)
	(unaudited)
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$138,922	$15,607
Short-term investments	19,921	2,968
Accounts receivable	126	163
Other receivables, current	19,138	149,400
Prepaid expenses and other current assets	2,567	2,476

Total current assets	180,674	170,614
Other receivables, long-term	67,195	85,200
Property and equipment, net	228	284
Patents and patent rights, net	909	2,388
Other assets	600	800

Total assets	$249,606	$259,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765	$341
Accrued compensation	13,128	15,351
Income tax payable	23	3,306
Accrued restructuring costs	980	1,592
Other accrued liabilities	1,391	1,028
Current portion of deferred income from settlement and licensing	23,460	23,460
Current portion of long-term payable	733	667

Total current liabilities	40,480	45,745
Long-term deferred income from settlement and licensing, net of current portion	205,275	211,140
Long-term payables, net of current portion	600	800

Total liabilities	246,355	257,685

Commitments and contingencies (notes 13 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; authorized shares — 5,000,000. Issued and outstanding shares — 1,000,000 and liquidation preference of $7.5 million, at March 31, 2008 and December 31, 2007	6,966	6,966
Common stock, $0.00001 par value, at amounts paid in; authorized shares — 50,000,000. Issued and outstanding — 12,132,410 shares at March 31, 2008 and 12,021,388 at December 31, 2007	740,957	739,268
Treasury stock — 39,843 shares at March 31, 2008 and December 31, 2007	(2,439)	(2,439)
Accumulated other comprehensive income	31	29
Accumulated deficit	(742,264)	(742,223)

Total stockholders’ equity	3,251	1,601

Total liabilities and stockholders’ equity	$249,606	$259,286

(1)	Derived from Transmeta’s audited financial statements as of December 31, 2007 but does not include all disclosures required by accounting principles generally accepted in the United States.
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands, except for per share data)
Revenue:
Product	$253	$142
License	240	—
Service	168	1,997

Total revenue	661	2,139

Cost of revenue:
Product	3	80
Service(*)	163	1,138
Impairment charge on inventories	—	364

Total cost of revenue	166	1,582

Gross profit	495	557
Operating expenses:
Income from settlement and licensing	(5,865)	—
Research and development(*)	2,850	4,936
Selling, general and administrative(*)	4,342	6,106
Restructuring charges, net	342	6,723
Amortization of patents and patent rights	1,480	1,712
Impairment charge on long-lived and other assets	—	294

Total operating expenses	3,149	19,771

Operating (loss) income	(2,654)	(19,214)
Interest income and other, net	2,615	509
Interest expense	(2)	(10)

Income (loss) before income tax	(41)	(18,715)
Provision for income taxes	—	19

Net income (loss)	$(41)	$(18,734)

Net income (loss) per share — basic	$(0.00)	$(1.88)

Net income (loss) per share — diluted	$(0.00)	$(1.88)

Weighted average shares outstanding — basic and diluted	12,113	9,961

Weighted average shares outstanding — diluted	12,113	9,961

(*) Includes stock-based compensation as follows:
Cost of service revenue	$82	$3
Research and development	847	(82)
Selling, general and administrative	$632	$382
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(41)	$(18,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,561	303
Depreciation	80	176
Gain on disposal of fixed assets, net	(4)	(89)
Realized gain on marketable securities	(14)	—
Amortization of patents and patent rights	1,479	1,711
Impairment charge on inventories	—	364
Impairment charge on long-lived and other assets	—	294
Non cash restructuring charges	342	6,723
Changes in operating assets and liabilities:
Accounts receivable, current	37	(144)
Inventories	—	(360)
Prepaid expenses and other current assets	(91)	(3)
Other receivables	148,267	—
Other assets	200	—
Accounts payable and accrued liabilities	(1,556)	(1,827)
Income tax payable	(3,283)	(9)
Deferred income from settlement and licensing	(5,865)	—
Deferred income	—	(15)
Advances from customers	—	(1,320)
Accrued restructuring charges	(954)	(4,389)

Net cash provided by (used in) operating activities	140,158	(17,319)

Cash flows from investing activities:
Purchase of available-for-sale investments	(44,685)	—
Proceeds from sale or maturity of available-for-sale investments	27,734	11,000
Proceeds from fixed asset disposals	4	92
Purchase of property and equipment	(24)	(9)

Net cash provided by (used in) investing activities	(16,971)	11,083

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	128	1,504

Net cash provided by financing activities	128	1,504

Increase (decrease) in cash and cash equivalents	123,315	(4,732)
Cash and cash equivalents at beginning of period	15,607	11,595

Cash and cash equivalents at end of period	$138,922	$6,863

(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview
Formation and Business of the Company
     Transmeta Corporation (the “Company” or “Transmeta”) develops and licenses innovative computing, microprocessor and semiconductor technologies and related intellectual property. Incorporated in California as Transmeta Corporation on March 3, 1995, Transmeta was reincorporated on October 26, 2000 as a Delaware corporation. Transmeta first became known for designing, developing and selling its highly efficient x86-compatible software-based microprocessors, which deliver a balance of low power consumption, high performance, low cost and small size suited for diverse computing platforms.
     The Company is presently focused on licensing to other companies its advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under its LongRun2tm trademark) and its portfolio of intellectual property rights.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the SEC. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, inventory valuations, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have had no impact on previously reported net loss or working capital.
2. Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (cumulative deficit) in the year the statement is adopted. SFAS 159 was effective for Transmeta beginning on January 1, 2008. The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening cumulative deficit balance.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires the acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date. SFAS 141(R) further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, that restructuring costs generally be expensed in periods subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally be recorded as income tax expense. In addition, acquired in-process research and development will be capitalized as an intangible asset and amortized over its estimated useful life. Transmeta’s adoption of SFAS 141(R) will prospectively change its accounting treatment for any business combinations effected starting January 1, 2009. Earlier adoption is prohibited.
     In December 2007, the FASB issued Statement No.160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. As of March 31, 2008, Transmeta did not have any minority interests, so it anticipates no impact from adopting SFAS 160. Transmeta’s adoption of SFAS 160 will prospectively change its accounting treatment for any non-controlling interests acquired starting January 1, 2009. Earlier adoption is prohibited.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers by one year the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which for Transmeta is effective beginning January 1, 2009. We are currently evaluating the impact of adopting the provisions of FSP 157-2.
     On April 25, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Asset” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for Transmeta beginning January 1, 2009. Earlier adoption is prohibited.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Net Comprehensive Loss
     Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive loss for the three month periods ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Net loss	$(41)	$(18,734)
Net change in unrealized gain (loss) on investments	(12)	26
Net change in foreign currency translation adjustments	14	47

Net comprehensive loss	$(39)	$(18,661)

     The components of accumulated other comprehensive income, net of taxes as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Net unrealized loss on investments	$(16)	$(4)
Cumulative foreign currency translation adjustments	47	33

Accumulated other comprehensive income	$31	$29

4. Income from Settlement and Licensing
     On December 31, 2007, Transmeta entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement with Intel, thus settling patent infringement litigation between Transmeta and Intel. Under the terms of the agreement, the

Company received from Intel an initial payment of $150 million in January 2008. In addition, Transmeta will receive from Intel annual payments of $20 million for each of the next five years, for total additional payments of $100 million. The agreement grants Intel a perpetual non-exclusive license to all of Transmeta’s patents and patent applications, including any patent rights later acquired by Transmeta, now existing or as may be filed during the next ten years. Transmeta also agreed to transfer technology and to grant to Intel a non-exclusive license to Transmeta’s LongRun and LongRun2 technologies and future improvements. Intel granted Transmeta a covenant not to sue for the Company’s development and licensing to third parties of its LongRun and LongRun2 technologies.
     The Company expects to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by Transmeta during the ten-year capture period cannot be determined. The Company reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore the Company expects to recognize the entire present value of $234.6 million as a ratable ten-year income from settlement and licensing within operations of $23.5 million per year in years 2008 through 2017. The Company applied Accounting Principles Board (“APB”) Opinion No. 21 “Interest on Receivables and Payables” in recording the present value of $234.6 million. The $15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in years 2008 to 2013.
     As of March 31, 2008 and December 31, 2007, the present value of other receivables from Intel was as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Non-interest bearing note, consisting of
Payments of 5 x $20 million (due Jan 2009-Jan 2013) as of March 31, 2008; plus the initial $150 million payment (due Jan 2008) as of December 31, 2007	$100,000	$250,000

Unamortized discount on $150 million initial payment, based on 4.70% imputed interest rate	—	(600)
Unamortized discount on $100 million of 2009-2013 payments, based on 5.41% imputed interest rate	(13,667)	(14,800)

Less unamortized discount based on imputed interest rates	(13,667)	(15,400)

Present value of other receivables from Intel	$86,333	$234,600

Other receivables, current	19,138	149,400
Other receivables, long-term	67,195	85,200

Present value of other receivables from Intel	$86,333	$234,600

As of March 31, 2008, the Company expects to recognize income from settlement and licensing within operations of $5.9 million per quarter for the following 39 quarters. In addition, Transmeta expects to recognize imputed interest income of $13.7 million over the period extending from the second quarter 2008 through the first quarter 2013.
5. Financial Statement Components
Property and Equipment
     The following table presents property and equipment information for March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(In thousands)
Property and equipment, net
Leasehold improvements	$2,325	$2,325
Computer equipment	3,543	3,519
Furniture and fixtures	395	395
Computer software	775	775

	7,038	7,014
Less accumulated depreciation and amortization	(6,810)	(6,730)

Total	$228	$284

6. Cash and Cash Equivalents, Marketable Securities and Fair Value of Financial Instruments
     The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less, to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest income and other, net. Realized gains and losses are recognized based on the specific identification method.
     All cash equivalents and short-term investments as of March 31, 2008 and December 31, 2007, which were classified as available-for-sale, are summarized below:

			Gross
			Unrealized Gain
	Fair Value	Book Value	(Loss)
	(In thousands)
As of March 31, 2008
Money market funds	$10,622	$10,622	$—
Federal agency paper	89,976	89,965	11
Commercial paper	56,846	56,873	(27)

Total cash equivalents and marketable securities	157,444	157,460	(16)
Cash	1,399	1,399	—

Total cash, cash equivalents and short term investments	$158,843	$158,859	$(16)

As of December 31, 2007
Money market funds	$14,627	$14,627	$—
Federal agency paper	—	—	—
Commercial paper	2,968	2,972	(4)

Total cash equivalents and marketable securities	17,595	17,599
Cash	980	980	—

Total cash, cash equivalents and short term investments	$18,575	$18,579	$(4)

     Available-for-sale securities and cash are reported at fair value and classified as follows.

	March 31,	December 31,
	2008	2007
	(In thousands)
Cash	$1,399	$980
Cash equivalents	137,523	14,627
Short term investments	19,921	2,968

Total cash, cash equivalents and short term investments	$158,843	$18,575

     The following is a summary of estimated fair values of marketable securities, and the associated unrealized loss, by contractual maturity:

		Gross
		Unrealized Gain
	Fair Value	(Loss)
	(In thousands)
As of March 31, 2008:
Amounts maturing within one year	$157,444	$(16)
Amounts maturing after one year, within five years	—	—

Total cash equivalents and marketable securities	$157,444	$(16)

As of December 31, 2007:
Amounts maturing within one year	$17,595	$(4)
Amounts maturing after one year, within five years	—	—

Total cash equivalents and marketable securities	$17,595	$(4)

     The Company had a restricted cash balance of $110,000 at March 31, 2008 and December 31, 2007 which served as collateral for the Company’s credit card program.
     The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three months ended March 31, 2008 and 2007, the Company had approximately $14,000 and zero, respectively, gross realized gain on sales of its available-for-sale securities.
     To date, there have been no impairment charges on the Company’s available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities purchased during the most recent three months. The Company has determined that the gross unrealized losses on its available-for-sale securities as of March 31, 2008 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The total gross unrealized loss of approximately $27,000 as of March 31, 2008 relates to securities with a fair value of $56.8 million that have been in a loss position for less than twelve months.
Fair Value of Financial Instruments
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company beginning January 1, 2008, except for non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2	-	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable (i.e., supported by little or no market activity).
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement (in thousands):

		(Level 1)	(Level 2)
Quoted Prices in Active
	Balance as of	Markets of Identical	Significant Other
	March 31, 2008	Assets	Observable Inputs

Available-for-sale securities	$157,444	$10,622	$146,822

     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).
     FASB’s Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”) also became effective the first quarter of fiscal 2008. This option was not chosen, so marketable securities continue to be accounted for as available-for-sale securities under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

7. Stock Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related all Transmeta’s stock-based compensation plans.
     Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of stock option forfeitures, and is recognized as expense over the employees’ expected requisite service period, using the straight-line method.
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchase grants under SFAS 123(R) for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(In thousands, except for per share data)
Stock-based compensation expense by type of award:
Employee stock options	$1,519	$934
Employee stock purchase plan	42	(631)

Total stock-based compensation	1,561	303
Tax effect on stock-based compensation	—	—

Net effect of stock-based compensation on net income (loss)	$1,561	$303

Effect on earnings per share:
Basic	$0.13	$0.03

Diluted	$0.13	$0.03

     Stock Options and Employee Stock Purchase Plan (“ESPP”): Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were $0.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during the three months ended March 31, 2008 and 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     For the three months ended March 31, 2008, the Company recorded $42,000 of stock-based compensation expense related to ESPP, while for the three months ended March 31, 2007, the Company recorded an ESPP credit of $631,000. The $631,000 ESPP credit recorded for the three months ended March 31, 2007 was due to true-up of prior accruals upon the January 31, 2007 purchase date reflecting reduced employee contributions due to the headcount reductions. Compensation expense in connection with ESPP for the three months ended March 31, 2008 and 2007 included a charge resulting from the Company’s modifying prior offerings. In accordance with the terms of the 2000 Employee Stock Purchase Plan (“2000 Purchase Plan”), if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. During the three months ended March 31, 2008 and 2007, the Company recorded modification charges of zero and $18,000, respectively, related to the 2000 Purchase Plan which is included in the table above under the caption “Employee stock purchase plan.”
     Valuation Assumptions
          Transmeta estimates the fair value of stock options using the BSM model. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by Transmeta’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and Transmeta’s results of operations could be materially impacted.

     The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended March 31,
Employee Stock Option Plans	2008	2007
Risk-free interest rate	2.2%	4.7%
Expected life in years	3	4
Expected stock price volatility	103%	87%
Weighted-average fair value of stock options granted	$8.35	$8.71

	Three Months Ended March 31,
Employee Stock Purchase Plan (ESPP)	2008	2007
Risk-free interest rate	2.1%	5.1%
Expected life in years	1.25	1.25
Expected stock price volatility	151%	71%
Weighted-average fair value of purchase rights granted under the purchase plan	$9.27	$6.40
     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 17.2% and 13.6% for its employees’ options and directors’ and officers’ options, respectively. The Company also uses a forfeiture rate of 55% for its employee stock purchases for the three months ended March 31, 2008 and 32% for the three months ended March 31, 2007. Accordingly, as of March 31, 2008, the Company estimated that the stock-based compensation for the awards not expect to vest was approximately $4.8 million. Therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $11.0 million after including estimated forfeitures. This will be recognized over a weighted-average period of approximately 3.2 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis. Zero dollars of stock-based compensation were capitalized as inventory, and none was capitalized as deferred costs as of March 31, 2008.
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected life of the options. The expected life calculation for Employee Stock Option Plans is based on historical trends. The expected life assumption used for the employee stock purchase plan is the weighted average expected life for the four purchase periods within each 24-month offering period.
     Tax effects of stock-based compensation
   Transmeta has adopted the “alternative transition method” in accordance with SFAS 123(R) to calculate the excess tax credit pool.
8. Employee Stock Option Plans
Equity Incentive Plans
     The Company’s Equity Incentive Plans authorize the award of options, restricted stock and stock bonuses, and provide for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. Under the Company’s Equity Incentive Plans, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.
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

     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the three months ended March 31, 2008:

		Stock Options Outstanding
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
	Shares Available	Number of	Exercise	Term	Intrinsic Value
	for Grant	Shares	Price	(In Years)	(In thousands)
Balance at December 31, 2007	1,429,195	1,897,368	$19.42
Additional shares reserved	601,069
Options granted	(16,000)	16,000	13.09
Options exercised		(122,000)	—
Options forfeited / canceled / expired	242,523	(242,523)	15.51

Balance at March 31, 2008	2,256,787	1,548,845	$21.50	8.0	$279

Vested and expected to be vested		1,251,355	$23.33	7.6	$214

Shares exercisable:
March 31, 2008		526,028	$36.86	4.8	$50

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised were $1.5 million and $95,000 for the three months ended March 31, 2008 and 2007, respectively.
     The exercise prices for options outstanding and exercisable as of March 31, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted	Weighted
		Average	Average		Weighted
	Shares	Contractual	Exercise	Shares	Average
Range of Exercise Prices	Outstanding	Life Years	Price	Exercisable	Exercise Price
$10.04 - $12.40	158,000	9.45	$11.14	35,789	$11.51
$13.00 - $13.32	4,143	7.37	13.23	1,143	13.00
$13.36 - $13.36	802,800	9.71	13.36	—	—
$13.40 - $15.00	216,841	6.85	14.46	155,050	14.78
$15.80 - $29.60	155,575	5.90	25.08	122,560	24.08
$31.40 - $62.20	173,873	3.02	46.24	173,873	46.24
$66.60 - $190.00	33,129	1.95	137.05	33,129	137.05
$223.40 - $223.40	450	3.10	223.40	450	223.40
$244.80 - $244.80	600	3.16	244.80	600	244.80
$260.20 - $260.20	3,434	3.13	260.20	3,434	260.20

$10.04 - $260.20	1,548,845	7.96	$21.50	526,028	$36.86

Par Value Stock Options
     On December 17, 2007, Transmeta’s Board of Directors approved the issuance of two groups of grants of restricted shares to employees in the form of par value stock options to purchase Transmeta common stock. A total of 122,000 shares were granted under the two grants. The first group of grants, for an aggregate of 25,100 shares, vested with respect to 100% of the shares upon Transmeta’s receipt of the initial $150 million payment from Intel in January 2008. The second group of grants, for an aggregate of 96,900 shares, will vest with respect to 100% of the shares on August 22, 2008. In the three months ended March 31, 2008, a total of 24,600 shares from the second group were repurchased and retired by the Company due to termination of employment for certain employees.
Employee Stock Purchase Plan
     The Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 100,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. There were 13,622 and 77,563 shares purchased under the Purchase Plan during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, 870,588 shares had been issued under the Purchase Plan. At March 31, 2008, the total compensation cost related to options to purchase the Company’s common stock under the Purchase Plan but not yet recognized was approximately $0.1 million and will be recognized on a straight-line basis over a weighted-average period of approximately 1.3 years.
9. Stockholders’ Equity
     The following table summarizes the changes in stockholders’ equity:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Beginning balance:	$1,601	$42,683
Net loss	(41)	(18,734)
Proceeds from stock option exercises and ESPP	128	1,504
Stock-based compensation expense	1,561	270
Other comprehensive income	2	73

Ending balance:	$3,251	$25,796

     The corresponding changes in common shares outstanding, adjusted for the August 2007 one-for-20 reverse split, during the three months ended March 31, 2008 and 2007, are summarized below:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Beginning balance:	12,021,388	9,893,820
Shares issued from stock option exercises and ESPP	13,622	101,869
Shares issued to employees as par value stock options	122,000	—
Stock repurchased and retired	(24,600)	—

Ending balance:	12,132,410	9,995,689

Outstanding Warrants
     Transmeta has periodically granted warrants in connection with certain lease and bank agreements and consulting services. Additionally, one million warrants with five-year term and $9.00 exercise price were issued in September 2007 as part of a direct placement of registered common stock and warrants. The following previously-issued warrants to purchase common stock (as adjusted) remain outstanding at March 31, 2008:

		Exercise
Issuance	Number of	Price per
Date	Shares	Share	Expiration Date
April 1998	12,000	$25.00	April 2008
September 2007	1,000,000	$9.00	September 2012

	1,012,000

Series B Preferred Stock
     In July 2007, the Company sold 1,000,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) to Advanced Micro Devices, Inc., a Delaware corporation (“AMD”) in consideration for $7.5 million cash, with net proceeds of approximately $7.0 million after issuance costs. The Series B Preferred Stock is convertible, at any time at the option of AMD, into 713,470 shares of the Company’s common stock. Concurrently with this stock purchase agreement, the Company also entered into a voting agreement with AMD and a registration rights agreement relating to the Company’s Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to vote on all matters and is entitled to the number of votes per share of the Series B Preferred Stock equal to the number of shares of the Company common stock into which each share of Series B Preferred Stock is convertible.
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
Warrants issued in September 2007
     In September 2007 the Company issued warrants with a five year term to purchase one million shares of Transmeta common stock at an exercise price of $9.00 per share as part of a $12.8 million direct placement offering of registered common stock and warrants. These warrants contain specific terms for a Fundamental Transaction.
     A “Fundamental Transaction” occurs if, while the warrant is outstanding, (1) Transmeta pays a dividend in, or makes a distribution of, shares of its capital stock, (2) consolidates or merges with or into another corporation, or (3) sells, transfers or disposes of its property, assets or business, resulting in distribution to Transmeta common shareholders of cash, of the successor’s or acquirer’s common stock, or of any other kind of securities or property.
     In these cases, the warrant holder will receive, upon exercise, the same amount and kind of cash, securities or property from such Fundamental Transaction, as if the warrant exercise occurred immediately prior to such transaction. The successor or acquirer Company has the obligation to provide the warrant holders this consideration.
     Certain limited “Fundamental Transactions” permit the holder of a warrant to receive cash consideration in lieu of Company common stock, at the warrant holder’s option. These transactions must be a consolidation or merger (with loss of majority voting power) or sale of all or substantially all of Transmeta’s assets. Additionally, such select transactions must be for either all cash, a Rule 13-3e transaction, or for equity of a non-traded entity. In these cases, warrant holders may choose between exercise for Company common stock (as above) or receipt of cash determined by the Black-Scholes-Merton option value of the remaining term of the unexercised warrants. The Black-Scholes-Merton pricing model to be used has specific terms for average common share price, risk-free interest rate and historical price volatility.

10. Earning (Loss) per Share
     Earnings (loss) per share is calculated in accordance with SFAS 128, “Earnings Per Share”. Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants, convertible preferred stock and employee stock purchases. The dilutive effect of the convertible preferred stock is calculated under the if-converted method, giving income recognition for the add back of any deemed dividend for the beneficial conversion feature at issuance of the preferred stock. The dilutive effect of other outstanding potential shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

	Three Months Ended
		March 31,
	March 31, 2008	2007
	(In thousands, except per share
	amounts)
Numerator:
Net loss, as reported	$(41)	$(18,734)

Denominator:
Weighted average shares used to compute basic net loss per share	12,113	9,961
Dilutive potential shares	—	—

Shares used to compute diluted net loss per share	12,113	9,961

Basic and diluted net loss per share	$(0.00)	$(1.88)

     For the calculation of diluted net loss per share for the three months ended March 31, 2008 and 2007, the Company excluded all outstanding stock options, warrants, and convertible preferred stock because these securities are anti-dilutive for any period reporting a net loss. Options, warrants, and convertible preferred stock to purchase approximately 3.3 million and 1.6 million shares of common stock as of March 31, 2008 and 2007, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.
11. Restructuring Charges
     For the three months ended March 31, 2008, the Company recorded $0.3 million of restructuring charges, compared to $6.7 million for the same period of fiscal 2007. The Company recorded termination and severance charges of $5.8 million related to a workforce reduction during the first three months of 2007 as a result of the Company’s strategic restructuring to focus its ongoing efforts on licensing The Company’s advanced technologies and intellectual property. During three months ended March 31, 2008, the Company recorded a restructuring benefit of approximately $1,000 as a result of revisions to its estimates of employee benefit charges.
     In March 2007, the Company incurred $0.9 million of restructuring charges relating to facilities resulting from the vacating of a portion of previously occupied building space net of cash flows associated with a new subtenant that took occupancy on April 1, 2007. During the three months ended March 31, 2008, the Company recorded $0.2 million restructuring charges as a revision to its estimates of potential sublease income for the remaining lease term ending June 30, 2008.

     Accrued restructuring charges consist of the following at March 31, 2008:

	Excess	Workforce
	Facilities	Reduction	Total
		(In thousands)
Balance as of December 31, 2007	$1,537	$55	$1,592

Restructuring charges	131	—	131
Change in estimates	212	(1)	211
Cash drawdowns	(951)	(3)	(954)

Balance as of March 31, 2008	$929	$51	$980

     The remaining accrued restructuring costs represent primarily the estimated loss on abandoned facilities (net of subtenant lease income) of $0.9 million and headcount related reserve of approximately $51,000, which are expected to be paid over the next three months from the Company’s existing cash and cash equivalents balances.
12. Business Segments and Major Customers
     The Company has determined that, in accordance with FASB’s SFAS 131, “Disclosure About Segments of an Enterprise and Related Information,” it operates in one segment and is evaluated by management on a single segment basis: the development, licensing, marketing and sale of hardware and software technologies for the semiconductor and computing market.
     Sales by geographic area are categorized based on the customer’s billing address. The following is a summary of the Company’s net revenue by major geographic area during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Japan	58%	93%
North America	42%	*	%
Other	* %	*	%

*% represents less than 10% of total revenue
     Revenues are highly concentrated among those customers each comprising more than 10% of period revenue. For the three months ended March 31, 2008 and 2007 there were three and one such customers, respectively, that accounted for 96% and 86%, respectively, of total revenues,.
     Customer accounts receivable are also highly concentrated among those customers each comprising more than 10% of trade receivables. As of March 31, 2008 and December 31, 2007, respectively, there were two and one such customers, respectively, which accounted for 91% and 99%, respectively, of total trade receivables.
     Long lived assets of $1.7 million and $3.5 million as of March 31, 2008 and December 31, 2007, respectively, were located entirely within the United States.
13. Commitments and Contingencies
     The Company leases a total of approximately 126,225 square feet of office space in Santa Clara, California, under leases expiring in June 2008. As a result of its workforce reductions in fiscals 2002, 2005 and 2007, the Company vacated approximately 99,539 square feet of office space in Santa Clara, California. As of March 31, 2008, approximately 57,100 square feet of vacated office space had been subleased. The Company is still evaluating its alternatives for Santa Clara office space after the current leases expire in June 2008.
     The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through 2009. Of the total operating lease commitments of $2.4 million included in the table below, the Company has accrued $0.9 million of the liabilities as a component of accrued restructuring costs. The Company has entered into agreements that expire in 2008 to sublease portions of its facilities that were vacated as part of the restructuring plans.

     The Company’s contractual obligations at March 31, 2008 are summarized in the table below:

	Future Minimum Payments Due by Period
		Remainder of
	Total	2008	2009
		(In thousands)
Operating leases(1)	$1,024	$1,024	$—
Unconditional contractual obligations(2)	1,333	533	800

Total	$2,357	$1,557	$800

(1)	Operating leases include agreements on building facilities, less remaining fiscal 2008 sublease income of $169,000.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on Transmeta and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development
Indemnifications and warranties
     In connection with its former product business, the Company typically provided a warranty that includes factory repair services or replacement as needed for replacement parts on its products for a period of one year from shipment. The Company recorded a provision for estimated warranty cost upon shipment of its products. Warranty cost has been within management’s expectations to date and has not been material.
     The Company generally sells its products and certain technology licenses with a limited indemnification of customers against intellectual property infringement claims related to those products or technologies. The Company’s policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated and to accrue for estimated incurred but unidentified issues based on historical activity. To date, there are no such accruals or related expenses.
     As permitted under Delaware law, the Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is or was serving, at the Company’s request, in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited. The Company has a director and officer insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts to be paid. To date, payments under these agreements have not been material.
14. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement of Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” intended to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense
     At January 1, 2007, the cumulative unrecognized tax benefit per FIN 48 was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits. At December 31, 2007, the Company had $8.2M of unrecognized tax benefits of which $22.9K impacted the effective tax rate. For the three months ended March 2008 and 2007, no interest related to unrecognized tax benefits was recorded.
     At March 31, 2008, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state tax authorities for the years ending December 31, 1999 through 2007 due to carryforward of unutilized net operating losses and research development credits.
     For FIN 48 purposes, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal, state, and foreign income taxes.

     15. Litigation and Asserted Claims
     Litigation
          The Company is subject to legal claims and litigation arising in the ordinary course of its business, such as employment or intellectual property claims, including but not limited to the matters described below. Although there are no legal claims or litigation matters pending that the Company expects to be material in relation to its business, consolidated financial condition, results of operations or cash flows, legal claims and litigation are subject to inherent uncertainties and an adverse result in one or more matters could negatively affect its results.
     Beginning in September 2001, the Company, certain of its directors and former officers, and certain of the underwriters for its initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with the Company’s initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against the Company and several of its directors and former officers under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, the Company joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although the Company and the individual defendants believe that the complaints are without merit and deny any liability, but because they also wished to avoid the continuing waste of management time and expense of litigation, they accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. The Company’s insurance carriers were part of the proposed settlement, and the Company and the individual Transmeta defendants expect that their share of any global settlement will be fully funded by their director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on the Company’s case. The Company expects that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and the Company believes that the likelihood that it would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve any settlement in whole or part. In the event that the parties do not reach agreement on a final settlement, the Company and the Transmeta defendants believe that they have meritorious defenses and intend to defend any remaining action vigorously.
     In October 2006, the Company filed a lawsuit against Intel in the United States District Court for the District of Delaware for infringement of ten Transmeta U.S. patents covering computer architecture and power efficiency technologies. The Company’s complaint, as amended, charged Intel with infringing 11 Transmeta patents by making and selling a variety of microprocessor products, and requested an injunction against Intel’s sales of infringing products as well as monetary damages. Intel filed its answer in January 2007, denying infringement of any of the Transmeta patents and asserting that all of the Transmeta patents in suit are invalid and unenforceable for inequitable conduct. Intel’s answer also included counterclaims alleging that the Company infringed seven Intel patents by making and selling its Crusoe and Efficeon micro processors. Intel requested an injunction against the Company’s sales of infringing products as well as monetary damages. In February 2007, the Company filed its reply to Intel’s counterclaims, denying infringement of any of the Intel patents and contending that all of the Intel patents are invalid and that three of the Intel patents are unenforceable for inequitable conduct. In October 2007, the Company entered into and announced a binding term sheet with Intel to settle all claims between the Company and Intel. On December 31, 2007, the Company and Intel entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement to effectuate that settlement. The settlement, release and license agreement provides for Intel to make an initial $150 million payment to the Company within 30 days of December 31, 2007, as well as annual payments of $20 million for each of the next five years, for total payments of $250 million. The agreement grants Intel a perpetual non-exclusive license to all of the Company’s patents and patent applications, including any patent rights later acquired by the Company, now existing or as may be filed during the next ten years. The Company also agreed to transfer technology and to grant to Intel a non-exclusive license to the Company’s LongRun and LongRun2 technologies and future improvements. Intel granted the Company a covenant not to sue for the Company’s development and licensing to third parties of its LongRun and LongRun2 technologies. Finally, the parties agreed to dismiss the litigation with prejudice and for a mutual general release of all claims between the parties, with each party to bear its own costs. On January 28, 2008, Intel made and the Company received the initial payment of $150 million. On January 31, 2008, Transmeta and Intel jointly filed a stipulation of dismissal with the United States District Court in Delaware dismissing this case with prejudice.
     In July 2007, the Company received a letter on behalf of a putative stockholder, Vanessa Simmonds, demanding that Transmeta investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act against the underwriters of the Company’s November 2000 initial public offering and unidentified directors, officers and stockholders of the Company. In October 2007, Simmonds filed a purported shareholder derivative action in the United States District Court for the Western District of Washington, captioned Simmonds v. Morgan Stanley, et al., Case No. C07-1636 RSM, against three of the underwriters of Transmeta’s initial public offering. In February 2008, Simmonds filed an amended complaint. None of the Company’s current or former directors or officers is named as a party in the action. The Company is named only as a nominal defendant in the action, and Simmonds does not seek any remedy or recovery from the Company. In March 2008, the court entered a stipulated order providing that the Company shall not be required to answer or otherwise respond to the amended complaint.
     On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. No amended complaint has been filed as of the date of this report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Quarterly Report on Form 10-Q.
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
      On December 31, 2007, we entered into a settlement agreement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies. As of March 31, 2008, we expect to recognize income from our settlement and licensing agreement with Intel within operations of $5.9 million per quarter for the following 39 quarters.

     Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenue
Product	38%	7%
License	36%	0%
Service	26%	93%

Total Revenue	100%	100%

Costs of product	0%	4%
Costs of license	0%	0%
Costs of service(*)	25%	53%
Impairment charges on long-lived assets	0%	17%

Total cost of revenue	25%	74%

Gross profit	75%	26%

Operating expenses:
Income from settlement and licensing	(887%)	0%
Research and development(*)	431%	231%
Selling, general and administrative(*)	657%	285%
Restructuring charges, net	52%	314%
Amortization of patents and patent rights	223%	80%
Impairment charge on long-lived and other assets	0%	14%

Total operating expenses	476%	924%

Operating loss	(401%)	(898%)
Interest income and other, net	396%	23%
Interest expense	0%	0%

Income (loss) before income taxes	(5%)	(875%)
Provision for income taxes	0%	1%

Net income (loss)	(5%)	(876%)

(*) Includes stock-based compensation as follows:
Cost of service revenue	12%	0%
Research and development	128%	(4%)
Selling, general and administrative	96%	18%
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

	Three Months Ended
			$ Change	% Change
	March 31,	March 31,	2008 to	2008 to
	2008	2007	2007	2007
	(In thousands)
Product	$253	$142	$111	78%
License	240	—	240	n/a
Service	168	1,997	(1,829)	(92%)

Total revenue	$661	$2,139	$(1,478)	(69%)

Total revenue in the three months ended March 31, 2008 decreased by $1.5 million over the three months ended March 31, 2007.

     Product Revenue. Product revenue increased by $0.1 million to $0.3 million for the three months ended March 31, 2008 from $0.1 million over the comparable period in fiscal 2007. The increase was due to the sales of previously reserved inventory. We have exited the business of selling microprocessor products and expect no further product revenues in fiscal 2008.
     License Revenue. License revenue for the three months ended March 31, 2008 consisted of $0.2 million in royalties from our LongRun2 licensee and $25,000 from a limited-term license to evaluate certain non-LongRun2-related technologies compared to none in the first quarter of fiscal 2007. Our receipt of royalties from our LongRun2 licensees depends on our licensees’ incorporating our technology into their manufacturing products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies.
     We expect that our license revenue will vary from period to period, depending in part on the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by our licensees.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support service revenue; (ii) fixed fee development service revenue; and (iii) time-and-materials-based design service revenue. Service revenues in the three months ended March 31, 2008 decreased by $1.8 million over the comparable period in fiscal 2007. The decrease in service revenue was primarily attributable to the completion of Sony and Microsoft engineering service contracts in the first quarter of 2007. Service revenue in the three months ended March 31, 2008 consisted of a $0.2 million time and materials service contract for an existing LongRun2 licensing customer. We have decided not to continue pursuing engineering services as a separate line of business; however, we intend to continue providing engineering and support services as an important element of our technology licensing business.
     Deferred income related to services was zero at March 31, 2008 and 2007.
Customer Concentration Information
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products containing our microprocessors. Revenues are highly concentrated among those customers each comprising more than 10% of annual revenue. For the three months ended March 31, 2008, three customers accounted for more than 10% of total revenues each. For the three months ended March 31, 2007, Sony accounted for more than 10% of total revenues.
Costs of Revenues
     Costs of revenues, consisting of cost of product revenue, cost of license revenue and cost of service revenue, are summarized for the three months ended March 31, 2008 and 2007 in the following table:

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Product(*)	$3	$80	$(77)	(96%)
License	—	—	—	n/a
Service(*)	163	1,138	(975)	(86%)
Impairment charge on inventories	—	364	(364)	(100%)

Total cost of revenue	$166	$1,582	$(1,416)	(90%)

(*) Includes stock-based compensation as follows:
Cost of product revenue	$—	$—	$—	n/a
Cost of service revenue	$82	$3	$79	2633%

Cost of Product Revenue
     The decrease of $77,000 in our cost of product revenue to $3,000 for the three months ended March 31, 2008 was primarily due to the product sales of previously written-down and fully reserved inventory in the first quarter of fiscal 2008, resulting in gross margin for the product business of 99% and 44% for the three months ended March 31, 2008 and 2007, respectively.
     Cost of License Revenue
     There was no associated cost of licensing revenue for the three months ended March 31, 2008 and 2007. All license revenue in the first quarter of fiscal 2008 was related to royalties and a limited-term license to evaluate certain non-LongRun2-related technologies.
     Cost of Service Revenue
     The cost of service revenue is comprised of three sub-types: (i) maintenance and technical support services pursuant to LongRun2 licenses; (ii) fixed fee development services; and (iii) time and materials based design services. Cost of service revenue is comprised mainly of compensation and benefits of engineers assigned directly to the projects, hardware and software, and other computer support.
     The decreases in cost of service revenue in the three months ended March 31, 2008 compared to the same periods in fiscal 2007 was $1.0 million as a result of the decrease in headcount related costs due to completion of the design service contract for Sony and Microsoft in the first quarter of fiscal 2007.
     Impairment Charges on Inventories
     In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we received no production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded impairment for all our remaining 90 nanometer Efficeon products as of December 31, 2006. In the first quarter of fiscal 2007 we received an additional $0.4 million of new raw material for the FlexGo program of Fujitsu die, which we impaired as of March 31, 2007. In the three months ended March 31, 2008, we recognized $ 0.3 million in product revenue from sales of previously-reserved inventory. All remaining reserved inventory is in the process of being scrapped in the second quarter of fiscal 2008.
Income from Settlement and Licensing

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Income from settlement and licensing	$5,865	$—	$5,865	n/a

     For the three months ended March 31, 2008 and 2007, we recognized income from settlement and licensing of $5.9 million and zero, respectively. We expect to recognize the entire present value of $234.6 million from the settlement, release and license agreement entered into with Intel on December 31, 2007 as income from settlement and licensing within operations, on a ten-year ratable basis, over the years 2008-2017. As of March 31, 2008, we expect to recognize income from settlement and licensing within operations of $5.9 million per quarter for the following 39 quarters.

Research and Development
     Total research and development expenses for the comparative periods are summarized in the following table:

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Research and development expenses	$2,003	$5,018	$(3,015)	(60%)
Stock-based compensation	847	(82)	929	n/a

Total research and development expenses	$2,850	$4,936	$(2,086)	(42%)

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Amount classified to costs of service revenue	$81	$1,099	$(1,018)	(93%)
Stock-based compensation for cost of service revenue	82	3	79	2633%

Total amount classified to cost of service revenue	$163	$1,102	$(939)	(85%)

     Research and development expenses in the three months ended March 31, 2008 decreased by $2.1 million compared to the same period in fiscal 2007. The $2.1 million decrease was primarily due to decrease of $2.6 million in compensation as a result of headcount reductions, $0.3 million in other expenses, and $0.1 million in software and hardware maintenance expense, partially offset by increase of $0.9 million due to lower allocations-out for cost of revenue on the Sony contract.
Selling, General and Administrative

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Selling, general and administrative expenses	$3,710	$5,724	$(2,014)	(35%)
Stock-based compensation	632	382	250	65%

Total selling, general and administrative expenses	$4,342	$6,106	$(1,764)	(29%)

     Selling, general and administrative expenses for the three months ended March 31, 2008 decreased by $1.8 million compared to the same period of fiscal 2007 due to decrease of $1.1 million in compensation as a result of headcount reductions, $0.5 million in facility related expenses, $0.4 million in legal expenses primarily related to the Intel lawsuit, $0.3 million in corporate insurance, $0.2 million in Japan and Taiwan selling expenses, partially offset by increase of $0.5 million due to lower facility allocation out to R&D and $0.2 million in accounting and outside service expenses.
Restructuring Charges, Net

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Restructuring charges, net	$342	$6,723	$(6,381)	(95%)

     The restructuring charges was $0.3 million for the three months ended March 31, 2008 compared to $6.7 million for the same period in fiscal 2007, representing a decrease of $6.4 million, of which $5.8 million reflected workforce cost reductions initiated in February 2007, with another $0.6 million reduction on leased facility restructuring cost.

Amortization of Patents and Patent Rights

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Amortization of patent and patent rights	$1,480	$1,712	$(232)	(14%)

     Amortization of patents and patent rights was $1.5 million for the three months ended March 31, 2008, a decrease of $0.2 million from the same period in fiscal 2007. The decrease was primarily due to a patent that was fully amortized by January 31, 2008. Amortization charges relate to various patents and patent rights acquired from Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
Impairment Charge on Long-Lived and Other Assets

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Impairment charges	$—	$294	$(294)	(100%)

     For the three months ended March 31, 2008 and 2007 we recorded charges of zero and $0.3 million, respectively. The decrease of $0.3 million was primarily due to prepaid software maintenance that was impaired in the first quarter of fiscal 2007 related to an end of life product.
Interest Income and Other, Net

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Interest income and other, net	$2,615	$509	$2,106	414%

     Interest income and other, net was $2.6 million in the three months ended March 31, 2008, compared to $0.5 million in the same period of fiscal 2007. The increase of $2.1 million was primarily due to $1.7 million of imputed interest income resulting from the Intel settlement, release and license agreement and $0.4 million of interest income generated from the increased cash and short-term investment position due to receipt of the initial Intel $150 million payment in January 2008. As of March 31, 2008, we expect to recognize imputed interest income of $13.7 million from the settlement, release and license agreement with Intel over the period extending from the second quarter 2008 through the first quarter 2013.
Interest Expense

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Interest expense	$(2)	$(10)	$8	(80%)

     Interest expense was $2,000 for the three months ended March 31, 2008 compared to $10,000 for the same periods in fiscal 2007. The decrease was primarily due to interest expense on accrued royalties in the first quarter of 2007 compared to $2,000 interest on Delaware franchise taxes in the first quarter of fiscal 2008.

Provision for Income Taxes

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Provision for income taxes	$—	$19	$(19)	(100%)

     The tax provisions for the three months ended March 31, 2008 and 2007 were zero and $19,000, respectively, with the prior year taxes originating in our Japan and Taiwan operations, which ceased operation in 2007. For fiscal 2008, reported income from the Intel settlement, release and license agreement as income from settlement and licensing and accreted interest income does not create tax expense as the entire $250 million settlement was recognized as income in the 2007 income tax returns.
Liquidity and Capital Resources
     For the three months ended March 31, 2008, we had positive cash flows of $140.2 million from our operations compared to negative cash flows of $17.3 million from our operations for the same period in fiscal 2007.
     The following comparison table summarizes our usage of cash and cash equivalents for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,	$ Change	% Change
	2008	2007	2008 to 2007	2008 to 2007
		(In thousands)
Net cash provided by (used in) operating activities	$140,158	$(17,319)	$157,477	n/a
Net cash provided by (used in) investing activities	(16,971)	11,083	(28,054)	(253%)
Net cash provided by financing activities	128	1,504	(1,376)	(91%)

Increase (decrease) in cash and cash equivalents	$123,315	$(4,732)	$128,047	n/a

     Operating activities
     Net cash provided by operating activities was $140.2 million for the three months ended March 31, 2008. Our net loss of $41,000 was adjusted for non-cash charges consisting primarily of $1.6 million of stock compensation, $1.5 million amortization of patents and patents rights, $0.3 million of non-cash restructuring accruals and $0.1 million of depreciation. The net changes in our operating assets at March 31, 2008 compared to December 31, 2007 included primarily decreases of $148.3 million in other receivables due to the receipt of the initial Intel settlement payment and $0.2 million in other assets, partially offset by decreases of $5.9 million due to recognition of deferred income from settlement and licensing, $3.3 million in income tax payable due to tax payments made related to the year ended December 31, 2007, $1.6 million in accounts payable and accrued liabilities and $1.0 million in accrued restructuring payments.
     Net cash used by operating activities was $17.3 million for the three months ended March 31, 2007. Our net loss of $18.7 million was adjusted for non-cash charges consisting primarily of $6.7 million of non-cash restructuring accruals, $1.7 million amortization of patents and patents rights, $0.4 million for impairment of inventories, $0.3 million of stock compensation, $0.3 million for impairment of long-lived assets and $0.2 million of depreciation. These charges were partially offset by $0.1 million gain on disposal of fixed assets. The net changes in our operating assets at March 31, 2007 compared to December 31, 2006 included increases of $0.4 million in inventories and $0.2 million in accounts receivable, partially offset by decreases of $4.4 million in accrued restructuring payments, $1.8 million in accounts payable and accrued liabilities, and $1.3 million in advances from customers.
     Investing activities
     Net cash used in investing activities was $17.0 million for the three months ended March 31, 2008 compared to net cash provided in investing activities of $11.1 million for the same period in fiscal 2007.
     Net cash used in investing activities was $17.0 million for the three months ended March 31, 2008, primarily due to purchase of available-for-sale investments of $44.7 million, partially offset by proceeds provided from the sale / maturity of available-for-sale investments of $27.7 million.
     Net cash provided in investing activities was $11.1 million for the three months ended March 31, 2007, primarily due to proceeds provided from the maturity of available-for-sale investments of $11.0 million and disposal of fixed assets of $0.1 million.
     Financing activities
     Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2008 compared to $1.5 million for the same period in fiscal 2007.
     Net cash provided by financing activities, representing net proceeds from sales of common stock under our employee stock purchase and stock option plans were $0.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.

Contractual Obligations
     At March 31, 2008, we had the following contractual obligations:

	Future Minimum Payments Due by Period
		Remainder of
	Total	2008	2009
		(In thousands)
Operating leases(1)	$1,024	$1,024	$—
Unconditional contractual obligations(2)	1,333	533	800

Total	$2,357	$1,557	$800

(1)	Operating leases include agreements on building facilities, less the remaining fiscal 2008 sublease income of $169,000.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development
Off-Balance Sheet Arrangements
     As of March 31, 2008, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
Critical Accounting Policies
     The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.
     Critical accounting policies affecting us, the critical estimates made when applying them, and the judgments and uncertainties affecting their application have not changed materially since December 31, 2007.
Recent Accounting Pronouncements
     See Note 2 “Recent Accounting Pronouncements” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a full description of relevant recent accounting pronouncements including the respective expected dates of adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $158.8 million. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2008, our cash equivalents and short-term investments included money market funds and short and medium term corporate bonds and earned interest at an average rate of 2.3%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $1.6 million decrease in our annualized interest income. Actual results may differ materially from this sensitivity analysis. We do not use our investment portfolio for trading or other speculative purposes.
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
     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Beginning in September 2001, the Company, certain of our directors and former officers, and certain of the underwriters for our initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation, Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with our initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against us and several of our directors and former officers under Sections 11 and 15 of the Securities Act, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS). In July 2002, we joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although we and the individual defendants believe that the complaints are without merit and deny any liability, but because we also wished to avoid the continuing waste of management time and expense of litigation, we accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and we and the individual Transmeta defendants expect that our share of any global settlement will be fully funded by our director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on our case. We expect that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and we believe that the likelihood that we would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve any settlement in whole or part. In the event that the parties do not reach agreement on a final settlement, we and the Transmeta defendants believe that we have meritorious defenses and intend to defend any remaining action vigorously.
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
     In July 2007, we received a letter on behalf of a putative stockholder, Vanessa Simmonds, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act against the underwriters of our November 2000 initial public offering and unidentified directors, officers and stockholders of Transmeta. In October 2007, Simmonds filed a purported shareholder derivative action in the United States District Court for the Western District of Washington, captioned Simmonds v. Morgan Stanley, et al., Case No. C07-1636 RSM, against three of the underwriters of our initial public offering. In February 2008, Simmonds filed an amended complaint. None of our current or former directors or officers is named as a party in the action. Transmeta is named only as a nominal defendant in the action, and Simmonds does not seek any remedy or recovery from Transmeta. In March 2008, the court entered a stipulated order providing that we will not be required to answer or otherwise respond to the amended complaint.
     On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. No amended complaint has been filed as of the date of this report.

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
We substantially restructured our operations and changed our business plan in 2007, and we might fail to operate successfully under our current business plan, which is unproven.
     In 2007, after experiencing negative cash flows from our operations and incurring substantial operating losses for several years, we restructured our operations, ceased or exited several of our legacy lines of business, substantially reduced our workforce, and focused on developing and licensing our technology and intellectual property as our core business. We might not succeed in operating under our new business plan for many reasons, including the risks that we might not be able to continue developing viable technologies, might not achieve market acceptance for our technologies, might not earn adequate revenues from our licensing business, and might not achieve profitability. Employee concern about such risks or the effect of our restructuring and new business plan on their workloads or continued employment might cause our employees to seek or accept other employment, depriving us of the human and intellectual capital that we need in order to succeed. Because we necessarily lack historical operating and financial results for our current business plan, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition or in the early stages of development.
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
We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies and we might be unsuccessful in our efforts to generate royalty revenue.
     We have earned limited royalties from our LongRun2 licensees. Our receipt of royalties from our LongRun2 licenses depends on our licensees’ incorporating our technology into their manufacturing and products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies. Thus, our entry into and full performance of our obligations under our LongRun2 licensing agreements do not necessarily assure us of any future royalty revenue. Any royalties that we are eligible to receive are based upon our licensees’ use of our licensed technologies and, as a result, we do not have direct access to information that would enable us to forecast the timing and amount of any future royalties. Factors that negatively affect our licensees and their customers could adversely affect our future royalties. The success of our licensees is subject to a number of factors, including:
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

We might experience payment disputes for amounts owed to us under our settlement, release and license agreement with Intel, and such a dispute may harm our financial and operational outlook.
     Our settlement, release and license agreement with Intel provides for Intel to make an initial $150 million payment to us as well as to make annual payments of $20 million for each of the next five years starting January 31, 2009. We received the initial $150 million payment in January 2008. If for any reason we do not receive all of the annual payments of $20 million for each of the next five years from Intel, our financial position and operational outlook would be adversely affected.
We currently derive a substantial portion of our revenue from a small number of customers and licensees, and our operating results would be adversely affected if any customer were to cancel, reduce or delay a transaction.
     Our customer base is highly concentrated. For example, revenue from three customers in the aggregate accounted for 96% of total revenue during first quarter of fiscal 2008. During first quarter of fiscal 2007, one customer in the aggregate accounted for 86% of total revenue. We expect that a small number of customers will continue to account for a significant portion of our revenue.
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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change them. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation under SFAS 123(R) requires us to use valuation methodologies and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the expected exercise behavior of our employees. Under applicable accounting principles, we cannot compare and adjust our expense when we learn about additional information affecting our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could affect our cost of revenues; research and development expenses; selling, general and administrative expenses; and our effective tax rate.
We may develop or identify material weaknesses in our internal control over financial reporting.
     In compliance with the Sarbanes-Oxley Act of 2002, we test our system of internal control over financial reporting as of December 31 of the applicable fiscal year. In our evaluation as of December 31, 2004, we identified six material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, those results in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses that we had identified affected all of our significant accounts. Certain of those material weaknesses resulted in a restatement of our previously filed financial results for the second quarter of fiscal 2004 and affected the balances of our inventories, other accrued liabilities and cost of revenue accounts. We have remediated all of those material weaknesses in our system of internal control over financial reporting, but we cannot assure you that we will not in the future develop or identify material weaknesses or significant deficiencies in our internal control over financial reporting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)
     As of March 31, 2008, we repurchased 24,600 shares of our common stock at an average price per share of $0.00001. These shares were issued pursuant to grants of restricted shares to employees in the form of par value stock options to purchase our common stock. These shares represent the unvested portion of the restricted stocks that were repurchased from employees at the time their employment with us was terminated.

				Total Number
				of Shares	Maximum Number of
	Total Number		Average	Purchased as Part	Shares that May Yet
	of Shares	Total	Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	Paid	per Share	Plans or Programs	the Plans or Programs
01/01/08 - 01/31/08	—	$—	$—	—	—
02/01/08 - 02/29/08	12,100	—	0.00001	—	—
03/03/08 - 03/31/08	12,500	—	0.00001	—	—
Total	24,600	$—	$0.00001	—	—
Item 6. Exhibits

Exhibit
Number	Exhibit Title

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ Sujan Jain

Sujan Jain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Date: May 12, 2008		Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.