Form 10-Q
period 2008-06-30
TRANSMETA CORP
filed 2008-08-06
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 12,152,065 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on July 15, 2008.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2008

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

Advanced Micro Devices, Inc.	AMD
Intel Corporation	Intel
Microsoft Corporation	Microsoft
NEC Electronics	NEC
NVIDIA Corporation	NVIDIA
Seiko Epson Corporation	Epson
Sony Corporation	Sony
Toshiba Corporation	Toshiba

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007(1)
	(unaudited)
	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,919	$15,607
Short-term investments	44,840	2,968
Accounts receivable	44	163
Other receivables, current	19,393	149,400
Prepaid expenses and other current assets	2,064	2,476

Total current assets	163,260	170,614
Other receivables, long-term	68,089	85,200
Property and equipment, net	231	284
Patents and patent rights, net	—	2,388
Other assets	400	800

Total assets	$231,980	$259,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593	$341
Accrued compensation	934	15,351
Income tax payable	15	3,306
Accrued restructuring costs	511	1,592
Other accrued liabilities	882	1,028
Current portion of deferred income from settlement and licensing	23,460	23,460
Current portion of long-term payable	800	667

Total current liabilities	27,195	45,745
Long-term deferred income from settlement and licensing, net of current portion	199,410	211,140
Long-term payables, net of current portion	400	800

Total liabilities	227,005	257,685

Commitments and contingencies (notes 13 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; authorized shares — 5,000,000. Issued and outstanding shares — 1,000,000 and liquidation preference of $7.5 million, at June 30, 2008 and December 31, 2007	6,966	6,966
Common stock, $0.00001 par value, at amounts paid in; authorized shares — 50,000,000. Issued and outstanding — 12,152,065 shares at June 30, 2008 and 12,021,388 at December 31, 2007	742,441	739,268
Treasury stock — 39,843 shares at June 30, 2008 and December 31, 2007	(2,439)	(2,439)
Accumulated other comprehensive income	57	29
Accumulated deficit	(742,050)	(742,223)

Total stockholders’ equity	4,975	1,601

Total liabilities and stockholders’ equity	$231,980	$259,286

(1)	Derived from the audited financial statements of Transmeta Corporation as of December 31, 2007 but does not include all disclosures required by accounting principles generally accepted in the United States.
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except for per share data)
Revenue:
Product	$—	$25	$253	$167
License	366	—	606	—
Service	—	146	168	2,143

Total revenue	366	171	1,027	2,310

Cost of revenue:
Product	—	—	3	80
License	—	—	—	—
Service(*)	—	80	163	1,218
Impairment charge on inventories	—	—	—	364

Total cost of revenue	—	80	166	1,662

Gross profit	366	91	861	648
Operating expenses:
Income from settlement and licensing	(5,865)	—	(11,730)	—
Research and development(*)	2,315	2,537	5,165	7,473
Selling, general and administrative(*)	4,108	5,644	8,450	11,750
Restructuring charges, net	455	1,978	797	8,701
Amortization of patents and patent rights	908	1,711	2,388	3,423
Impairment charge on long-lived and other assets	—	8	—	302

Total operating expenses	1,921	11,878	5,070	31,649

Operating loss	(1,555)	(11,787)	(4,209)	(31,001)
Interest income and other, net	1,769	350	4,384	859
Interest expense	—	(28)	(2)	(38)

Net income (loss) before income tax	214	(11,465)	173	(30,180)
Provision for income taxes	—	(15)	—	4

Net income (loss)	$214	$(11,450)	$173	$(30,184)

Net income (loss) per share — basic	$0.02	$(1.15)	$0.01	$(3.02)

Net income (loss) per share — diluted	$0.02	$(1.15)	$0.01	$(3.02)

Weighted average shares outstanding — basic	12,152	9,997	12,133	9,979

Weighted average shares outstanding — diluted	13,242	9,997	13,197	9,979

(*) Includes stock-based compensation:
Cost of service revenue	$—	$14	$82	$17
Research and development	596	364	1,443	282
Selling, general and administrative	$684	$315	$1,316	$697
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$173	$(30,184)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,841	996
Depreciation	147	352
Gain on disposal of fixed assets, net	(15)	(169)
Realized gain on marketable securities	(14)	—
Amortization of patents and patent rights	2,388	3,423
Impairment charge on inventories	—	364
Impairment charge on long-lived and other assets	—	302
Non cash restructuring charges	797	8,701
Changes in operating assets and liabilities:
Accounts receivable, current	119	86
Inventories	—	(360)
Prepaid expenses and other current assets	412	437
Other receivables	147,118	—
Other assets	400	133
Accounts payable and accrued liabilities	(14,564)	(2,863)
Income tax payable	(3,291)	(40)
Deferred operating income from settlement and licensing	(11,730)	—
Deferred revenue	—	(15)
Advances from customers	—	(1,320)
Accrued restructuring charges	(1,878)	(7,914)

Net cash provided by (used in) operating activities	122,903	(28,071)

Cash flows from investing activities:
Purchase of available-for-sale investments	(89,578)	—
Proceeds from sale or maturity of available-for-sale investments	47,734	19,000
Proceeds from fixed asset disposals	15	184
Purchase of property and equipment	(94)	(45)

Net cash provided by (used in) investing activities	(41,923)	19,139

Cash flows from financing activities:
Proceeds from sales of common stock under employee stock purchase and incentive option plans	128	1,604
Proceeds from exercise of warrants	204	—

Net cash provided by financing activities	332	1,604

Increase (decrease) in cash and cash equivalents	81,312	(7,328)
Cash and cash equivalents at beginning of period	15,607	11,595

Cash and cash equivalents at end of period	$96,919	$4,267

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
     The Company is presently focused on licensing to other companies its advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under its LongRun2 tm trademark) and its portfolio of intellectual property rights.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the generally accepted accounting principles (“GAAP”) in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States have been condensed, or omitted, pursuant to the rules and regulations of the SEC. The December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have had no impact on previously reported net loss or working capital.
2. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Upon initial adoption, SFAS 159 provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (cumulative deficit) in the year the statement is adopted. SFAS 159 became effective for the Company beginning on January 1, 2008. The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening cumulative deficit balance.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations ” (“SFAS 141(R)”). SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires the acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date. SFAS 141(R) further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, that restructuring costs generally be expensed in periods subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally be recorded as income tax expense. In addition, acquired in-process research and development will be capitalized as an intangible asset and amortized over its estimated useful life. The Company’s adoption of SFAS 141(R) will prospectively change its accounting treatment for any business combinations effected starting January 1, 2009. Earlier adoption is prohibited.

     In December 2007, the FASB issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. As of June 30, 2008, the Company did not have any minority interests, so it anticipates no impact from adopting SFAS 160. The Company’s adoption of SFAS 160 will prospectively change its accounting treatment for any non-controlling interests acquired starting January 1, 2009. Earlier adoption is prohibited.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157 ” (“FSP 157-2”), to partially defer FASB SFAS No. 157, “ Fair Value Measurements ” (“SFAS 157”). FSP 157-2 defers by one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which for the Company is effective beginning January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.
     On April 25, 2008, the FASB issued FSP No.142-3, “Determination of the Useful Life of Intangible Asset” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for the Company beginning January 1, 2009. As of June 30, 2008, the Company did not have any intangible assets, so it anticipates no impact from adopting FSP 142-3. The Company’s adoption of FSP 142-3 will prospectively change its accounting treatment for any intangible assets acquired starting January 1, 2009. Early adoption is prohibited.
     On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 becomes effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company anticipates no impact from adopting SFAS 162.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$214	$(11,450)	$173	$(30,184)
Net change in unrealized gain on investments	26	3	14	29
Net change in foreign currency translation adjustments	—	(3)	14	44

Net comprehensive income (loss)	$240	$(11,450)	$201	$(30,111)

     The components of accumulated other comprehensive income, net of taxes, as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Net unrealized gain (loss) on investments	$10	$(4)
Cumulative foreign currency translation adjustments	47	33

Accumulated other comprehensive income	$57	$29

4. Income from Settlement and Licensing
     On December 31, 2007, the Company entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement with Intel, thus settling patent infringement litigation between the Company and Intel. Under the terms of the agreement, the Company received from Intel an initial payment of $150 million in January 2008. In addition, the Company will receive from Intel annual payments of $20 million for each of the next five years, for total additional payments of $100 million. The agreement grants Intel a perpetual non-exclusive license to all of the Company’s patents and patent applications, including any patent rights later acquired by the Company, now existing or as may be filed during the next ten years. The Company also agreed to transfer technology and to grant to Intel a non-exclusive license to Transmeta’s LongRun and LongRun2 technologies and future improvements. Intel granted Transmeta a covenant not to sue for the Company’s development and licensing to third parties of its LongRun and LongRun2 technologies.
     The Company expects to recognize the fair value of the proceeds from Intel using the subscription model since the fair value of the license to Intel for future patents filed or acquired by the Company during the ten-year capture period cannot be determined. The Company reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore, the Company expects to recognize the entire present value of $234.6 million as a ratable ten-year income from settlement and licensing within operations of $23.5 million per year in years 2008 through 2017. The Company applied Accounting Principles Board Opinion No. 21 “Interest on Receivables and Payables” in recording the present value of $234.6 million. The $15.4 million difference between the settlement amount of $250 million and the present value of the payments from Intel will be recognized as imputed interest income in years 2008 to 2013.
     As of June 30, 2008 and December 31, 2007, the present value of other receivables from Intel was as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Non-interest bearing note, consisting of
Payments of 5 x $20 million (due Jan 2009-Jan 2013) as of June 30, 2008; plus the initial $150 million payment (due Jan 2008) as of December 31, 2007	$100,000	$250,000

Unamortized discount on $150 million initial payment, based on 4.70% imputed interest rate	—	(600)
Unamortized discount on $100 million of 2009-2013 payments, based on 5.41% imputed interest rate	(12,518)	(14,800)

Less unamortized discount based on imputed interest rates	(12,518)	(15,400)

Present value of other receivables from Intel	$87,482	$234,600

Other receivables, current	19,393	149,400
Other receivables, long-term	68,089	85,200

Present value of other receivables from Intel	$87,482	$234,600

As of June 30, 2008, the Company expects to recognize income from settlement and licensing within operations of $5.9 million per quarter through the fourth quarter of 2017. In addition, the Company expects to recognize imputed interest income of $12.5 million over the period extending from the third quarter 2008 through the first quarter 2013.

5. Financial Statement Components
Property and Equipment
     The following table presents property and equipment information as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(In thousands)	2008	2007
Property and equipment, net
Leasehold improvements	$2,325	$2,325
Computer equipment	3,589	3,519
Furniture and fixtures	395	395
Computer software	719	775

	7,028	7,014
Less accumulated depreciation and amortization	(6,797)	(6,730)

Total	$231	$284

6. Cash and Cash Equivalents, Marketable Securities and Fair Value of Financial Instruments
     The Company considers all highly liquid investment securities with remaining maturities, at the date of purchase, of three months or less, to be cash equivalents. The Company determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Interest, dividends and realized gains and losses are included in interest income and other, net. Realized gains and losses are recognized based on the specific identification method.
     All cash equivalents and short-term investments as of June 30, 2008 and December 31, 2007, which were classified as available-for-sale, are summarized below:

			Gross
			Unrealized Gain
(In thousands)	Fair Value	Book Value	(Loss)
As of June 30, 2008
Money market funds	$3,327	$3,327	$—
Federal agency paper	137,729	137,719	10
Commercial paper	—	—	—

Total available for sale marketable securities	141,056	141,046	10
Cash	703	703	—

Total cash, cash equivalents and short term investments	$141,759	$141,749	$10

As of December 31, 2007
Money market funds	$14,627	$14,627	$—
Federal agency paper	—	—	—
Commercial paper	2,968	2,972	(4)

Total available for sale marketable securities	17,595	17,599	(4)
Cash	980	980	—

Total cash, cash equivalents and short term investments	$18,575	$18,579	$(4)

     Available-for-sale securities and cash are reported at fair value and classified as follows:

	June 30,
(In thousands)	2008	December 31, 2007
Cash	$703	$980
Cash equivalents	96,216	14,627
Short term investments	44,840	2,968

Total cash, cash equivalents and short term investments	$141,759	$18,575

The following is a summary of estimated fair values of marketable securities, and the associated net unrealized gain (loss), by contractual maturity:

			Gross
			Unrealized Gain
(In thousands)	Fair Value	Book Value	(Loss)
As of June 30, 2008:
Amounts maturing within one year	$141,056	$141,046	$10
Amounts maturing after one year, within five years	—	—	—

Total cash equivalents and short term investments	$141,056	$141,046	$10

As of December 31, 2007:
Amounts maturing within one year	$17,595	$17,599	$(4)
Amounts maturing after one year, within five years	—	—	—

Total cash equivalents and short term investments	$17,595	$17,599	$(4)

     The Company had restricted cash balance of $110,000 at December 31, 2007 which served as collateral for the Company’s credit card program. In April 2008, the cash restrictions were released and the Company no longer has any restricted cash.
     The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three months ended June 30, 2008 and 2007, the Company had no gross realized gains or losses on sales of its available-for-sale securities. For the six months ended June 30, 2008 and 2007, the gross realized gain on sales was $14,000 and zero, respectively. There were no realized losses for the six months ended June 30, 2008 and 2007.
     To date, there have been no impairment charges on the Company’s available-for-sale securities related to other-than-temporary declines in market value.
     The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities purchased during the most recent three months. The Company has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2008 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
The total net unrealized gain of $10,000 is comprised of gross unrealized gains of approximately $18,000 and of gross unrealized loss of approximately $8,000 as of June 30, 2008. The gross unrealized loss relates to securities with a fair value of $44.9 million that have been in a loss position for less than twelve months.
Fair Value of Financial Instruments
     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements ” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company beginning January 1, 2008, except for non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement:

		(Level 1)	(Level 2)
Quoted Prices in
	Balance as of	Active Markets of	Significant Other
(In thousands)	June 30, 2008	Identical Assets	Observable Inputs
Available-for-sale securities	$141,056	$3,327	$137,729

     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2008, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     FASB’s SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” also became effective the first quarter of fiscal 2008. This option was not chosen, so marketable securities continue to be accounted for as available-for-sale securities under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”
7. Stock Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment ” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to all the Company’s stock-based compensation plans.
     Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of stock option forfeitures, and is recognized as expense over the employees’ expected requisite service period, using the straight-line method.
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchase grants under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share data)	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$1,248	$409	$2,767	$1,343
Employee stock purchase plan	32	284	74	(347)

Total stock-based compensation	1,280	693	2,841	996
Tax effect on stock-based compensation	—	—	—	—

Net effect of stock-based compensation on net income (loss)	$1,280	$693	$2,841	$996

Effect on earnings per share:
Basic	$0.11	$0.07	$0.23	$0.10

Diluted	$0.10	$0.07	$0.22	$0.10

     Stock Options and Employee Stock Purchase Plan (“ESPP”): Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were zero and $99,000 for the three months ended June 30, 2008 and 2007, respectively, and $0.1 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during either the three or six months ended June 30, 2008 and 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

     For the three months ended June 30, 2008 and 2007, the Company recorded $32,000 and $0.3 million, respectively, of stock-based compensation expense related to ESPP. For the six months ended June 30, 2008 and 2007, the Company recorded $0.1 million of stock-based compensation expense related to ESPP and $0.3 million of ESPP credit, respectively. The $0.3 million ESPP credit recorded for the six months ended June 30, 2007 was due to true-up of prior accruals upon the January 31, 2007 purchase date reflecting reduced employee contributions due to the headcount reductions.
     In accordance with the terms of the 2000 Employee Stock Purchase Plan (“2000 Purchase Plan”), if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and the issuance of a new grant offering. There were no modification charges recorded during the three months ended June 30, 2008 and 2007. In the six months ended June 30, 2008 and 2007, the Company recorded modification charges of zero and $20,000, respectively, related to the 2000 Purchase Plan, which is included in the table above under the caption “Employee stock purchase plan”.
     Valuation Assumptions
          The Company estimates the fair value of stock options using the BSM model. This is the same model that the Company previously used in preparing its pro forma disclosure required under SFAS 123. The BSM model determines the fair value of stock-based compensation and is affected by the Company’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
     The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Option Plans	2008	2007	2008	2007
Risk-free interest rate	2.9%	—	2.9%	4.7%
Expected life in years	4.4	—	4.3	4.0
Expected dividend yield	—	—	—	—
Expected stock price volatility	105.0%	—	104.8%	87.0%
Weighted-average fair value of stock options granted	$10.71	—	$10.53	$8.71

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan (ESPP)	2008	2007	2008	2007
Risk-free interest rate	—	—	2.1%	5.1%
Expected life in years	—	—	1.3	1.3
Expected dividend yield	—	—	—	—
Expected stock price volatility	—	—	151.0%	71.0%
Weighted-average fair value of purchase rights granted	—	—	$9.27	$6.40
     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 24.0% and 7.0% for its employees’ options and directors’ and officers’ options, respectively. The Company also has assumed an annualized forfeiture rate of 55.0% and 32.0% for its employee stock purchases for the three months ended June 30, 2008 and 2007, respectively. Accordingly, as of June 30, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $4.5 million. Therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $11.2 million after including estimated forfeitures. This will be recognized over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected life of the options. The expected life calculation for employee stock option plans is based on historical trends. The expected life assumption used for the ESPP is the weighted average expected life for the four purchase periods within each 24-month offering period.

          Tax effects of stock-based compensation
     The Company has adopted the “alternative transition method” in accordance with SFAS 123(R) to calculate the excess tax credit pool.
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
     The Company initially reserved 350,000 shares of common stock under its 2000 Equity Incentive Plan. The aggregate number of shares reserved for issuance under the Company’s 2000 Equity Incentive Plan increases automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.
     The following is a summary of the Company’s stock option activity under the Equity Incentive Plans, and related information for the six months ended June 30, 2008:

		Stock Options Outstanding
				Weighted
				Average
			Weighted	Remaining
			Average	Contractual	Aggregate
	Shares Available	Number of	Exercise	Term	Intrinsic Value
	for Grant	Shares	Price	(In Years)	(In thousands)
Balance as of December 31, 2007	1,429,195	1,897,368	$19.42
Additional shares reserved	601,069	—
Options granted	(209,750)	209,750	14.29
Options exercised	—	(122,000)	—
Options forfeited / canceled / expired	375,537	(375,537)	23.55

Balance as of June 30, 2008	2,196,051	1,609,581	$19.26	8.5	$804

Vested and expected to be vested		1,151,765	$21.43	8.2	$537

Shares exercisable:
June 30, 2008		430,028	$34.61	6.0	$112

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was zero and $20,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

     The exercise prices for options outstanding and exercisable as of June 30, 2008 and their weighted average remaining contractual lives were as follows:

		Outstanding			Exercisable
			Weighted	Weighted
			Average	Average		Weighted
		Shares	Contractual	Exercise	Shares	Average
Range of Exercise Prices		Outstanding	Life Years	Price	Exercisable	Exercise Price
$10.04	- $13.32	162,143	9.15	$11.20	45,308	$11.55
$13.36	- $13.36	791,550	9.46	13.36	—	—
$13.40	- $14.40	102,250	8.90	13.70	32,832	13.72
$14.41	- $14.41	175,000	9.86	14.41	—	—
$15.00	- $24.60	175,022	6.46	17.77	172,939	17.69
$24.80	- $49.20	163,056	5.49	38.76	138,389	40.41
$49.60	- $190.00	36,076	2.67	114.18	36,076	114.18
$223.40	- $223.40	450	2.85	223.40	450	223.40
$244.80	- $244.80	600	2.91	244.80	600	244.80
$260.20	- $260.20	3,434	2.88	260.20	3,434	260.20

$10.04	- $260.20	1,609,581	8.54	$19.26	430,028	$34.61

Par Value Stock Options
     On December 17, 2007, the Company’s Board of Directors approved the issuance of two groups of grants of restricted shares to employees in the form of stock options to purchase shares of the Company’s common stock at a per share exercise price equal to the par value of the underlying common stock. A total of 122,000 shares were granted under the two grants. The first group of grants, for an aggregate of 25,100 shares, vested with respect to 100% of the shares upon Transmeta’s receipt of the initial $150 million payment from Intel in January 2008. The second group of grants, for an aggregate of 96,900 shares, will vest with respect to 100% of the shares on August 22, 2008. In the six months ended June 30, 2008, a total of 27,600 shares from the second group were repurchased and retired by the Company due to termination of employment for certain employees.
Employee Stock Purchase Plan
     The Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) in November 2000. The Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 100,000 shares of common stock under the Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year starting on January 1, 2001 by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. There were no shares purchased under the Purchase Plan during the three months ended June 30, 2008 and 2007, respectively, and 13,622 and 77,563 shares purchased during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, 870,645 shares had been issued under the Purchase Plan. As of June 30, 2008, the total compensation cost related to options to purchase the Company’s common stock under the Purchase Plan but not yet recognized was approximately $0.1 million and will be recognized on a straight-line basis over a weighted-average period of approximately 1.3 years.
9. Stockholders’ Equity
     The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(In thousands)	2008	2007
Beginning balance	$1,601	$42,683
Net income (loss)	173	(30,184)
Proceeds from stock option exercises and ESPP	128	1,598
Proceeds from exercise of warrants	204	—
Stock-based compensation expense	2,841	996
Other comprehensive income	28	73

Ending balance	$4,975	$15,166

     The corresponding changes in common shares outstanding, adjusted for the August 2007 one-for-20 reverse split, during the six months ended June 30, 2008 and 2007, are summarized below:

	Six Months Ended June 30,
	2008	2007
Beginning balance	12,021,388	9,893,820
Shares issued from stock option exercises and ESPP	13,622	110,344
Shares issued to employees as par value stock options	122,000	—
Shares issued from warrant exercises	22,655	—
Stock repurchased and retired	(27,600)	—

Ending balance	12,152,065	10,004,164

Outstanding Warrants
     In September 2007, one million warrants with a five-year term and $9.00 exercise price per share were issued as part of a direct placement of registered common stock and warrants. The following warrants to purchase common stock remain outstanding as of June 30, 2008:

	Number of	Exercise Price
Issuance Date	Shares	per Share	Expiration Date
September 2007	977,345	$9.00	September 2012
Series B Preferred Stock
     In July 2007, the Company sold 1,000,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) to AMD in consideration for $7.5 million cash, with net proceeds of approximately $7.0 million after issuance costs. The Series B Preferred Stock is convertible, at any time at the option of AMD, into 713,470 shares of the Company’s common stock. Concurrently with this stock purchase agreement, the Company also entered into a voting agreement with AMD and a registration rights agreement relating to the Company’s Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to vote on all matters and is entitled to the number of votes per share of the Series B Preferred Stock equal to the number of shares of the Company common stock into which each share of Series B Preferred Stock is convertible.
     Each share of the Series B Preferred Stock is entitled to receive dividends at a rate of $0.60 per calendar year if the the Company’s Board of Directors declares any dividends on the Company common stock, prior and in preference to the Company common stock. Each share of the Series B Preferred Stock is also entitled to certain preferences in the event of any Liquidation of the Company. A “Liquidation” includes (i) the liquidation, dissolution or winding up of the Company; (ii) the merger or consolidation of the Company by means of any transaction or series of related transactions, provided that the applicable transaction will not be deemed a Liquidation unless the Company’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity immediately after such transaction; or (iii) a sale of all or substantially all of the Company’s assets requiring approval of the Company’s stockholders. In the event of a Liquidation, the holders of the Series B Preferred Stock will be entitled to receive, out of the Company assets that may be legally distributed to the Company’s stockholders, before any payment or distribution of assets to the holders of the Company common stock, a liquidation preference consisting of (i) $7.50 per share of the Series B Preferred Stock, plus (ii) declared but unpaid dividends on such share, minus (iii) the amount of any cash dividends received by the holders of Series B Preferred Stock, minus (iv) the amount of any payment received by the holders of Series B Preferred Stock respecting a merger or asset sale consummated prior to such Liquidation.
Warrants issued in September 2007
     In September 2007 the Company issued warrants with a five year term to purchase an aggregate of one million shares of the Company’s common stock at an exercise price of $9.00 per share as part of a $12.8 million direct placement offering of registered common stock and warrants. These warrants contain specific terms for a Fundamental Transaction.
     A “Fundamental Transaction” occurs if, while the warrant is outstanding, (1) the Company pays a dividend in, or makes a distribution of, shares of its capital stock, (2) consolidates or merges with or into another corporation, or (3) sells, transfers or disposes of its property, assets or business, resulting in distribution to the Company’s common stockholders of cash, of the successor’s or acquirer’s common stock, or of any other kind of securities or property.

     In these cases, the warrant holder will receive, upon exercise, the same amount and kind of cash, securities or property from such Fundamental Transaction, as if the warrant exercise occurred immediately prior to such transaction. The successor or acquirer Company has the obligation to provide the warrant holders this consideration.
     Certain limited “Fundamental Transactions” permit the holder of a warrant to receive cash consideration in lieu of Company common stock, at the warrant holder’s option. These transactions must be a consolidation or merger (with loss of majority voting power) or sale of all or substantially all of the Company’s assets. Additionally, such select transactions must be for either all cash, a Rule 13-3e transaction, or for equity of a non-traded entity. In these cases, warrant holders may choose between exercise for Company common stock (as above) or receipt of cash determined by the Black-Scholes-Merton option value of the remaining term of the unexercised warrants. The Black-Scholes-Merton pricing model to be used has specific terms for average common share price, risk-free interest rate and historical price volatility.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Basic and diluted:
Net income (loss)	$214	$(11,450)	$173	$(30,184)

Shares used to compute basic net income (loss) per share	12,152	9,997	12,133	9,979

Effect of potentially dilutive securities
Series B Preferred Stock	713	—	713	—
Warrants issued in direct placement offering	364	—	337	—
Employee stock options and ESPP	13	—	14	—

Shares used to compute diluted net income (loss) per share	13,242	9,997	13,197	9,979

Net income (loss) per share — basic	$0.02	$(1.15)	$0.01	$(3.02)

Net income (loss) per share — diluted	$0.02	$(1.15)	$0.01	$(3.02)

     For the three months ended June 30, 2008 and 2007, options, warrants and convertible preferred stock to purchase approximately 1.5 million and 0.9 million shares, respectively were excluded from the calculation of diluted net income per share because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the six months ended June 30, 2008 and 2007, options, warrants and convertible preferred stock to purchase approximately 1.6 million and 0.9 million shares, respectively were excluded from the calculation of diluted net income per share because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
11. Restructuring Charges
     For the three and six months ended June 30, 2008, the Company recorded $0.5 million and $0.8 million of restructuring charges, respectively, compared to $2.0 million and $8.7 million over the comparable periods in 2007, respectively.
     The Company recorded termination and severance charges of $7.1 million related to a workforce reduction during the first six months of 2007 as a result of the Company’s strategic restructuring to focus its ongoing efforts on licensing the Company’s technologies and intellectual property. Additionally, the Company recorded $1.6 million for the first six months of 2007 for rented facilities, net of estimated sublease income.

     In the first three months of 2008 the Company recorded additional charges and changed estimates of $0.3 million related to reduced potential for sublease income in the last six months of the lease. During the three months ended June 30, 2008, the Company recorded an additional $0.5 million in restructuring charge for restoration costs on leases that expired in June 2008. The accrued restructuring liabilities as of June 30, 2008 are expected to be paid during the current fiscal year.
     Accrued restructuring charges consist of the following at June 30, 2008:

	Excess	Workforce
(In thousands)	Facilities	Reduction	Total
Balance as of December 31, 2007	$1,537	$55	$1,592

Restructuring charges	131	—	131
Change in estimates	212	(1)	211
Cash drawdowns	(951)	(3)	(954)

Balance as of March 31, 2008	$929	$51	$980

Restructuring charges	455	—	455
Change in estimates	—	—	—
Cash drawdowns	(924)	—	(924)

Balance as of June 30, 2008	$460	$51	$511

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
     Sales by geographic area are categorized based on the customer’s billing address. The following is a summary of the Company’s net revenue by major geographic area during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Asia	100%		85%		73%		92%
North America	*	%	*	%	27%		*	%
Europe	*	%	15%		*	%	*	%
Other	*	%	*	%	*	%	*	%

*	% represents less than 10% of total revenue
     Revenues are highly concentrated among those customers each comprising more than 10% of period revenue. For the three months ended June 30, 2008 and 2007 there were one and two such customers, respectively, that accounted for 99% and 100% respectively, of total revenues. For the six months ended June 30, 2008 and 2007 there were three and two such customers, respectively, that accounted for 97% and 92%, respectively, of total revenues.
     Long lived assets of $0.6 million and $3.5 million as of June 30, 2008 and December 31, 2007, respectively, were located entirely within the United States.
13. Commitments and Contingencies
     The Company’s lease for approximately 126,000 square feet of office space expired in June 2008 on the four buildings in Santa Clara, California that the Company occupied for the past 10 years. In June 2008, the Company vacated approximately 104,000 square feet of the original leased office space. Subsequently, in July 2008, the Company signed a one year extension to the original lease for the remaining 22,500 square feet of office space.
     The Company leases its facilities and certain equipment under non-cancelable operating leases expiring through 2009.

     The Company’s contractual obligations at June 30, 2008 are summarized in the table below:

	Future Minimum Payments Due by Period
		Remainder of
(In thousands)	Total	2008	2009
Operating leases(1)	$—	$—	$—
Unconditional contractual obligations(2)	1,200	400	800

Total	$1,200	$400	$800

(1)	Operating leases include agreements on building facilities. The lease extension for approximately 22,500 square feet of office space in Santa Clara, California was signed in July 2008 and is therefore not included in the above table.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
Indemnifications and warranties
          The Company generally sells its products and certain technology licenses with a limited indemnification of customers against intellectual property infringement claims related to those products or technologies. The Company’s policy is to accrue for known indemnification issues if a loss is probable and can be reasonably estimated and to accrue for estimated incurred but unidentified issues based on historical activity. To date, there have been no such accruals or related expenses.
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
14. Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 ” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB SFAS No. 109, “Accounting for Income Taxes ,” (“SFAS”) that is intended to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense
     At January 1, 2007, the cumulative unrecognized tax benefit pursuant to FIN 48 was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits. At December 31, 2007, the Company had $8.2M of unrecognized tax benefits of which $22.9K impacted the effective tax rate. For the three and six months ended June 30, 2008 and 2007, no interest related to unrecognized tax benefits was recorded.
     At June 30, 2008, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
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
     On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. In July 2008, all parties entered into a settlement agreement and releases providing for, among other things, the dismissal with prejudice of this action, with each party to bear its own litigation fees and costs. The parties jointly filed a stipulation of dismissal with the Court and, on July 24, 2008, the Court entered an order dismissing this action with prejudice.

     16. Subsequent Events
          On July 11, 2008, the Company entered into a settlement agreement and release with entities and persons affiliated with Riley Investment Management LLC (collectively, the “Riley Group”), resolving all proxy matters and other issues relating to the Company.
          On July 31, 2008 the Company entered into an agreement with NVIDIA granting NVIDIA a non-exclusive and fully paid-up license to all of the Company’s patents and patent applications, and a non-exclusive license and transfer of certain Transmeta advanced power management and other computing technologies including LongRun and LongRun2 technologies. Under the agreement, NVIDIA agreed to pay the Company a one-time, non-refundable license fee of $25.0 million. The Company expects to receive the $25.0 million payment during the third quarter of 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q . This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Quarterly Report on Form 10-Q .
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
     We are presently focused on licensing to other companies our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under our LongRun2 tm trademark) and our portfolio of intellectual property rights.
     On December 31, 2007, we entered into a settlement agreement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies. As of June 30, 2008, we expect to recognize income from our settlement and licensing agreement with Intel within operations of $5.9 million per quarter through the fourth quarter of 2017.

     Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Product	—	15%	25%	7%
License	100%	—	59%	—
Service	—	85%	16%	93%

Total revenue	100%	100%	100%	100%

Costs of product	—	—	—	3%
Costs of license	—	—	—	—
Costs of service(*)	—	47%	16%	53%
Impairment charges on long-lived assets	—	—	—	16%

Total cost of revenue	—	47%	16%	72%

Gross profit	100%	53%	84%	28%

Operating expenses:
Income from settlement and licensing	(1602)%	—	(1142)%	—
Research and development(*)	633%	1484%	503%	323%
Selling, general and administrative(*)	1122%	3300%	823%	509%
Restructuring charges	124%	1157%	78%	377%
Amortization of patents and patent rights	248%	1001%	232%	148%

Impairment charge on long-lived and other assets	—	5%	—	13%

Total operating expenses	525%	6947%	494%	1370%

Operating income (loss)	(425)%	(6894)%	(410)%	(1342)%
Interest income and other, net	483%	205%	427%	37%
Interest expense	—	(16)%	—	(2)%

Income (loss) before income taxes	58%	(6705)%	17%	(1307)%

Provision for income taxes	—	(9)%	—	—
Net income (loss)	58%	(6696)%	17%	(1307)%

(*) Includes stock-based compensation:
Cost of service revenue	—	8%	8%	1%
Research and development	163%	213%	141%	12%
Selling, general and administrative	187%	184%	128%	30%
Total Revenue
     Revenues have historically been generated from three types of activities: product, license and services. Product revenues consist of sales of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees. Total revenue for the three and six months ended June 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Product	$—	$25	$(25)	(100)%	$253	$167	$86	51%
License	366	—	366	n/a	606	—	606	n/a
Service	—	146	(146)	(100)%	168	2,143	(1,975)	(92)%

Total revenue	$366	$171	$195	114%	$1,027	$2,310	$(1,283)	(56)%

     Total revenue in the three and six months ended June 30, 2008 increased by $0.2 million and decreased by $1.3 million over comparable periods in 2007, respectively.

     Product Revenue. Product revenue decreased by $25,000 and increased by $0.1 million for the three and six months ended June 30, 2008 over comparable periods in 2007, respectively. The decrease for the three months comparison was due to the sales of previously reserved inventory in the three months ending June 30, 2007. The increase for the six months comparison was due primarily due to an increase in sales of previously reserved inventory. We have exited the business of selling microprocessor products and expect no further product revenues in fiscal 2008.
     License Revenue. License revenue increased by $0.4 million and $0.6 million for the three and six months ended June 30, 2008, over comparable periods in 2007, respectively. The increase for the three months comparison was due to $0.4 million in royalties received for our LongRun2 license. The increase for the six months comparison was due to $0.6 million in royalties received for our LongRun2 license. Our receipt of royalties from our LongRun2 licensees depends on our licensees’ incorporating our technology into their manufacturing products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies.
     We expect that our license revenue will vary from period to period, depending in part on the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by our licensees.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support service revenue; (ii) fixed fee development service revenue; and (iii) time-and-materials-based design service revenue. Service revenues in the three and six months ended June 30, 2008 decreased by $0.1 million and $2.0 million over the comparable periods in 2007, respectively. The decrease in service revenue was primarily attributable to the completion of Sony and Toshiba engineering service contracts in the first quarter of 2007. Service revenue in the six months ended June 30, 2008 consisted of a $0.2 million time and materials service contract for an existing LongRun2 licensing customer. We have decided not to continue pursuing engineering services as a separate line of business; however, we intend to continue providing engineering and support services as an important element of our technology licensing business.
     Deferred income related to services was zero as of June 30, 2008 and 2007.
Customer Concentration Information
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products. Revenues are highly concentrated among those customers each comprising more than 10% of annual revenue. For the three and six months ended June 30, 2008, one customer and three customers, respectively, accounted for more than 10% of total revenues each. For the three and six months ended June 30, 2007, two customers accounted for more than 10% of total revenues.
Costs of Revenues
     Costs of revenues, consisting of cost of product revenue, cost of license revenue and cost of service revenue, are summarized for the three and six months ended June 30, 2008 and 2007 in the following table:

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Product(*)	$—	$—	$—	n/a	$3	$80	$(77)	(96%)
License	—	—	—	n/a	—	—	—	n/a
Service(*)	—	80	(80)	(100%)	163	1,218	(1,055)	(87%)
Impairment charge on inventories	—	—	—	n/a	—	364	(364)	(100%)

Total cost of revenue	$—	$80	$(80)	(100%)	$166	$1,662	$(1,496)	(90%)

(*) Includes stock-based compensation:
Cost of product revenue	$—	$—	$—	n/a	$—	$—	$—	n/a
Cost of service revenue	$82	$3	$79	2633%	$82	$3	$79	2633%
Cost of Product Revenue
     There was no associated cost of product revenue for the three months ended June 30, 2008 and 2007. The decrease of $77,000 in cost of product revenue for the six months ended June 30, 2008 over comparable period in 2007 was primarily due to the product sales of previously written-down and fully reserved inventory in the first quarter of fiscal 2008.
Cost of License Revenue
     There was no associated cost of licensing revenue for the three and six months ended June 30, 2008 and 2007.

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
     For the three and six months ended June 30, 2008, the cost of service revenue decreased by $0.1 million and $1.1 million, respectively, over comparable periods in 2007, respectively. The decreases in cost of service revenue was a result of the decrease in headcount related costs due to completion of the design service contract for Sony and Microsoft in the first quarter of fiscal 2007.
     Impairment Charges on Inventories
     In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we received no production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded impairment for all our remaining 90 nanometer Efficeon products as of December 31, 2006. In the first quarter of fiscal 2007, we received an additional $0.4 million of new raw material for the FlexGo program of Fujitsu die, which we impaired as of March 31, 2007. In the three and six months ended June 30, 2008, we recognized zero and $0.3 million, respectively, in product revenue from sales of previously-reserved inventory. Most of the remaining reserved inventory was scrapped in the second quarter of fiscal 2008.
Income from Settlement and Licensing

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Income from settlement and licensing	$5,865	$—	$5,865	n/a	$11,730	$—	$11,730	n/a

          For the three and six months ended June 30, 2008, we recognized income from settlement and licensing of $5.9 million and $11.7 million, respectively, compared to zero for the three and six months ended June 30, 2007. We expect to recognize the entire present value of $234.6 million from the settlement, release and license agreement entered into with Intel on December 31, 2007 as income from settlement and licensing within operations, on a ten-year ratable basis, over the years 2008-2017. As of June 30, 2008, we expect to recognize income from settlement and licensing within operations of $5.9 million per quarter through the fourth quarter of 2017.
Research and Development
     Total research and development expenses for the three and six months ended June 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Research and development expenses	$1,719	$2,173	$(454)	(21%)	$3,722	$7,191	$(3,469)	(48%)
Stock-based compensation	596	364	232	64%	1,443	282	1,161	412%

Total research and development expenses	$2,315	$2,537	$(222)	(9%)	$5,165	$7,473	$(2,308)	(31%)

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Amount classified to costs of service revenue	$—	$110	$(110)	(100%)	$163	$1,135	$(972)	(86%)
Stock-based compensation for cost of service revenue	—	14	(14)	(100%)	82	17	65	382%

Total amount classified to cost of service revenue	$—	$124	$(124)	(100%)	$245	$1,152	$(907)	(79%)

          For the three and six months ended June 30, 2008, research and development expenses decreased by $0.2 million and $2.3 million over comparable periods in 2007, respectively. The decrease for the three months comparison was primarily due to $0.5 million decrease in compensation as a result of headcount reductions offset by an increase of $0.2 million in outside services and consultants. Stock-based compensation increased $0.2 million in the three months comparison primarily due to grant of stock options in the fourth quarter of 2007. The decrease for the six months comparison was primarily due to a $4.1 million decrease in compensation as a result of headcount reductions, $0.7 million decrease in facility and IT allocations, and $0.2 million decrease in software and hardware maintenance offset by $0.9 million increase due to a lower allocation-out for cost of revenue on the Sony contract, $0.5 million increase in outside services and consultants and $0.1 million increase in non-recurring engineering charges. Stock compensation increased $1.2 million in the six months comparison primarily due to grant of stock options in the fourth quarter of 2007.

Selling, General and Administrative

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Selling, general and administrative expenses	$3,424	$5,329	$(1,905)	(36%)	$7,134	$11,053	$(3,919)	(35%)
Stock-based compensation	684	315	369	117%	1,316	697	619	89%

Total selling, general and administrative expenses	$4,108	$5,644	$(1,536)	(27%)	$8,450	$11,750	$(3,300)	(28%)

     For the three and six months ended June 30, 2008, selling, general and administrative expenses decreased by $1.5 million and $3.3 million over comparable periods in 2007, respectively. Selling, general and administrative expenses for the three months comparison decreased by $1.5 million primarily due to $1.3 million decrease in legal and outside services primarily related to the Intel settlement, $0.4 million decrease in compensation as a result of headcount reductions, $0.2 million decrease in accounting and audit fees, $0.1 million decrease in depreciation due to the impairment of restructured assets, $0.1 million decrease in rent expense due to the restructuring of one of our buildings in June 2007, $0.1 million decrease in corporate insurance offset by $0.2 million increase in building maintenance costs mainly due to the accrual of restoration costs on our current building and $0.2 million increase in facility and IT expenses due to a smaller charge out of related costs allocated to research and development. Stock-based compensation increased $0.4 million primarily due to grant of stock options in the fourth quarter of 2007. Selling, general and administrative expenses for the six months comparison decreased by $3.3 million primarily due to $1.7 million decrease in compensation as a result of headcount reduction, $1.7 million decrease in legal and outside services primarily related to the Intel settlement, $0.4 million decrease in rent expense due to the restructuring of our buildings, $0.4 million decrease in corporate insurance, $0.2 million decrease in depreciation due to the impairment of restructured assets and $0.1 million decrease in property taxes offset by a $0.2 million increase to outside consultants and $0.7 million increase in facility and IT expenses due to a smaller charge out of related costs allocated to research and development. Stock-based compensation increased $0.6 million primarily due to grant of stock options in the fourth quarter of 2007.
Restructuring Charges, Net

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Restructuring charges	$455	$1,978	$(1,523)	(77%)	$797	$8,701	$(7,904)	(91%)

     For the three and six months ended June 30, 2008, restructuring charges decreased by $1.5 million and $7.9 million over comparable periods in 2007, respectively. The decrease for the three months comparison was primarily due to $1.3 million decrease related to workforce cost reductions initiated in February 2007 and $0.7 million related to leased facility restructuring cost offset by $0.5 million increased expense due to restoration costs for the restructured buildings. The decrease for the six months comparison was primarily due to $7.1 million decrease related to workforce cost reductions initiated in February 2007 and $1.2 million decrease related to leased facility restructuring cost offset by $0.5 million increased expense due to restoration costs for the restructured buildings.
Amortization of Patents and Patent Rights

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Amortization of patent and patent rights	$908	$1,711	$(803)	(47%)	$2,388	$3,423	$(1,035)	(30%)

     For the three and six months ended June 30, 2008, amortization of patents and patent rights decreased by $0.8 million and $1.0 million over comparable periods in 2007, respectively. The decrease for both periods was primarily due to patent and patent rights that were fully amortized by the second quarter of 2008. Amortization charges relate to various patents and patent rights acquired from Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.

Impairment Charge on Long-Lived and Other Assets

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Impairment charges	$—	$8	$(8)	(100%)	$—	$302	$(302)	(100%)

     For the three and six months ended June 30, 2008, impairment charges on long-lived and other assets decreased by $8,000 and $0.3 million over comparable periods in 2007. The decrease of $0.3 million for the six months comparison was primarily due to prepaid software maintenance that was impaired in the first quarter of fiscal 2007 related to an end of life product.
Interest Income and Other, Net

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Interest income and other, net	$1,769	$350	$1,419	405%	$4,384	$859	$3,525	410%

     For the three and six months ended June 30, 2008, interest income and other, net increased by $1.4 million and $3.5 million, over comparable periods in 2007, respectively. The increase for the three months comparison was primarily due to $1.1 million of imputed interest income resulting from the Intel settlement, release and license agreement and $0.4 million of interest income generated from the increased cash and short-term investment position due to receipt of the $150 million payment from Intel in January 2008 offset by $0.1 million of gain on the disposal of long-lived assets. The increase for the six months comparison was primarily due to $2.9 million of imputed interest income resulting from the Intel settlement, release and license agreement and $0.8 million of interest income generated from the increased cash and short-term investment position due to receipt of the $150 million payment from Intel in January 2008. As of June 30, 2008, we expect to recognize imputed interest income of $12.5 million from the settlement, release and license agreement with Intel over the period extending from the third quarter 2008 through the first quarter 2013.
Provision for Income Taxes

	Three Months Ended June 30,		Change in	Change in	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Provision for income taxes	$—	$(15)	$15	(100%)	$—	$4	$(4)	(100%)

     For fiscal 2008, reported income and accreted interest income from the Intel settlement, release and license agreement does not create tax expense as the entire $250 million settlement was recognized as income in the 2007 income tax returns.
Liquidity and Capital Resources
     For the six months ended June 30, 2008, we had positive cash flows of $122.9 million from our operations, compared to negative cash flows of $28,000 from our operations for the comparable period in 2007.
     The following comparison table summarizes our usage of cash and cash equivalents for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent
Net cash provided by (used in) operating activities	$122,903	$(28,071)	$150,974	538%
Net cash provided by (used in) investing activities	(41,923)	19,139	(61,062)	(319%)
Net cash provided by financing activities	332	1,604	(1,272)	(79%)

Increase (decrease) in cash and cash equivalents	$81,312	$(7,328)	$88,640	1210%

     Operating activities
     For the six months ended June 30, 2008, net cash provided by operating activities was $122.9 million. Our net income of $173,000 was adjusted for non-cash charges consisting primarily of $2.8 million of stock compensation, $2.4 million of amortization of patents and patents rights, $0.8 million of non-cash restructuring accruals and $0.1 million of depreciation. The net changes in our operating assets at June 30, 2008 compared to December 31, 2007 included primarily of decreases of $147.1 million in other receivables due to the receipt of $150 million payment from Intel in January 2008 and $0.8 million in prepaid expenses and other current assets and other assets, partially offset by decreases of $14.6 million in accounts payable and accrued liabilities, $11.7 million due to recognition of deferred income from settlement and licensing, $3.3 million in income tax payable due to tax payments made related to the year ended December 31, 2007, and $1.9 million in accrued restructuring payments.
     For the six months ended June 30, 2007, net cash used in operating activities was $28.1 million. Our net loss of $30.2 million was adjusted for non-cash charges consisting primarily of $8.7 million of non-cash restructuring accruals, $3.4 million of amortization of patents and patents rights, $1.0 million of stock compensation, $0.4 million for impairment of inventories, $0.4 million of depreciation and $0.3 million for impairment of long-lived assets. These charges were partially offset by $0.2 million gain on disposal of fixed assets. The net changes in our operating assets at June 30, 2007 compared to December 31, 2006 included primarily of decreases of $7.9 million in accrued restructuring payments, $2.9 million in accounts payable and accrued liabilities, and $1.3 million in advances from customers, and an increase of $0.4 million in inventories partially offset by decreases of $0.4 million in prepaid expenses and other current assets and $0.1 million in accounts receivable.
     Investing activities
     Net cash used in investing activities was $41.9 million for the six months ended June 30, 2008 compared to net cash provided in by investing activities of $19.1 million for the comparable period in fiscal 2007.
     Net cash used in investing activities was $41.9 million for the six months ended June 30, 2008, primarily due to purchase of available-for-sale investments of $89.6 million, partially offset by $47.7 million in proceeds provided from the sale or maturity of available-for-sale investments.
     Net cash provided by investing activities was $19.1 million for the six months ended June 30, 2007, primarily due to $19.0 million in proceeds provided from the maturity of available-for-sale investments and $0.2 million of disposal of fixed assets.
     Financing activities
     Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2008 compared to $1.6 million for the comparable period in fiscal 2007.
     For the six months ended June 30, 2008, net cash provided by financing activities included $0.2 million in net proceeds from exercises of warrants and $0.1 million from sales of common stock under our employee stock purchase and stock option plans. For the six months ended June 30, 2007, net cash provided by financing activities included $1.6 million in net proceeds from the sale of our common stock under our employee stock purchase and stock option plans.
Contractual Obligations
     As of June 30, 2008, we had the following contractual obligations:

	Future Minimum Payments Due by Period
		Remainder of
(In thousands)	Total	2008	2009
Operating leases(1)	$—	$—	$—
Unconditional contractual obligations(2)	1,200	400	800

Total	$1,200	$400	$800

(1)	Operating leases include agreement son building facilities. The lease extension for approximately 22,500 square feet of office space in Santa Clara, California was signed in July 2008 and is therefore not included in the above table.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of June 30, 2008, we had cash, cash equivalents and short-term investments of $141.8 million. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2008, our cash equivalents and short-term investments included money market funds and short and medium term treasury bills and earned interest at an average rate of 1.7%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $1.4 million decrease in our annualized interest income. Actual results may differ materially from this sensitivity analysis. We do not use our investment portfolio for trading or other speculative purposes.
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

     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Beginning in September 2001, the Company, certain of our directors and former officers, and certain of the underwriters for our initial public offering were named as defendants in three putative shareholder class actions that were consolidated in and by the United States District Court for the Southern District of New York in In re Transmeta Corporation Initial Public Offering Securities Litigation , Case No. 01 CV 6492. The complaints allege that the prospectus issued in connection with our initial public offering on November 7, 2000 failed to disclose certain alleged actions by the underwriters for that offering, and alleges claims against us and several of our directors and former officers under Sections 11 and 15 of the Securities Act, and under Sections 10(b) and Section 20(a) of the Securities Exchange Act. Similar actions have been filed against more than 300 other companies that issued stock in connection with other initial public offerings during 1999-2000. Those cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation , Master File No. 21 MC 92 (SAS). In July 2002, we joined in a coordinated motion to dismiss filed on behalf of multiple issuers and other defendants. In February 2003, the District Court granted in part and denied in part the coordinated motion to dismiss, and issued an order regarding the pleading of amended complaints. Plaintiffs subsequently proposed a settlement offer to all issuer defendants, which settlement would provide for payments by issuers’ insurance carriers if plaintiffs fail to recover a certain amount from underwriter defendants. Although we and the individual defendants believe that the complaints are without merit and deny any liability, but because we also wished to avoid the continuing waste of management time and expense of litigation, we accepted plaintiffs’ proposal to settle all claims that might have been brought in this action. Our insurance carriers are part of the proposed settlement, and we and the individual Transmeta defendants expect that our share of any global settlement will be fully funded by our director and officer liability insurance. In April 2006, the District Court held a final settlement approval hearing on the proposed issuer settlement and took the matter under submission. Meanwhile the consolidated case against the underwriter defendants went forward, and in December 2006, the Court of Appeals for the Second Circuit held that a class could not be certified in that case. As a result of the Court of Appeals’ holding, the District Court suggested that the proposed issuer settlement could not be approved in its proposed form and should be modified. In June 2007, the District Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. It is unclear what impact these developments will have on our case. We expect that the parties will likely seek to reformulate a settlement in light of the Court of Appeal’s ruling, and we believe that the likelihood that we would be required to pay any material amount is remote. It is possible that the parties may not reach a final written settlement agreement or that the District Court may decline to approve any settlement in whole or part. In the event that the parties do not reach agreement on a final settlement, we and the Transmeta defendants believe that we have meritorious defenses and intend to defend any remaining action vigorously.
     In July 2007, we received a letter on behalf of a putative stockholder, Vanessa Simmonds, demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act against the underwriters of our November 2000 initial public offering and unidentified directors, officers and stockholders of Transmeta. In October 2007, Simmonds filed a purported shareholder derivative action in the United States District Court for the Western District of Washington, captioned Simmonds v. Morgan Stanley, et al. , Case No. C07-1636 RSM, against three of the underwriters of our initial public offering. In February 2008, Simmonds filed an amended complaint. None of our current or former directors or officers is named as a party in the action. Transmeta is named only as a nominal defendant in the action, and Simmonds does not seek any remedy or recovery from Transmeta. In March 2008, the court entered a stipulated order providing that we will not be required to answer or otherwise respond to the amended complaint.

     On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. In July 2008, all parties entered into a settlement agreement and releases providing for, among other things, the dismissal with prejudice of this action, with each party to bear its own litigation fees and costs. The parties jointly filed a stipulation of dismissal with the Court and, on July 24, 2008, the Court entered an order dismissing this action with prejudice.
Item 1A. Risk Factors
     The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q . If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.
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
     Our customer base is highly concentrated. For example, for the three months ended June 30, 2008 and 2007 there were one and two such customers respectively, that accounted for 99% and 100% respectively, of total revenues. For the six months ended June 30, 2008 and 2007 there were three and two such customers, respectively, that accounted for 97% and 92%, respectively, of total revenues. We expect that a small number of customers will continue to account for a significant portion of our revenue.
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
     Although we believe that our existing cash and cash equivalents and short-term investment balances will be sufficient to fund our operations, planned capital and research and development expenditures for the next twelve months, it is possible that we may need to raise significant additional funds through public or private equity or debt. A variety of business contingencies could contribute to our need for funds in the future, including the need to:
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
     As of June 30, 2008, we repurchased 27,600 shares of our common stock at an average price per share of $0.00001. These shares were issued pursuant to grants of restricted shares to employees in the form of par value stock options to purchase our common stock. These shares represent the unvested portion of the restricted stocks that were repurchased from employees at the time their employment with us was terminated.

Total Number
				of Shares	Maximum Number of
	Total Number		Average	Purchased as Part	Shares that May Yet
	of Shares	Total	Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	Paid	per Share	Plans or Programs	the Plans or Programs
04/01/08 - 04/30/08	3,000	$—	$0.00001	—	—
05/01/08 - 05/31/08	—	—	—	—	—
06/01/08 - 06/30/08	—	—	—	—	—

Total	3,000	$—	$0.00001	—	—

Item 6. Exhibits

Exhibit
Number	Exhibit Title

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMETA CORPORATION
	By	/s/ Sujan Jain
Sujan Jain
Date: August 6, 2008		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.