Form 10-Q
period 2008-09-30
TRANSMETA CORP
filed 2008-11-17
CIK 1001193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 12,204,671 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding on October 15, 2008.

TRANSMETA CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2008

Caution Regarding Forward-Looking Statements
     The following condensed consolidated financial statements, related notes, and management discussion and analysis contained in this report should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports filed with the Securities and Exchange Commission (SEC).The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed regularly with the SEC, some of which reports discuss our business in greater detail.
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

Advanced Micro Devices, Inc.	AMD
Intel Corporation	Intel
Microsoft Corporation	Microsoft
NEC Electronics	NEC
Novafora, Inc.	Novafora
NVIDIA Corporation	NVIDIA
Seiko Epson Corporation	Epson
Sony Corporation	Sony
Toshiba Corporation	Toshiba

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TRANSMETA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007(1)
	(unaudited)
	(In thousands, except for share data)
ASSETS

Current assets:
Cash and cash equivalents	$205,271	$15,607
Short-term investments	49,969	2,968
Accounts receivable	2	163
Other receivables, current	—	149,400
Prepaid expenses and other current assets	1,963	2,476

Total current assets	257,205	170,614
Other receivables, long-term	—	85,200
Property and equipment, net	194	284
Patents and patent rights, net	—	2,388
Other assets	200	800

Total assets	$257,599	$259,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029	$341
Accrued compensation	774	15,351
Income tax payable	15	3,306
Accrued restructuring costs	352	1,592
Other accrued liabilities	473	1,028
Current portion of deferred income from settlement and licensing	23,460	23,460
Current portion of long-term payable	800	667

Total current liabilities	26,903	45,745
Long-term deferred income from settlement and licensing, net of current portion	193,545	211,140
Long-term payables, net of current portion	200	800

Total liabilities	220,648	257,685

Commitments and contingencies (notes 13 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, at amounts paid in; authorized shares — 5,000,000. Issued and outstanding shares - 1,000,000 and liquidation preference of $7.5 million, at September 30, 2008 and December 31, 2007	6,966	6,966
Common stock, $0.00001 par value, at amounts paid in; authorized shares — 50,000,000. Issued and outstanding — 12,204,088 shares at September 30, 2008 and 12,021,388 at December 31, 2007	743,641	739,268
Treasury stock — 39,843 shares at September 30, 2008 and December 31, 2007	(2,439)	(2,439)
Accumulated other comprehensive income	190	29
Accumulated deficit	(711,407)	(742,223)

Total stockholders’ equity	36,951	1,601

Total liabilities and stockholders’ equity	$257,599	$259,286

(1)	Derived from the audited financial statements of Transmeta Corporation as of December 31, 2007 but does not include all disclosures required by accounting principles generally accepted in the United States.
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except for per share data)
Revenue:
Product	$—	$—	$253	$167
License	25,299	1	25,905	1
Service	—	43	168	2,186

Total revenue	25,299	44	26,326	2,354

Cost of revenue:
Product	—	—	3	80
Service(*)	—	18	163	1,236
Impairment charge on inventories	—	—	—	364

Total cost of revenue	—	18	166	1,680

Gross profit	25,299	26	26,160	674
Operating expenses:
Income from settlement and licensing	(5,865)	—	(17,595)	—
Income from license and receivable	(2,855)	—	(2,855)	—
Research and development(*)	1,586	1,336	6,751	8,809
Selling, general and administrative(*)	3,700	6,107	12,150	17,857
Restructuring charges, net	(97)	177	700	8,878
Amortization of patents and patent rights	—	1,711	2,388	5,134
Impairment charge on long-lived and other assets	—	—	—	302

Total operating expenses	(3,531)	9,331	1,539	40,980

Operating income (loss)	28,830	(9,305)	24,621	(40,306)
Interest income and other, net	1,813	250	6,197	1,109
Interest expense	—	(15)	(2)	(53)

Net income (loss) before income tax	30,643	(9,070)	30,816	(39,250)
Provision for income taxes	—	3	—	7

Net income (loss)	30,643	(9,073)	30,816	(39,257)

Deemed dividend for beneficial conversion feature of preferred stock	—	(3,630)	—	(3,630)

Net income (loss) attributable to common shareholders	$30,643	$(12,703)	$30,816	$(42,887)

Net income (loss) per share attributable to common shareholders — basic	$2.52	$(1.24)	$2.54	$(4.26)

Net income (loss) per share attributable to common shareholders — diluted	$2.31	$(1.24)	$2.33	$(4.26)

Weighted average shares outstanding — basic	12,170	10,236	12,145	10,066

Weighted average shares outstanding — diluted	13,265	10,236	13,220	10,066

(*) Includes stock-based compensation:
Cost of service revenue	$—	$1	$82	$18
Research and development	156	(271)	1,599	11
Selling, general and administrative	$731	$244	$2,047	$941
(See Notes to Unaudited Condensed Consolidated Financial Statements)

TRANSMETA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,816	$(39,257)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,728	970
Depreciation	194	465
Gain on disposal of fixed assets, net	(37)	(171)
Realized gain on marketable securities	(14)	—
Amortization of patents and patent rights	2,388	5,134
Impairment charge on inventories	—	364
Impairment charge on long-lived and other assets	—	302
Non cash restructuring charges	700	8,878
Changes in operating assets and liabilities:
Accounts receivable, current	161	265
Inventories	—	(360)
Prepaid expenses and other current assets	513	47
Other receivables	234,600	—
Other assets	600	1,131
Accounts payable and accrued liabilities	(14,855)	(643)
Income tax payable	(3,291)	(45)
Deferred income from settlement and licensing	(17,595)	—
Deferred revenue	—	(15)
Advances from customers	—	(1,320)
Accrued restructuring charges	(1,940)	(9,270)

Net cash provided by (used in) operating activities	235,968	(33,525)

Cash flows from investing activities:
Purchase of available-for-sale investments	(139,616)	(2,978)
Proceeds from sale or maturity of available-for-sale investments	92,734	24,000
Proceeds from fixed asset disposals	37	186
Purchase of property and equipment	(104)	(47)

Net cash provided by (used in) investing activities	(46,949)	21,161

Cash flows from financing activities:
Net proceeds from direct placement offering of common stock and warrants	—	11,600
Net proceeds from issuance of preferred stock	—	6,966
Proceeds from sales of common stock under employee stock purchase and incentive option plans	441	1,832
Proceeds from exercise of warrants	204	—

Net cash provided by financing activities	645	20,398

Increase in cash and cash equivalents	189,664	8,034
Cash and cash equivalents at beginning of period	15,607	11,595

Cash and cash equivalents at end of period	$205,271	$19,629

Supplemental disclosure of non-cash financing activities during the period:
Deemed dividend for beneficial conversion feature of preferred stock	$—	$(3,630)

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
Recent Developments
     On November 17, 2008, the Company announced that the Company had entered into an Agreement and Plan of Merger (“Merger Agreement”) to be acquired by Novafora for $255.6 million in cash, subject to working capital and other adjustments, in a transaction where Transmeta would be merged with and into a wholly-owned subsidiary of Novafora. The Merger Agreement provides, among other things, that Transmeta may not enter into any future licensing transaction prior to closing of the merger without Novafora’s consent.
     The foregoing description of the Merger Agreement and other references to the Merger Agreement in this Form 10-Q do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which will be filed with the SEC, and the terms of which are incorporated herein by reference.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles (“GAAP”) in the United States for interim financial information. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States have been condensed, or omitted, pursuant to the rules and regulations of the SEC. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by GAAP in the United States, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include revenue recognition and costs of revenue, long-lived and intangible asset valuations, restructuring charges and loss contingencies. In the opinion of the Company’s management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have had no impact on previously reported net loss or working capital.
2. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Upon initial adoption, SFAS 159 provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (cumulative deficit) in the year the statement is adopted. SFAS 159 became effective for the Company beginning on January 1, 2008. The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening cumulative deficit balance.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations ” (“SFAS 141(R)”). SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires the acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date. SFAS 141(R) further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, that restructuring costs generally be expensed in periods subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally be recorded as income tax expense. In addition, acquired in-process research and development will be capitalized as an intangible asset and amortized over its estimated useful life. The Company’s adoption of SFAS 141(R) will prospectively change its accounting treatment for any business combinations effected on or after January 1, 2009. Earlier adoption is prohibited.
     In December 2007, the FASB issued SFAS No.160, “ Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. As of September 30, 2008, the Company did not have any minority interests, so it anticipates no impact from adopting SFAS 160. The Company’s adoption of SFAS 160 will prospectively change its accounting treatment for any non-controlling interests acquired starting January 1, 2009. Earlier adoption is prohibited.
     In February 2008, the FASB issued FSP FAS 157-2, “ Effective FAS Date of FASB Statement No. 157 ” (“FSP FAS 157-2”), to partially defer SFAS No. 157, “ Fair Value Measurements ” (“SFAS 157”). FSP FAS 157-2 defers by one year the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which for the Company is effective beginning January 1, 2009. The Company is currently evaluating the impact of adopting the provisions of FSP FAS 157-2.
     On April 25, 2008, the FASB issued FSP FAS142-3, “Determination of the Useful Life of Intangible Asset” (“FSP FAS142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “ Goodwill and Other Intangible Assets” (“SFAS 142”) . The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “ Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for the Company beginning January 1, 2009. As of September 30, 2008, the Company did not have any intangible assets, so it anticipates no impact from adopting FSP FAS 142-3. The Company’s adoption of FSP FAS 142-3 will prospectively change its accounting treatment for any intangible assets acquired starting January 1, 2009. Early adoption is prohibited.
     On May 9, 2008, the FASB issued SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 becomes effective 60 days following the Securities and Exchanges Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” . The Company anticipates no impact from adopting SFAS 162.
     On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), to clarify the application of SFAS 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157 and is effective upon issuance. The Company has determined there is no impact from adopting the provisions of FSP FAS 157-3 for this current Quarterly Report on Form 10-Q.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
3. Net Comprehensive Income (Loss)
     Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale investments and foreign currency translation adjustments. Net comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$30,643	$(9,073)	$30,816	$(39,257)
Net change in unrealized gain on investments	137	15	151	44
Net change in foreign currency translation adjustments	(4)	7	10	51

Net comprehensive income (loss)	$30,776	$(9,051)	$30,977	$(39,162)

The components of accumulated other comprehensive income, net of taxes, as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
(In thousands)	2008	2007
Net unrealized gain (loss) on investments	$147	$(4)
Cumulative foreign currency translation adjustments	43	33

Accumulated other comprehensive income	$190	$29

4. Income from Settlement and Licensing
     On December 31, 2007, the Company entered into a settlement, release and license agreement and a LongRun and LongRun2 technology license agreement with Intel, thus settling patent infringement litigation between the Company and Intel. Under the original terms of the agreement, the Company received from Intel an initial payment of $150 million in January 2008, and was scheduled to receive from Intel annual payments of $20 million for each of the next five years, for total additional payments of $100 million.
     Under the December 31, 2007 agreement, the Company granted Intel a perpetual non-exclusive license to all of the Company’s patents and patent applications, including any patent rights later acquired by the Company, now existing or as may be filed during the next ten years. The Company also agreed to transfer technology and to grant to Intel a non-exclusive license to the Company’s LongRun and LongRun2 technologies and future improvements. Intel granted the Company a covenant not to sue for the Company’s development and licensing to third parties of its LongRun and LongRun2 technologies.
     In September 2008, the Company entered into an amendment to the December 31, 2007 settlement, release and license agreement to accelerate all future payment obligations under that agreement and a computing technology license agreement. The Company received a cash payment of $91.5 million in September 2008 which was applied to the carrying cost of $88.6 million of other receivable from Intel. The excess of the cash received over the receivable from Intel of $2.9 million was reported as operating income from license and receivable since the separate fair values of the license and payment acceleration elements cannot be determined. Under the September 2008 license agreement, the Company granted Intel a fully paid-up non-exclusive license to use and exploit certain proprietary computing technologies.
     The Company expects to recognize the fair value of the proceeds from Intel under the December 31, 2007 agreement using the subscription model since the fair value of the license to Intel for future patents filed or acquired by the Company during the ten-year capture period cannot be determined. The Company reviewed FASB Concept Statements Nos. 5 and 6, and concluded that elements of both revenue and gain were present and that the relative values of the revenue and gain elements cannot be determined. Therefore, the Company expects to recognize the entire present value of $234.6 million as a ratable ten-year income from settlement and licensing within operations of $23.5 million per year in years 2008 through 2017. The Company applied APB Opinion No. 21 “Interest on Receivables and Payables” in recording the present value of $234.6 million. Of the $15.4 million original difference between the settlement amount of $250 million and the present value of Intel payments scheduled to be recognized over the years 2008 to 2013, $4.0 million was recognized as imputed interest income through September 30, 2008. As of September 30, 2008, no future imputed interest income will be recognized as the Intel other receivables were fully paid on September 30, 2008.
     As of September 30, 2008 and December 31, 2007, the present value of other receivables from Intel was as follows:

(In thousands)	September 30, 2008	December 31, 2007
Non-interest bearing note, consisting of Payments of 5 x $20 million (due Jan 2009-Jan 2013), plus the initial $150 million payment (due Jan 2008) as of December 31, 2007	$100,000	$250,000

Unamortized discount on $150 million initial payment, based on 4.70% imputed interest rate	—	(600)
Unamortized discount on $100 million of 2009-2013 payments, based on 5.41% imputed interest rate	(11,355)	(14,800)

Less unamortized discount based on imputed interest rates	(11,355)	(15,400)

Less payment acceleration per September 2008 agreement	(88,645)	—

Present value of other receivables from Intel	$—	$234,600

Other receivables, current	—	149,400
Other receivables, long-term	—	85,200

Present value of other receivables from Intel	$—	$234,600

     As of September 30, 2008, the Company expects to recognize income from settlement and licensing within operations of $5.9 million per quarter through the fourth quarter of 2017.
5. Financial Statement Components

Property and Equipment
     The following table presents property and equipment information as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(In thousands)	2008	2007
Property and equipment, net
Leasehold improvements	$2,325	$2,325
Computer equipment	3,599	3,519
Furniture and fixtures	395	395
Computer software	719	775

	7,038	7,014
Less accumulated depreciation and amortization	(6,844)	(6,730)

Total	$194	$284

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
     All cash equivalents and short-term investments as of September 30, 2008 and December 31, 2007, which were classified as available-for-sale, are summarized below:

			Gross	Gross
(In thousands)	Fair Value	Book Value	Unrealized Gain	Unrealized (Loss)
As of September 30, 2008
Money market funds	$887	$887	$—	$—
Federal agency paper	252,920	252,773	164	(17)
Commercial paper			—	—

Total marketable securities: available for sale	253,807	253,660	164	(17)
Cash	1,433	1,433	—	—

Total cash, cash equivalents and short term investments	$255,240	$255,093	$164	$(17)

As of December 31, 2007
Money market funds	$14,627	$14,627	$—	$—
Federal agency paper	—	—	—	—
Commercial paper	2,968	2,972	—	(4)

Total marketable securities: available for sale	17,595	17,599	—	(4)
Cash	980	980	—	—

Total cash, cash equivalents and short term investments	$18,575	$18,579	$—	$(4)

     Available-for-sale securities and cash are reported at fair value and classified as follows:

(In thousands)	September 30, 2008	December 31, 2007
Cash	$1,433	$980
Cash equivalents	203,838	14,627
Short term investments	49,969	2,968

Total cash, cash equivalents and short term investments	$255,240	$18,575

The following is a summary of estimated fair values of marketable securities, and the associated net unrealized gain (loss), by contractual maturity:

			Gross	Gross
(In thousands)	Fair Value	Book Value	Unrealized Gain	Unrealized (Loss)
As of September 30, 2008:
Amounts maturing within one year	$253,807	$253,660	$164	$(17)
Amounts maturing after one year, within five years	—	—	—	—

Total marketable securities: available for sale	$253,807	$253,660	$164	$(17)

As of December 31, 2007:
Amounts maturing within one year	$17,595	$17,599	$—	$(4)
Amounts maturing after one year, within five years	—	—	—	—

Total marketable securities: available for sale	$17,595	$17,599	$—	$(4)

          The Company had restricted cash balance of $110,000 at December 31, 2007 which served as collateral for the Company’s credit card program. In April 2008, the cash restrictions were released and the Company no longer has any restricted cash.
          The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet its current cash requirements. For the three months ended September 30, 2008 and 2007, the Company had no gross realized gains or losses on sales of its available-for-sale securities. For the nine months ended September 30, 2008 and 2007, the gross realized gain on sales was $14,000 and zero, respectively. There were no gross realized losses for the nine months ended September 30, 2008 and 2007.
          To date, there have been no impairment charges on the Company’s available-for-sale securities related to other-than-temporary declines in market value.
          The gross unrealized losses related to the Company’s portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities purchased during the most recent three months. The Company has determined that the gross unrealized losses on its available-for-sale securities as of September 30, 2008 are temporary in nature. The Company reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.
          The total net unrealized gain of $147,000 is comprised of gross unrealized gains of approximately $164,000 and of gross unrealized loss of approximately $17,000 as of September 30, 2008. The gross unrealized loss relates to securities with a fair value of $43.0 million that have been in a loss position for less than twelve months.
Fair Value of Financial Instruments
          On January 1, 2008, the Company adopted SFAS No. 157, “ Fair Value Measurements ” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company beginning January 1, 2008, except for non financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.
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
          The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement:

(Level 1)
		Quoted Prices in Active	(Level 2)
	Balance as of	Markets of Identical	Significant Other
(In thousands)	September 30, 2008	Assets	Observable Inputs
Available-for-sale securities	$253,807	$887	$252,920

          The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2008, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
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
7. Stock Based Compensation
          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “ Share-Based Payment ” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, related to all the Company’s stock-based compensation plans.
          Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of stock option forfeitures, and is recognized as expense over the employees’ expected requisite service period, using the straight-line method.
          The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchase grants under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share data)	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$809	$373	$3,576	$1,716
Restricted stock awards	12	—	12	—
Employee stock purchase plan	66	$(399)	140	(746)

Total stock-based compensation	887	(26)	3,728	970
Tax effect on stock-based compensation	—	—	—	—

Net effect of stock-based compensation on results of operations	$887	$(26)	$3,728	$970

          Stock Options and Employee Stock Purchase Plan (“ESPP”): Net cash proceeds from the sales of common stock under employee stock purchase and incentive stock option plans were $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.4 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and incentive stock plans during either the three or nine months ended September 30, 2008 and 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
          For the three months ended September 30, 2008 and 2007, the Company recorded $66,000 and a credit of $(0.4) million, respectively, of stock-based compensation expense (credit) related to ESPP. For the nine months ended September 30, 2008 and 2007, the Company recorded $0.1 million and $(0.7) million of stock-based compensation expense (credit) related to ESPP, respectively. The $(0.7) million ESPP credit recorded for the nine months ended September 30, 2007 was due to true-up of prior accruals upon the January 31, 2007 purchase date reflecting reduced employee contributions due to the headcount reductions.
          In accordance with the terms of the 2000 Employee Stock Purchase Plan (“2000 Purchase Plan”), if the fair market value on any given purchase date is less than the fair market value on the grant date, the grant offering is cancelled and all participants are enrolled in the next subsequent grant offering. A modification charge is recorded as a result of this grant offering cancellation and new grant offering. There were zero and $30,000 modification charges recorded during the three months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008 and 2007, the Company recorded modification charges of zero and $50,000, respectively, related to the 2000 Purchase Plan, which is included in the table above under the caption “Employee stock purchase plan”.
      Valuation Assumptions
               The Company estimates the fair value of stock options using the BSM model. This is the same model that the Company previously used in preparing its pro forma disclosure required under SFAS No. 123, “Share-Based Payment”. The BSM model determines the fair value of stock-based compensation and is affected by the Company’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The BSM option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, if actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
          The fair value of stock awards and ESPP offerings is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Option Plans	2008	2007	2008	2007
Risk-free interest rate	2.8%	4.5%	2.9%	4.6%
Expected life in years	4.3	4.0	4.3	4.0
Expected stock price volatility	102%	91%	104%	87% to 90%
Weighted-average fair value of stock options granted	$10.36	$7.09	$10.50	$7.62

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan (ESPP)	2008	2007	2008	2007
Risk-free interest rate	2.3%	5.1%	2.1%	5.1%
Expected life in years	1.3	1.3	1.3	1.3
Expected stock price volatility	102%	86%	102% to 151%	71% to 86%
Weighted-average fair value of purchase rights granted under the purchase plan	$7.66	$5.07	$9.19	$5.88
          In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 21.0% and 8.0% for its employees’ options and directors’ and officers’ options, respectively. The Company also has assumed an annualized forfeiture rate of 55.0% and 67% for its employee stock purchases for the three months ended September 30, 2008 and 2007, respectively. Accordingly, as of September 30, 2008, the Company estimated that the stock-based compensation for the options not expected to vest was approximately $4.1 million. Therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $10.1 million after including estimated forfeitures. This will be recognized over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
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
Restricted Stock Awards
          On September 16, 2008, the Company’s Board of Directors approved the issuance of restricted stock awards to employees. A total of 25,900 restricted shares were granted and will vest with respect to 100% of the shares on August 24, 2009. The restricted stock awards were valued at fair market value at the date of grant and the Company assumed an annualized forfeiture rate of 21.0% for these awards.
          As of September 30, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $69,000. Therefore, the unrecorded deferred stock-based compensation balance related to restricted stock was adjusted to approximately $0.3 million after including estimated forfeitures. This will be recognized over a weighted-average period of approximately 0.9 years and will be adjusted for subsequent changes in estimated forfeitures on a quarterly basis.
Tax effects of stock-based compensation
          The Company has adopted the “alternative transition method” in accordance with SFAS 123(R) to calculate the excess tax credit pool.
8. Employee Stock Option Plans
Equity Incentive Plans
          The Company’s equity incentive plans authorize the award of options, restricted stock and stock bonuses, and provide for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code to employees and nonqualified stock options to employees, directors and consultants. Under the Company’s equity incentive plans, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock on the grant date.
          The Company initially reserved 350,000 shares of common stock under its 2000 Equity Incentive Plan. The aggregate number of shares reserved for issuance under the Company’s 2000 Equity Incentive Plan increases automatically on January 1 of each year by an amount equal to 5% of the total outstanding shares of the Company on the immediately preceding December 31.
          The following is a summary of the Company’s stock option and restricted stock activity under its equity incentive plans, and related information for the nine months ended September 30, 2008:

		Stock Options Outstanding
				Weighted Average
				Remaining
	Shares Available for		Weighted Average	Contractual Term	Aggregate Intrinsic Value
	Grant	Number of Shares	Exercise Price	(In Years)	(in thousands)
Balance at December 31, 2007	1,429,195	1,897,368	$19.42
Additional shares reserved	601,069	—	—
Restricted stock granted	(25,900)	—	—
Options granted	(252,695)	252,695	14.29
Options exercised	—	(134,163)	1.24
Options forfeited / canceled / expired	385,073	(385,073)	23.41

Balance at September 30, 2008	2,136,742	1,630,827	$19.18	8.27	$3,798

Vested and expected to be vested
		1,200,179	$21.11	7.93	$2,611

Shares exercisable:
September 30, 2008		628,853	$27.87	6.71	$1,045

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $18,000 and $33,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.6 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.
          The exercise prices for options outstanding and exercisable as of September 30, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices	Shares Outstanding	Contractual Life (In Years)	Exercise Price	Shares Exercisable	Exercise Price
$10.04 - $13.11	166,612	8.94	$11.27	68,278	$11.26
$13.32 - $13.32	3,000	9.46	13.32	—	—
$13.36 - $13.36	778,249	9.21	13.36	171,216	13.36
$13.40 - $14.40	107,250	8.70	13.73	37,081	13.68
$14.41 - $14.41	175,000	9.61	14.41	—	—
$14.63 - $24.20	184,350	6.44	16.80	156,405	17.17
$24.60 - $49.20	175,806	5.15	37.63	155,313	38.73
$49.60- $223.40	36,526	2.27	115.52	36,526	115.52
$244.80 - $244.80	600	2.66	244.80	600	244.80
$260.20 - $260.20	3,434	2.10	260.20	3,434	260.20

$10.04 - $260.20	1,630,827	8.27	$19.18	628,853	$27.87

Par Value Stock Options
          On December 17, 2007, the Company’s Board of Directors approved the issuance of two groups of grants of restricted shares to employees in the form of immediately exercisable stock options to purchase shares of the Company’s common stock at a per share exercise price equal to the par value of the underlying common stock. A total of 122,000 shares were granted under the two grants. The first group of grants, for an aggregate of 25,100 shares, vested with respect to 100% of the shares upon the Company’s receipt of the initial $150 million payment from Intel in January 2008. The second group of grants, for an aggregate of 96,900 shares, vested with respect to 100% of the shares on August 22, 2008. In the nine months ended September 30, 2008, a total of 28,400 shares from the second group were repurchased and retired by the Company due to termination of employment for certain employees.
Employee Stock Purchase Plan
          The Company adopted the 2000 Purchase Plan in November 2000. The 2000 Purchase Plan allows employees to designate up to 15% of their total compensation to purchase shares of the Company’s common stock at 85% of the lesser of the fair market value of the Company’s common stock at either the first or last day of each offering period. Upon effectiveness of the Purchase Plan, the Company reserved 100,000 shares of common stock under the 2000 Purchase Plan. In addition, the aggregate number of shares reserved for issuance under the 2000 Purchase Plan increases automatically on January 1 of each year starting by an amount equal to 1% of the total outstanding shares of the Company on the immediately preceding December 31. A total of 14,760 and 6,527 shares were purchased under the 2000 Purchase Plan during the three months ended September 30, 2008 and 2007, respectively, and a total of 28,382 and 84,093 shares were purchased during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, 885,405 shares had been issued under the 2000 Purchase Plan. As of September 30, 2008, the total compensation cost related to options to purchase the Company’s common stock under the 2000 Purchase Plan but not yet recognized was approximately $79,000  will be recognized on a straight-line basis over a weighted-average period of approximately 0.9 years.
9. Stockholders’ Equity
          The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(In thousands)	2008	2007
Beginning balance:	$1,601	$42,683
Net income (loss)	30,816	(39,257)
Proceeds from stock option exercises and ESPP	441	1,826
Proceeds from exercise of warrants	204	—
Stock-based compensation expense	3,728	970
Net proceeds from direct placement offering of common stock and warrants	—	11,600
Net proceeds from issuance of preferred stock	—	6,966
Beneficial conversion feature of preferred stock	—	3,630
Deemed dividend for preferred stock’s beneficial conversion feature	—	(3,630)
Other comprehensive income	161	95

Ending balance:	$36,951	$24,883

          The corresponding changes in shares of the Company’s common stock outstanding, adjusted for the August 2007 one-for-20 reverse split, during the nine months ended September 30, 2008 and 2007, are summarized below:

	Nine Months Ended September 30,
	2008	2007
Beginning balance:	12,021,388	9,893,820
Shares issued from stock option exercises and ESPP	40,545	127,691
Shares issued from warrant exercises	22,655	—
Shares issued from stock option exercises of par value stock options	122,000	—
Shares issued of restricted stock	25,900	—
Stock repurchased and retired	(28,400)	—
Shares from direct placement offering of common stock and warrants	—	2,000,000
Refund of fractional shares due to reverse stock split	—	(123)

Ending balance:	12,204,088	12,021,388

Outstanding Warrants
          In September 2007, warrants to purchase an aggregate of one million shares of the Company’s common stock with a five-year term and $9.00 exercise price per share were issued as part of a direct placement of registered common stock and warrants. The following warrants to purchase common stock remain outstanding as of September 30, 2008:

Issuance	Number of	Price per
Date	Shares	Share	Expiration Date

September 2007	977,345	$9.00	September 2012

Series B Preferred Stock
          In July 2007, the Company sold 1,000,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) to AMD in consideration for $7.5 million cash, with net proceeds of approximately $7.0 million after issuance costs. The Series B Preferred Stock is convertible, at any time at the option of AMD, into 713,470 shares of the Company’s common stock. Concurrently with this stock purchase agreement, the Company also entered into a voting agreement with AMD and a registration rights agreement relating to the Series B Preferred Stock. Each share of the Series B Preferred Stock is entitled to vote on all matters and is entitled to the number of votes per share of the Series B Preferred Stock equal to the number of shares of the Company common stock into which each share of Series B Preferred Stock is convertible.
          Each share of the Series B Preferred Stock is entitled to receive dividends, prior and in preference to the Company common stock, at a rate of $0.60 per calendar year when and if declared by the Company’s Board of Directors. Each share of the Series B Preferred Stock is also entitled to certain preferences in the event of any Liquidation of the Company. A “Liquidation” includes (i) the liquidation, dissolution or winding up of the Company; (ii) the merger or consolidation of the Company by means of any transaction or series of related transactions, provided that the applicable transaction will not be deemed a Liquidation unless the Company’s stockholders constituted immediately prior to such transaction hold less than 50% of the voting power of the surviving or acquiring entity immediately after such transaction; or (iii) a sale of all or substantially all of the Company’s assets requiring approval of the Company’s stockholders. In the event of a Liquidation, the holders of the Series B Preferred Stock will be entitled to receive, out of the Company assets that may be legally distributed to the Company’s stockholders, before any payment or distribution of assets to the holders of the Company common stock, a liquidation preference consisting of (i) $7.50 per share of the Series B Preferred Stock, plus (ii) declared but unpaid dividends on such share, minus (iii) the amount of any cash dividends received by the holders of Series B Preferred Stock, minus (iv) the amount of any payment received by the holders of Series B Preferred Stock respecting a merger or asset sale consummated prior to such Liquidation.
Recent Developments
          On November 16, 2008, pursuant to the patent license agreement described below in Note 16, AMD agreed to transfer to the Company 700,000 shares of the Company’s Series B Preferred Stock held by AMD.
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
10. Earnings (Loss) per Share
          Earnings (loss) per share is calculated in accordance with SFAS 128, “ Earnings Per Share ”. Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants, convertible preferred stock and employee stock purchases. The dilutive effect of the convertible preferred stock is calculated under the if-converted method, giving income recognition for the add back of any deemed dividend for the beneficial conversion feature at issuance of the preferred stock. The dilutive effect of other outstanding potential shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Basic and diluted:
Net income (loss) attributable to common shareholders	$30,643	$(12,703)	$30,816	$(42,887)

Shares used to compute basic net income (loss) per share	12,170	10,236	12,145	10,066

Effect of potentially dilutive securities:
Series B Preferred Stock	713	0	713	0
Warrants issued in direct placement offering	368	0	348	0
Employee stock options and ESPP	14	—	14	—

Shares used to compute diluted net income (loss) per share	13,265	10,236	13,220	10,066

Net income (loss) per share attributable to common shareholders — basic	$2.52	$(1.24)	$2.54	$(4.26)

Net income (loss) per share attributable to common shareholders — basic	$2.31	$(1.24)	$2.33	$(4.26)

          For the three months ended September 30, 2008 and 2007, options, warrants and convertible preferred stock to purchase approximately 1.5 million and 2.5 million shares, respectively were excluded from the calculation of diluted net income per share because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the nine months ended September 30, 2008 and 2007, options, warrants and convertible preferred stock to purchase approximately 1.6 million and 2.5 million shares, respectively were excluded from the calculation of diluted net income per share because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
11. Restructuring Charges
          For the three and nine months ended September 30, 2008, the Company recorded a credit of $(0.1) million and an expense of $0.7 million of restructuring charges, respectively, compared to $0.2 million and $8.9 million over the comparable periods in 2007, respectively.
          The Company recorded termination and severance charges of $7.2 million related to a workforce reduction during the first nine months of 2007 as a result of the Company’s strategic restructuring to focus its ongoing efforts on licensing the Company’s technologies and intellectual property. Additionally, the Company recorded $1.7 million for the first nine months of 2007 for rented facilities, net of estimated sublease income.
          In the first three months of 2008, the Company recorded additional charges and changed estimates of $0.3 million related to reduced potential for sublease income in the last six months of the lease. During the three months ended June 30, 2008, the Company recorded an additional $0.5 million in restructuring charge for restoration costs on leases that expired in June 2008. Reversal of $0.1 million as a change in estimate was recorded during the three months ended September 30, 2008. The accrued restructuring liabilities as of September 30, 2008 are expected to be paid during the current fiscal year.

          Accrued restructuring charges consist of the following at September 30, 2008:

	Excess	Workforce
(In thousands)	Facilities	Reduction	Total
Balance as of December 31, 2007	$1,537	$55	$1,592

Restructuring charges	131	—	131
Change in estimates	212	(1)	211
Cash drawdowns	(951)	(3)	(954)

Balance as of March 31, 2008	$929	$51	$980

Restructuring charges	455	—	455
Change in estimates	0	—	—
Cash drawdowns	(924)	—	(924)

Balance as of June 30, 2008	$460	$51	$511

Restructuring charges	—	—	—
Change in estimates	(97)	—	(97)
Cash drawdowns	(11)	(51)	(62)

Balance as of September 30, 2008	$352	$—	$352

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
          Sales by geographic area are categorized based on the customer’s billing address. The following is a summary of the Company’s net revenue by major geographic area during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Japan	*	%	97%		*	%	93%
North America	99%		*	%	95%		*	%
Other	*	%	*	%	*	%	*	%

*	% represents less than 10% of total revenue
          Revenues are highly concentrated among those customers that account for more than 10% of revenues for a particular period. For the three months ended September 30, 2008 and 2007 there was one such customer, respectively, that accounted for 99% and 97% respectively, of total revenues. For the nine months ended September 30, 2008 and 2007 there were one and two such customers, respectively, that accounted for 95% and 93%, respectively, of total revenues.
          Long lived assets of $0.4 million and $3.5 million as of September 30, 2008 and December 31, 2007, respectively, were located entirely within the United States.
13. Commitments and Contingencies
          The Company’s lease of approximately 126,000 square feet of office space expired in June 2008 on the four buildings in Santa Clara, California that the Company occupied for the past 10 years. In June 2008, the Company vacated approximately 104,000 square feet of the original leased office space. Subsequently, in July 2008, the Company signed a one year extension to the original lease for the remaining 22,500 square feet of office space.
          The Company leases its facility and certain equipment under non-cancelable operating leases expiring through 2009.
          The Company’s contractual obligations at September 30, 2008 are summarized in the table below:

	Future Minimum Payments Due by Period
		Remainder of
(In thousands)	Total	2008	2009
Operating leases(1)	$270	$68	$202
Unconditional contractual obligations(2)	1,000	200	800

Total	$1,270	$268	$1,002

(1)	Operating leases includes the lease extension agreement for approximately 22,500 square feet of office space in Santa Clara, California that was signed in July 2008.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.
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
14. Income Taxes
          The Company adopted FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 ” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB SFAS No. 109, “ Accounting for Income Taxes ,” that is intended to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense
          At January 1, 2007, the cumulative unrecognized tax benefit pursuant to FIN 48 was $7.7 million, which would have resulted in a decrease in retained earnings except the decrease was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. Upon adoption of FIN 48 the Company recognized no adjustment in the liability for unrecognized income tax benefits. At December 31, 2007, the Company had $8.2M of unrecognized tax benefits of which $22.9K impacted the effective tax rate. For the three and nine months ended September 30, 2008 and 2007, no interest related to unrecognized tax benefits was recorded.
          At September 30, 2008, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.
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
          On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleged claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. In July 2008, all parties entered into a settlement agreement and releases providing for, among other things, the dismissal with prejudice of this action, with each party to bear its own litigation fees and costs. The parties jointly filed a stipulation of dismissal with the Court and, on July 24, 2008, the Court entered an order dismissing this action with prejudice.
16. Subsequent Events
Patent License Agreement with AMD
          On November 16, 2008, the Company entered into a patent license agreement with AMD. The agreement grants a non-exclusive license under Transmeta’s patent to AMD, and includes FoundryCo, which AMD recently announced as part of its Asset Smart strategy. Under the terms of the agreement, AMD will transfer to Transmeta 700,000 shares of Transmeta’s Series B Preferred Stock held by AMD.
Merger Agreement with Novafora
          On November 17, 2008, the Company announced that the Company had entered into a Merger Agreement to be acquired by Novafora for $255.6 million in cash, subject to working capital and other adjustments, in a transaction where Transmeta would be merged with and into a wholly-owned subsidiary of Novafora. The Merger Agreement provides, among other things, that Transmeta may not enter into any future licensing transaction prior to closing of the merger without Novafora’s consent.
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
          On December 31, 2007, we entered into a settlement agreement with Intel resolving our patent litigation and licensing to Intel our patents and our LongRun and LongRun2 technologies. As of September 30, 2008, we expect to recognize income from our settlement and licensing agreement with Intel within operations of $5.9 million per quarter through the fourth quarter of 2017.
          We are presently focused on licensing to other companies our advanced power management technologies for controlling leakage and increasing power efficiency in semiconductor devices (licensed under our LongRun2 tm trademark) and our portfolio of intellectual property rights.
Patent License Agreement with AMD
          On November 16, 2008, we entered into a patent license agreement with AMD. The agreement grants a non-exclusive license under Transmeta’s patent to AMD, and includes FoundryCo, which AMD recently announced as part of its Asset Smart strategy. Under the terms of the agreement, AMD will transfer to Transmeta 700,000 shares of Transmeta’s Series B Preferred Stock held by AMD.
Merger Agreement with Novafora
          On November 17, 2008, we announced that we had entered into a Merger Agreement to be acquired by Novafora for $255.6 million in cash, subject to working capital and other adjustments, in a transaction where Transmeta would be merged with and into a wholly-owned subsidiary of Novafora. The Merger Agreement provides, among other things, that Transmeta may not enter into any future licensing transaction prior to closing of the merger without Novafora’s consent.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Product	0%	0%	1%	7%
License	100%	2%	98%	0%
Service	0%	98%	1%	93%

Total Revenue	100%	100%	100%	100%

Costs of product	0%	0%	0%	3%
Costs of license	0%	0%	0%	0%
Costs of service(*)	0%	41%	1%	53%

Impairment charges on long-lived assets	0%	0%	0%	15%

Total cost of revenue	0%	41%	1%	71%

Gross profit	100%	59%	99%	29%

Operating expenses:
Income from settlement and licensing	-23%	0%	-67%	0%
Gain from receivable and license	-11%	0%	-11%	0%
Research and development(*)	6%	3036%	26%	374%
Selling, general and administrative(*)	15%	13880%	46%	759%
Restructuring charges	0%	402%	3%	377%
Amortization of patents and patent rights	-1%	3889%	9%	218%
Impairment charge on long-lived and other assets	0%	0%	0%	13%

Total operating expenses	-14%	21207%	6%	1741%

Operating income (loss)	114%	-21148%	93%	-1712%
Interest income and other, net	7%	568%	24%	47%
Interest expense	0%	-34%	0%	-2%

Income (loss) before income taxes	121%	-20614%	117%	-1667%
Provision for income taxes	0%	7%	0%	0%

Net income (loss)	121%	-20621%	117%	-1667%

Deemed dividend for beneficial conversion feature of preferred stock	0%	-8250%	0%	-154%

Net income (loss) attributable to common shareholders	121%	-28871%	117%	-1821%

(*) Includes stock-based compensation:
Cost of service revenue	0%	2%	0%	1%
Research and development	1%	-616%	6%	0%
Selling, general and administrative	3%	555%	8%	40%
Total Revenue
     Revenues have historically been generated from three types of activities: product, license and services. Product revenues consist of sales of x86-compatible software-based microprocessors. License revenues consist of deliverable-based technology transfer fees from licensing advanced power management and other proprietary technologies. Service revenues consist of design services and development services fees received for either fixed fee or time and materials based engineering services, as well as maintenance support fees. Total revenue for the three and nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in	Change in			Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Product	$—	$—	$—	n/a	$253	$167	$86	51%
License	25,299	1	25,298	2529800%	25,905	1	25,904	2590400%
Service	—	43	(43)	(100%)	168	2,186	(2,018)	(92%)

Total revenue	$25,299	$44	$25,255	57398%	$26,326	$2,354	$23,972	1018%

     Total revenue in the three and nine months ended September 30, 2008 increased by $25.3 million and $24.0 million over comparable periods in 2007, respectively.
     Product Revenue. Product revenue was zero for each of the three months ended September 30, 2008 and 2007. Product revenue increased by $0.1 million for the nine months ended September 30, 2008 over the comparable periods in 2007. The increase for the nine months comparison was due primarily due to an increase in sales of previously reserved inventory. We have exited the business of selling microprocessor products and expect no further product revenues in fiscal 2008.
     License Revenue. License revenue increased by $25.3 million and $25.9 million for the three and nine months ended September 30, 2008, over comparable periods in 2007, respectively. Our receipt of royalties from our LongRun2 licensees depends on our licensees’ incorporating our technology into their manufacturing products, bringing their products to market, and the success of their products. Our licensees are not contractually obligated to manufacture, distribute or sell products using our licensed technologies.
     We expect that our license revenue will vary from period to period, depending in part on the adoption of our LongRun2 technology by our licensees and potential licensees, and the success of the products incorporating our technology sold by our licensees. The increase for both comparisons was primarily due to $25.0 million in revenue received for our LongRun2 license from a one time license with NVIDIA.
     Service Revenue. Service revenue is comprised of three sub-types: (i) maintenance and technical support service revenue; (ii) fixed fee development service revenue; and (iii) time-and-materials-based design service revenue. Service revenues in the three and nine months ended September 30, 2008 decreased by $43,000 and $2.0 million over the comparable periods in 2007, respectively. The decrease in total service revenue was primarily attributable to the completion of the Sony engineering service contract in the first quarter of 2007. Service revenue in the nine months ended September 30, 2008 consisted of a $0.2 million time and materials service contract for an existing LongRun2 licensing customer. We have decided not to continue pursuing engineering services as a separate line of business; however, we intend to continue providing engineering and support services as an important element of our technology licensing business.
     Deferred income related to services was zero as of September 30, 2008 and 2007.
Customer Concentration Information
     We have derived the majority of our revenue from a limited number of customers. Additionally, we derive a significant portion of our revenue from customers located in Asia, which subjects us to economic cycles in that region as well as the geographic areas in which they sell their products. Revenues are highly concentrated among those customers each comprising more than 10% of annual revenue. For the three and nine months ended September 30, 2008, one customer accounted for more than 10% of total revenues. For the three and nine months ended September 30, 2007, one and two customers accounted for more than 10% of total revenues, respectively.
Costs of Revenues
     Costs of revenues, consisting of cost of product revenue, cost of license revenue and cost of service revenue, are summarized for the three and nine months ended September 30, 2008 and 2007 in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in	Change in			Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Product(*)	$—	$—	$—	n/a	$3	$80	$(77)	(96%)
License	—	—	—	n/a	—	—	—	n/a
Royalties	—	—	—	n/a	—	—	—	n/a
Service(*)	—	18	(18)	(100%)	163	1,236	(1,073)	(87%)
Impairment charge on inventories	—	—	—	n/a	—	364	(364)	(100%)

Total cost of revenue	$—	$18	$(18)	(100%)	$166	$1,680	$(1,514)	(90%)

(*) Includes stock-based compensation:
Cost of product revenue	$—	$—	$—	n/a	$—	$—	$—	n/a
Cost of service revenue	$—	$1	$(1)	(100%)	$82	$18	$64	356%

Cost of Product Revenue
     There was no associated cost of product revenue for the three months ended September 30, 2008 and 2007. The decrease of $77,000 in cost of product revenue for the nine months ended September 30, 2008 over the comparable period in 2007 was primarily due to the product sales of previously written-down and fully reserved inventory in the first quarter of fiscal 2008.
Cost of License Revenue
     There was no associated cost of licensing revenue for the three and nine months ended September 30, 2008 and 2007.
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
     For the three and nine months ended September 30, 2008, the cost of service revenue decreased by $18,000 and $1.1 million, respectively, over comparable periods in 2007, respectively. The decreases in cost of service revenue was a result of the decrease in headcount related costs due to completion of the design service contract for Sony and Microsoft in the first quarter of fiscal 2007.
     Impairment Charges on Inventories
     In 2006, we built our inventory of 90 nanometer Efficeon products in anticipation of a ramp in demand resulting from the Microsoft FlexGo program, but our sales of 90 nanometer Efficeon products were minimal during 2006 and we received no production orders for our special FlexGo-enabled Efficeon products. Accordingly, we recorded impairment for all our remaining 90 nanometer Efficeon products as of December 31, 2006. In the first quarter of fiscal 2007, we received an additional $0.4 million of new raw material for the FlexGo program of Fujitsu die, which we impaired as of March 31, 2007. In 2007, we exited the business of selling microprocessor products and expect no further product revenues in fiscal 2008.
Income from Settlement and Licensing

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Income from settlement and licensing	$5,865	$—	$5,865	n/a	$17,595	$—	$17,595	n/a

     For the three and nine months ended September 30, 2008, we recognized income from settlement and licensing of $5.9 million and $17.6 million, respectively, compared to zero for the three and nine months ended September 30, 2007. We expect to recognize the entire present value of $234.6 million from the settlement, release and license agreement entered into with Intel on December 31, 2007 as income from settlement and licensing within operations, on a ten-year ratable basis, over the years 2008-2017. As of September 30, 2008, we expect to recognize income from settlement and licensing within operations of $5.9 million per quarter through the fourth quarter of 2017.
Income from license and receivable

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Income from license and receivable	$2,855	$—	$2,855	n/a	$2,855	$—	$2,855	n/a

     For each of the three and nine months ended September 30, 2008, we recognized a income from license and receivable of $2.9 million, compared to zero for each of the three and nine months ended September 30, 2007. In September 2008, we entered into an amendment to the December 31, 2007 settlement, release and license agreement to accelerate all future payment obligations under the agreement and a computing technology license agreement with Intel. This resulted in an operating gain of $2.9 million for the excess of cash received over the carrying cost of the receivable.

Research and Development
     Total research and development expenses for the three and nine months ended September 30, 2008 and 2007 are summarized in the following table:

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Research and development expenses	$1,430	$1,607	$(177)	(11%)	$5,152	$8,798	$(3,646)	(41%)
Stock-based compensation	156	(271)	427	158%	1,599	11	1,588	14436%

Total research and development expenses	$1,586	$1,336	$250	19%	$6,751	$8,809	$(2,058)	(23%)

          For the three and nine months ended September 30, 2008, total research and development expenses increased by $0.3 million and decreased by $2.1 million over comparable periods in 2007, respectively. Research and development expenses for the three months comparison decreased by $0.2 million primarily due to a $0.1 million decrease in compensation and a $0.1 million decrease in allocated expenses from facility and IT expenses as a result of headcount reductions. Stock-based compensation increased $0.4 million in the three months comparison primarily due to a $0.4 million credit true-up for ESPP for terminated employee forfeitures in 2007. Research and development expenses for the nine months comparison decreased by $3.6 million primarily due to a $4.0 million decrease in compensation as a result of headcount reductions, a $0.8 million decrease in facility and IT allocations, a $0.3 million decrease in employee insurance as a result of headcount reductions and a $0.1 million decrease in software and hardware maintenance offset by a $1.1 million increase due to a lower allocation-out for cost of revenue on the Sony contract, a $0.5 million increase in outside services and consultants and a $0.1 million increase in non-recurring engineering charges. Stock compensation increased $1.6 million in the nine months comparison primarily due to a $0.6 million credit true-up for ESPP for terminated employee forfeitures in 2007 and a $0.9 million increase due to the grant of stock options in the fourth quarter of 2007.
Selling, General and Administrative

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Selling, general and administrative expenses	$2,969	$5,863	$(2,894)	(49%)	$10,103	$16,916	$(6,813)	(40%)
Stock-based compensation	731	244	487	200%	2,047	941	1,106	118%

Total selling, general and administrative expenses	$3,700	$6,107	$(2,407)	(39%)	$12,150	$17,857	$(5,707)	(32%)

          For the three and nine months ended September 30, 2008, total selling, general and administrative expenses decreased by $2.4 million and $5.7 million over comparable periods in 2007, respectively. Selling, general and administrative expenses for the three months comparison decreased by $2.9 million primarily due to $1.2 million decrease in legal and outside services primarily related to the Intel settlement, a $1.1 million decrease in outside services and consultants, $0.2 million decrease in corporate insurance, a $0.1 million decrease in rent expense related to the restructured office space, a $0.1 million decrease in building maintenance costs primarily due to a reduced estimate on restoration costs, $0.1 million decrease in asset depreciation primarily due to gradual retirements of assets due to the restructure and a $0.1 million decrease in accounting services offset by a $0.1 million due to a smaller charge out of Facility and IT expenses to R&D. Stock-based compensation increased $0.5 million primarily due to grant of stock options in the fourth quarter of 2007.
          Selling, general and administrative expenses for the nine months comparison decreased by $6.8 million primarily due to a $2.7 million decrease in legal and outside services primarily related to the Intel settlement, a $1.6 million decrease in compensation as a result of headcount reductions, a $1.1 million decrease in outside services and consultants, a $0.7 million decrease in rent expense related to the restructured office space, a $0.6 million decrease in corporate insurance, a $0.3 million decrease in asset depreciation due to gradual retirements of assets due to the restructure, a $0.1 million decrease in software and hardware maintenance, a $0.1 million decrease in travel expenses, a $0.1 million decrease in recruiting expenses and a $0.1 million decrease in accounting services offset by an increase of a $0.8 million due to a smaller charge out of Facility and IT expenses to R&D. Stock-based compensation increased $1.1 million primarily due to grant of stock options in the fourth quarter of 2007.
Restructuring Charges, Net

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Restructuring charges	$(97)	$177	$(274)	(155%)	$700	$8,878	$(8,178)	(92%)

     For the three and nine months ended September 30, 2008, restructuring charges decreased by $0.3 million and $8.2 million over comparable periods in 2007, respectively. The decrease for the three months comparison was primarily due to a $0.2 million decrease due to a lower estimate on restoration costs and a $0.1 million related to workforce cost reductions initiated in February 2007. The decrease for the nine months comparison was primarily due to a $7.2 million decrease related to workforce cost reductions initiated in February 2007 and a

$1.7 million decrease related to leased facility restructuring cost, offset by a $0.7 million increased expense due largely to restoration costs for the restructured buildings.
Amortization of Patents and Patent Rights

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Amortization of patent and patent rights	$—	$1,711	$(1,711)	(100%)	$2,388	$5,134	$(2,746)	(53%)

     For the three and nine months ended September 30, 2008, amortization of patents and patent rights decreased by $1.7 million and $2.7 million over comparable periods in 2007, respectively. The decrease for both periods was primarily due to patent and patent rights that were fully amortized by the second quarter of 2008. Amortization charges relate to various patents and patent rights acquired from Epson and others during fiscal 2001. Also included in the amortization charges are accretion expenses associated with the liability recorded from the acquisition of these patents and patent rights.
Impairment Charge on Long-Lived and Other Assets

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Impairment charges	$—	$—	$—	n/a	$—	$302	$(302)	(100%)

     There were no impairment chargers on long-lived and other assets for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, impairment charges on long-lived and other assets decreased by $0.3 million primarily due to prepaid software maintenance that was impaired in the first quarter of fiscal 2007 related to an end of life product.
Interest Income and Other, Net

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Interest income and other, net	$1,813	$250	$1,563	625%	$6,197	$1,109	$5,088	459%

     For the three and nine months ended September 30, 2008, interest income and other, net increased by $1.6 million and $5.1 million, over comparable periods in 2007, respectively. The increase for the three months comparison was primarily due to $1.2 million of imputed interest income resulting from the Intel settlement, release and license agreement and $0.4 million of interest income generated from the increased cash and short-term investment position due to receipt of the $150 million payment from Intel in January 2008. The increase for the nine months comparison was primarily due to $4.0 million of imputed interest income resulting from the Intel settlement, release and license agreement and $1.2 million of interest income generated from the increased cash and short-term investment position due to receipt of the $150 million payment from Intel in January 2008 offset by $0.2 million of gain in 2007 on the disposal of long-lived assets. As of September 30, 2008, no future imputed interest income will be recognized as the Intel other receivables were fully-paid on September 30, 2008.
Provision for Income Taxes

	Three Months Ended September 30,		Change in	Change in	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent	2008	2007	Dollars	Percent
Provision for income taxes	$—	$3	$(3)	(100%)	$—	$7	$(7)	(100%)

     For fiscal 2008, reported income and accreted interest income from the Intel settlement, release and license agreement does not create tax expense as the entire $250 million settlement was recognized as income in the 2007 income tax returns.
Liquidity and Capital Resources
     For the nine months ended September 30, 2008, we had positive cash flows of $236.0 million from our operations, compared to negative cash flows of $33.5 million from our operations for the comparable period in 2007.

     The following comparison table summarizes our usage of cash and cash equivalents for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Change in	Change in
(In thousands)	2008	2007	Dollars	Percent
Net cash provided by (used in) operating activities	$235,968	$(33,525)	$269,493	804%
Net cash provided by (used in) investing activities	(46,949)	21,161	(68,110)	(322%)
Net cash provided by financing activities	645	20,398	(19,753)	(97%)

Increase in cash and cash equivalents	$189,664	$8,034	$181,630	2261%

     Operating activities
     For the nine months ended September 30, 2008, net cash provided by operating activities was $236.0 million. Our net income of $30.8 million was adjusted for non-cash charges consisting primarily of $3.7 million of stock compensation, $2.4 million of amortization of patents and patents rights, $0.7 million of non-cash restructuring accruals and $0.2 million of depreciation. The net changes in our operating assets at September 30, 2008 compared to December 31, 2007 included primarily of decreases of $234.6 million in other receivables due to Intel payments of $150 million in January 2008 per the settlement, release and license agreement and of $91.5 million in September 2008 for remaining payment acceleration and non-exclusive license for computing technology, $1.3 million in other assets, prepaid expenses and other current assets, and accounts receivable, partially offset by decreases of $17.6 million due to recognition of deferred income from settlement and licensing, $14.9 million in accounts payable and accrued liabilities, $3.3 million in income tax payable due to tax payments made related to the year ended December 31, 2007, and $1.9 million in accrued restructuring payments.
     For the nine months ended September 30, 2007, net cash used in operating activities was $33.5 million. Our net loss of $39.3 million was adjusted for non-cash charges consisting primarily of $8.9 million of non-cash restructuring accruals, $5.1 million of amortization of patents and patents rights, $1.0 million of stock compensation, $0.4 million for impairment of inventories, $0.5 million of depreciation and $0.3 million for impairment of long-lived assets. These charges were partially offset by $0.2 million gain on disposal of fixed assets. The net changes in our operating assets at September 30, 2007 compared to December 31, 2006 included primarily of decreases of $9.3 million in accrued restructuring payments, $0.6 million in accounts payable and accrued liabilities, and $1.3 million in advances from customers, and an increase of $0.4 million in inventories partially offset by decreases of $1.1 million in other assets and $0.3 million in accounts receivable.
     Investing activities
     Net cash used in investing activities was $46.9 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $21.1 million for the comparable period in fiscal 2007.
     Net cash used in investing activities for the nine months ended September 30, 2008, was primarily due to the purchase of available-for-sale investments of $139.6 million, partially offset by $92.7 million in proceeds provided from the sale or maturity of available-for-sale investments, plus cash used for $0.1 million of equipment purchases.
     Net cash provided by investing activities for the nine months ended September 30, 2007, was primarily due to $24.0 million in proceeds provided from the maturity of available-for-sale investments, partially offset by the purchase of available-for-sale investments of $3.0 million and net $0.1 million cash provided by fixed assets disposals less new purchases.
     Financing activities
     Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2008 compared to $20.4 million for the comparable period in fiscal 2007.
     For the nine months ended September 30, 2008, net cash provided by financing activities included $0.4 million from sales of common stock under our employee stock purchase and stock option plans and $0.2 million in net proceeds from exercises of warrants.
     For the nine months ended September 30, 2007, net cash provided by financing activities included $11.6 million proceeds from direct placement of common stock and warrants, $7.0 million from Series B Preferred Stock issued to AMD, and $1.8 million in net proceeds from the sale of our common stock under our employee stock purchase and stock option plans.
Contractual Obligations
     As of September 30, 2008, we had the following contractual obligations:

	Future Minimum Payments Due by Period
		Remainder of
(In thousands)	Total	2008	2009
Operating leases(1)	$270	$68	$202
Unconditional contractual obligations(2)	1,000	200	800

Total	$1,270	$268	$1,002

(1)	Operating leases includes the lease extension agreement for approximately 22,500 square feet of office space in Santa Clara, California that was signed in July 2008.

(2)	Contractual obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including, fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development.

Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no off balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.
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
Item 3 . Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. As of September 30, 2008, we had cash, cash equivalents and short-term investments of $255.2 million. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2008, our cash equivalents and short-term investments included money market funds and short and medium term treasury bills and earned interest at an average rate of 1.0%. Due to the relative short-term nature of our investment portfolio, our interest income is extremely vulnerable to sudden changes in market interest rates. A hypothetical 1.0% decrease in interest rates would have resulted in a $2.6 million decrease in our annualized interest income. Actual results may differ materially from this sensitivity analysis. We do not use our investment portfolio for trading or other speculative purposes.
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
Item 4 . Controls and Procedures
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
     Changes in Internal Control over Financial Reporting
     Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     On January 31, 2008, the directors and certain officers of the Company were named as defendants in a purported shareholder derivative action in the Superior Court for Santa Clara County, California, captioned Riley Investment Partners Investment Fund, L.P., et al. v. Horsley, et al. (Transmeta Corp.), Case No. 1:08-CV-104667. The complaint alleged claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets and abuse of control relating to the compensation of the Company’s management. Defendants filed a demurrer to the complaint in March 2008. In April 2008, plaintiffs filed a notice of intent to file an amended complaint. In July 2008, all parties entered into a settlement agreement and releases providing for, among other things, the dismissal with prejudice of this action, with each party to bear its own litigation fees and costs. The parties jointly filed a stipulation of dismissal with the Court and, on July 24, 2008, the Court entered an order dismissing this action with prejudice.
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
Risks Related to Our Merger with Novafora
     On November 17, 2008, we announced that we had entered into a Merger Agreement to be acquired by Novafora for $255.6 million in cash, subject to working capital and other adjustments, in a transaction where Transmeta would be merged with and into a wholly-owned subsidiary of Novafora. There are numerous risks associated with our having entered into this agreement, including the following:
     We cannot assure you that all conditions to the merger will be met and the merger consummated.
     The consummation of the merger is subject to a number of closing conditions, including the following: (i) accuracy of the representations made by us and Novafora in the Merger Agreement, (ii) our and Novafora’s performance of the agreements and covenants under the Merger Agreement, (iii) receipt of our stockholders’ approval of the merger, (iv) no order by a governmental authority preventing the consummation of the merger, (v) no pending or threatened proceeding by a governmental authority that would prevent the merger or cause the merger to be rescinded, and (vi) no material adverse effect on our business or our ability to consummate the merger occurring after the date of the Merger Agreement that is continuing.
     Accordingly, investors should not place undue reliance on the occurrence of the merger. In the event the merger is not completed, we may be subject to many risks, including:
•	the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers;

•	the market price of our common stock could decline to the extent that the market price of our common stock reflects a market belief that the merger would be completed and its potential benefits would be realized;

•	we could be required to pay Novafora a termination fee under certain circumstances; and

•	the amount of the costs, fees and expenses and charges related to the merger.
     In addition, if the merger does not occur, there can be no assurance that a comparable transaction will be consummated.
     Whether or not the merger is completed, the business of Transmeta could suffer due to the announcement of the merger and the restrictions on the conduct of our business prior to the completion of the merger.
     The announcement of the merger may have a negative impact on our ability to attract and retain key management, development or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with Novafora that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. In addition, the Merger Agreement provides, among other things, that Transmeta may not enter into any future licensing transaction prior to closing of the merger without Novafora’s consent. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger.
     Costs associated with the merger are difficult to estimate, may be higher than expected and may result in the consideration to be received by our stockholders in the merger to be less than expected.
     We will incur substantial direct transaction and other costs associated with the merger, which costs cannot be estimated accurately at this time. Because the per share consideration to be received by our stockholders in the merger is subject to a working capital and other adjustments, if the transaction and other costs we incur prior to the consummation of the merger exceed estimates, the dollar value per share that our stockholders will receive upon the consummation of the merger will be reduced.
     Our executive officers and directors have interests with respect to the merger that are different from, or in addition to, interests of our stockholders generally, which may influence them to support the merger.
     When considering the recommendation of our board of directors regarding the merger, you should be aware of the interests that our executive officers and directors have in the merger that are different from, or in addition to, interests of our stockholders generally. These interests include, among others:
•	existing agreements that provide, among other things, for severance and other benefits as a result of the merger;

•	continued director and executive officer indemnification and insurance; and

•	acceleration of certain options held by our executive officers and directors.
     As a result, our executive officers may be more likely to vote to adopt the merger agreement and approve the merger than if they did not have these other interests. As of November 17, 2008, executive officers and directors, who together beneficially owned approximately 18% of the outstanding shares of our common stock (excluding options, warrants and other convertible securities), have agreed to vote in favor of the adoption of the merger agreement and the approval of the merger.

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

Our current business plan depends on increasing our LongRun2 licensing revenue, and we might be unsuccessful in our efforts to license our LongRun2 technology to other parties .
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
We have limited visibility regarding when and to what extent our licensees will use our LongRun2 or other licensed technologies and we might be unsuccessful in our efforts to generate royalty revenue         .
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
Our results of operations could be adversely affected by global economic conditions and the effects of these conditions on our customers’ businesses and levels of business activity.
     Our operations and performance depend significantly on global economic conditions and their impact on levels of spending by our customers and potential customers. Global economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. This may reduce demand for our products and services and have a material adverse effect on our results of operations. In addition, recent turmoil in the financial services market and tightening of credit have led to increased market volatility and widespread reduction of business activity in general.
We face intense competition in the development of advanced technologies. Our customers and competitors are much larger than we are and have significantly greater resources. We may not be able to compete effectively .
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
We might experience payment disputes for amounts owed to us under our LongRun2 licensing agreements, and such a dispute may harm our business results .
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
     Our customer base is highly concentrated. For example, for the three months ended September 30, 2008 and 2007 there was one such customer, that accounted for 99% and 97% respectively, of total revenues. For the nine months ended September 30, 2008 and 2007 there were one and two such customers, respectively, that accounted for 95% and 93%, respectively, of total revenues. We expect that a small number of customers will continue to account for a significant portion of our revenue.
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
Any dispute regarding our intellectual property may require us to indemnify certain licensees or third parties, the cost of which could severely hamper our business operations and financial condition .
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
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline .
     Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Significant sales by an investor or combination of investors during a period of relatively thin trading would likely depress the stock price, at least temporarily, and increase the market’s perception of historic volatility.
The price of our common stock has been volatile and is subject to wide fluctuations .
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
We might need to raise additional financing, which might not be available or might be available only on terms unfavorable to us or our stockholders .
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
Our certificate of incorporation and bylaws, stockholder rights plan and Delaware law contain provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders .
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
     As of September 30, 2008, we repurchased a total of 28,400 shares of our common stock at an average price per share of $0.00001, including 800 shares in the three months ending September 30, 2008. These shares were originally issued pursuant to grants of restricted shares to employees in the form of par value stock options to purchase our common stock. These shares represent the unvested portion of the restricted stocks that were repurchased from employees at the time their employment with us was terminated.

Total Number
				of Shares	Maximum Number of
	Total Number		Average	Purchased as Part	Shares that May Yet
	of Shares	Total	Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	Paid	per Share	Plans or Programs	the Plans or Programs
07/01/08 - 07/31/08	800	$—	$0.00001	—	—
08/01/08 - 08/31/08	—	$—	—	—	—
09/01/08 - 09/30/08	—	$—	—	—	—

Total	800	$—	$0.00001	—	—
Item 4. Submission of Matters to a Vote of Security Holders
          We held our 2008 Annual Meeting of Stockholders on September 18, 2008. The matters voted upon at the meeting for stockholders of record as of August 19, 2008, and the vote with respect to each such matter are set forth below:
          (i) The election of three Class II directors, each for a term of three years and until his successor has been elected and qualified or until his earlier resignation, death or removal:

	For	Withheld
Robert V. Dickinson	8,031,128	1,196,304
Bryant R. Riley	8,674,834	552,598
T. Peter Thomas	7,469,821	1,757,611
In addition to these three individuals elected as directors at the meeting, the following five individuals continued in their offices as directors after the meeting: R. Hugh Barnes, Lester M. Crudele, Murray A. Goldman, T. Peter Thomas and Rick Timmins.
          (ii) To ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year 2008.

For	Against	Abstain
8,396,920	70,956	759,554
Item 6. Exhibits

Exhibit
Number	Exhibit Title

10.40	License agreement between Transmeta Corporation and NVIDIA Corporation.

10.41	Amendment number 1 to the settlement, release and license agreement between Transmeta Corporation and Intel Corporation.

10.42	Technology license agreement between Transmeta Corporation and Intel Corporation.

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMETA CORPORATION

	By	/s/ Sujan Jain

Sujan Jain
Executive Vice President and Chief Financial Officer
Date: November 17, 2008		(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

10.40	License agreement between Transmeta Corporation and NVIDIA Corporation.

10.41	Amendment number 1 to the settlement, release and license agreement between Transmeta Corporation and Intel Corporation.

10.42	Technology license agreement between Transmeta Corporation and Intel Corporation.

31.01	Certification by Lester M. Crudele pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.02	Certification by Sujan Jain pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.01*	Certification by Lester M. Crudele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification by Sujan Jain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Transmeta Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.